Form 10-Q
period 2021-03-31
Duddell Street Acquisition Corp.
filed 2021-07-26
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-39672

DUDDELL STREET ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8/F Printing House

6 Duddell Street

Hong Kong

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +852 3468 6200

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

As of July 26, 2021, 17,500,000 Class A ordinary shares, par value $0.0001, and 4,375,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

DUDDELL STREET ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the three months ended March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

DUDDELL STREET ACQUISITION CORP.

CONDENSED BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$147,860	$-
Due from related party	-	2,000,000
Prepaid expenses	691,730	789,798
Total current assets	839,590	2,789,798
Investments held in Trust Account	175,076,209	175,030,689
Total Assets	$175,915,799	$177,820,487
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$99,965	$4,291
Accrued expenses	148,200	179,780
Due to related party	-	1,588,308
Note payable - related party	-	175,626
Total current liabilities	248,165	1,948,005
Deferred underwriting commissions	6,125,000	6,125,000
Derivative warrant liabilities	17,100,000	20,805,000
Total liabilities	23,473,165	28,878,005

Commitments and Contingencies (Note 6)

Class A ordinary shares; 14,744,263 and 14,394,248 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	147,442,630	143,942,480

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	-	-

Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 2,755,737 and 3,105,752 shares issued and outstanding (excluding 14,744,263 and 14,394,248 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	276	311

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,375,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	437	437

Additional paid-in capital	10,589,981	14,090,096
Accumulated deficit	(5,590,690)	(9,090,842)
Total shareholders' equity	5,000,004	5,000,002
Total Liabilities and Shareholders' Equity	$175,915,799	$177,820,487

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUDDELL STREET ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For The Three Months Ended March 31, 2021

General and administrative expenses	$250,369
Loss from operations	(250,369)
Other income
Change in fair value of derivative warrant liabilities	3,705,000
Interest earned on investments held in Trust Account	45,521
Net income	$3,500,152

Weighted average shares outstanding of ordinary shares subject to redemption, basic and diluted	14,398,137
Basic and diluted net income per share, ordinary shares subject to redemption	$-
Weighted average shares outstanding of ordinary shares, basic and diluted	7,476,863
Basic and diluted net income per share, ordinary shares	$0.46

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUDDELL STREET ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Three Months Ended March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	3,105,752	$311	4,375,000	$437	$14,090,096	$(9,090,842)	$5,000,002
Shares subject to possible redemption	(350,015)	(35)	-	-	(3,500,115)	-	(3,500,150)
Net income	-	-	-	-	-	3,500,152	3,500,152
Balance - March 31, 2021 (Unaudited)	2,755,737	$276	4,375,000	$437	$10,589,981	$(5,590,690)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUDDELL STREET ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net income	$3,500,152
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of derivative warrant liabilities	(3,705,000)
Interest income on investments held in Trust Account	(45,520)
Changes in operating assets and liabilities:
Prepaid expenses	98,068
Accounts payable	95,674
Accrued expenses	(31,580)
Net cash provided by operating activities	(88,206)

Cash Flows from Financing Activities:
Proceeds from settlement of receivable from related party	411,692
Repayment of note payable to related party	(175,626)
Net cash used in financing activities	236,066

Net increase in cash	147,860

Cash - beginning of the period	-
Cash - end of the period	$147,860

Supplemental disclosure of noncash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$3,500,150

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations, Going Concern and Basis of Presentation

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

As of March 31, 2021, the Company had not yet commenced operations. All activity for the period from August 28, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are recorded at a redemption value and classified as temporary equity following the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the founder shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their founder shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their founder shares and Public Shares (excepting with respect to any Public Shares acquired in or after the Initial Public Offering) in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares (but not with respect to any Public Shares acquired before the Initial Public Offering) if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021, or for any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K and Form 10-K/A filed by the Company with the SEC on March 31, 2021 and July 26, 2021.

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

Liquidity and Going Concern

As of March 31, 2021, the Company had cash of $148,000 and working capital of approximately $591,000.

The Company’s liquidity needs through March 31, 2021 have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares (as defined below), the loan under the Note of approximately $176,000 (see Note 5) to the Company, and the net proceeds from the consummation of the Initial Public Offering and the Private Placement of $2.0 million held in the bank account of an affiliate of the Sponsor from which, subsequent to November 2, 2020, the affiliate of the Sponsor paid an aggregate of approximately $1.6 million, for expenses on behalf of the Company. The Company repaid the Note, the amount due to related party and the advance from related party following the opening of the Company’s bank account on March 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Based on the foregoing, Management has determined that there is a working capital deficit , based on projected cash outflows, that raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of a Business Combination or the date the Company is required to liquidate. Over this time period, the Company will be using funds not held in the Trust account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company did not have any cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in the Trust Account. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. Treasury securities, or a combination thereof.

Fair Value of Financial Instruments

As of March 31, 2021 and December 31, 2020, the carrying values of due from related party, accounts payable, accrued expenses, and note payable – related party approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. government securities with an original maturity of 185 days or less or investments in a money market funds that invest in only U.S. government securities and are recognized at fair value. The fair value of U.S. government securities held in Trust Account is determined using quoted prices in active markets. The Company uses NAV as a practical expedient to fair value for its investments in money market funds with published NAV.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Stock” (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 8,750,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,500,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the value of the Public Warrants were measured based on the trading price since being separately listed and traded, and the Private Placement Warrants were measured at fair value using a Monte Carlo simulation model.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 14,744,263 and 14,394,248 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

The Company applies the two-class method in calculating earnings per share. Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. An aggregate of 14,744,263 Class A ordinary shares subject to possible redemption at March 31, 2021 have been excluded from the calculation of basic income per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 14,250,000 Class A ordinary shares in the calculation of diluted income per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Reconciliation of Net Income per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income per ordinary share is calculated as follows:

For the Three Months
Ended March 31,
2021
Class A Ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Income from investments held in Trust Account	$38,351
Less: Company's portion available to be withdrawn to pay taxes	-
Net income attributable	$38,351

Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	14,398,137
Basic and diluted net income per share	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Income minus Net Earnings
Net income	$3,500,152
Net income allocable to Class A ordinary shares subject to possible redemption	(38,351)
Non-redeemable net income
$3,461,801
Denominator: weighted average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	7,476,863

Basic and diluted net income per share, Non-redeemable ordinary shares	$0.46

 Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4—Private Placement

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

Note 5—Related Party Transactions

Founder Shares

On August 31, 2020, the Initial Shareholders paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 5,031,250 Class B ordinary shares (the “founder shares”). The Sponsor agreed to surrender for no consideration 656,250 founder shares when the option to purchase additional units was not exercised by the underwriters.

The Sponsor transferred 25,000 of its founder shares to each of Marc Holtzman and Bradford Allen and 300,000 of its founder shares to Peter Lee Coker Jr., the three independent directors. These 350,000 shares were not subject to forfeiture when the underwriters’ over-allotment option was not exercised. On May 24, 2021, Mr. Coker resigned and as a result forfeited all of his 300,000 founder shares that the Sponsor had previously transferred to him and assigned and transferred such founder shares to the Sponsor for no consideration in connection with his resignation.

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

Due To/ From Related Party

As of March 31, 2021 and December 31, 2020, the Company had $0 and $2.0 million due from an affiliate of the Sponsor, respectively, which comprised of the net proceeds from the consummation of the Initial Public Offering and the Private Placement held in the bank account of an affiliate of the Sponsor, that was released to the Company once the Company’s bank account was set up. As of March 31, 2021 and December 31, 2020, the Company had approximately $0 and $1.6 million due to an affiliate of the Sponsor, respectively.

Related Party Loans

On August 28, 2020, the Sponsor agreed to loan the Company up to $250,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of December 31, 2020, the Company borrowed approximately $176,000 under the Note. The Company repaid the Note, the amount due to related party and the advance from related party following the opening of the Company’s bank account on March 18, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 17,500,000 Class A ordinary shares issued and outstanding, including 14,744,263 and 14,394,248 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 4,375,000 Class B ordinary shares issued and outstanding.

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

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Derivative Warrant Liabilities

As of March 31, 2021, the Company had 8,750,000 Public Warrants and 5,500,000 Private Placement Warrants outstanding.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$175,076,209	-	-	$175,076,209
Liabilities:
Derivative public warrant liabilities	$10,500,000	$-	$-	$10,500,000
Derivative private warrant liabilities	$-	$-	$6,600,000	$6,600,000
Total fair value	$185,576,209	$-	$6,600,000	$192,176,209

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$175,030,689	-	-	$175,030,689
Liabilities:
Derivative public warrant liabilities	$12,775,000	$-	$-	$12,775,000
Derivative private warrant liabilities	$-	$-	$8,030,000	$8,030,000
Total fair value	$187,805,689	$-	$8,030,000	$195,835,689

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between Level 3 and Level 1 of the fair value hierarchy during the period ended March 31, 2021.

For the Public Warrants issued in connection with the Public Offering, the traded market price was used as fair value.

The Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of March 31, 2021:

	As of March 31, 2021	As of December 31, 2020
Option term (in years)	6.09	6.34
Volatility	18.50%	21.50%
Risk-free interest rate	1.18%	0.55%
Expected dividends	-	-
Exercise Price	$11.50	$11.50

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

As of March 31,
2021
Derivative warrant liabilities at January 1, 2021	$8,030,000
Change in fair value of derivative warrant liabilities	(1,430,000)
Derivative warrant liabilities at March 31, 2021	$6,600,000

Note 10—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the balance sheet was available for issuance. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on August 28, 2020. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (“Business Combination”). We are an emerging growth company and, as such, are subject to all of the risks associated with emerging growth companies.

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

Results of Operations

Our entire activity since inception up to March 31, 2021 has been related to our formation, Initial Public Offering, which was consummated on November 2, 2020, and since the Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination We generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31 2021, we had net income of approximately $3.5 million, which consisted of approximately $3.7 million change in fair value of derivative warrant liabilities and $46,000 in interest income earned on the Trust Account, offset by approximately $250,000 in general and administrative expenses.

Liquidity and Going Concern

As of March 31, 2021, we had cash of approximately $148,000 and working capital of approximately $591,000.

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to cover certain expenses on our behalf in exchange for the issuance of the founder shares (as defined below), the loan under the Note of approximately $176,000 to us, and the net proceeds from the consummation of the Initial Public Offering and the Private Placement of $2.0 million held in the bank account of an affiliate of our Sponsor. Subsequent to November 2, 2020, the affiliate of our Sponsor continued to pay an aggregate of approximately $1.6 million for expenses on our behalf. We repaid the Note, the amount due to related party and the advance from related party following the opening of the Company’s bank account on March 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, we have determined that the working capital deficit raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Over this time period, we will be using funds not held in the Trust account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Due To/ From Related Party

As of March 31, 2021 and December 31, 2020, we had $0 and $2.0 million due from an affiliate of the Sponsor, respectively, which comprised of the net proceeds from the consummation of the Initial Public Offering and the Private Placement held in the bank account of an affiliate of the Sponsor, that will be released to us once our bank account is set up. As of March 31, 2021 and December 31, 2020, we had approximately $0 and $1.6 million due to an affiliate of the Sponsor, respectively. The affiliate of the Sponsor continues to pay for expenses on our behalf.

Related Party Loans

On August 28, 2020, the Sponsor agreed to loan us up to $250,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of December 31, 2020, we borrowed approximately $176,000 under the Note. The affiliate of the Sponsor continues to pay for expenses on our behalf. We repaid the Note, the amount due to related party and the advance from related party following the opening of our bank account on March 18, 2021.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, we had no borrowings under the Working Capital Loans.

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

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Stock” (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 8,750,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,500,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 14,744,263 and 14,394,248 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. An aggregate of 14,744,263 Class A ordinary shares subject to possible redemption at March 31, 2021 have been excluded from the calculation of basic income per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 14,250,000 Class A ordinary shares in the calculation of diluted income per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, are invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management's Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on July 26, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K/A filed with the SEC on July 26, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5:	Other Information

None

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of July, 2021.

DUDDELL STREET ACQUISITION CORP.

By:	/s/ Manoj Jain
Name:	Manoj Jain
Title:	Chief Executive Officer (Principal Executive Officer)