Form 10-K/A
period 2020-12-31
Duddell Street Acquisition Corp.
filed 2021-11-24
CIK 1823466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-39672

DUDDELL STREET ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8/F Printing House
6 Duddell Street
Hong Kong	N/A
(Address of Principal Executive Offices)	Zip Code

Registrant’s telephone number, including area code: + 852 3468 6200

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

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its Class A ordinary shares held by non- affiliates as of such date.

As of March 31, 2021, 17,500,000 Class A ordinary shares, par value $0.0001 per share, and 4,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Duddell Street Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K/A of Duddell Street Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets.

Therefore, on November 21, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), after consultation with Marcum LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued (i) audited balance sheet as of November 2, 2020, as previously revised in the Company’s Annual Report on Form 10-K/A, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on July 26, 2021 (the “2020 Form 10-K/A No. 1”); and (ii) audited financial statements included in the Company’s 2020 Form 10-K/A No. 1; (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

We do not expect any of the above changes will have any impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Form 10-Q for the quarterly period ended September 30, 2021.

We are filing this Amendment No. 2 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

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

CERTAIN TERMS

Unless otherwise stated in this Amendment No. 2 to the Annual Report on Form 10-K/A (this “Annual Report”), references to:

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some statements contained in this Amendment No. 2 to the Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Amendment No. 2 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 may include, for example, statements about:

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

As described elsewhere in Amendment No. 1 and elsewhere in this Amendment No. 2 to the Annual Report, we have identified a material weakness in our internal control over financial reporting related to the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company that were issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our Class A ordinary shares subject to redemption and derivative warrant liabilities, change in fair value of derivative warrant liabilities, accumulated deficit and related financial disclosures for the Affected Period. For a discussion of management’s consideration of the material weakness identified related to our interpretation and accounting for certain complex features of the Class A ordinary shares and warrants we issued in connection with the November 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

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

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Amendment No. 2 to the Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As described in the Explanatory Note, we have restated our previously issued audited financial statements as of December 31, 2020 and for the period ended December 31, 2020 (the “Restatement”). As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for our Class A ordinary shares subject to possible redemption and the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, coul d financial condition or our ability to complete a Business Combination.

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

If we do not consummate our initial business combination within 24 months from the closing of our initial public offering our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Amendment No. 2 to the Annual Report on Form 10-K/A for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

In this Amendment No. 2 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from August 28, 2020 (inception) to December 31, 2020.

The restatement results from our prior accounting for our Class A ordinary shares subject to redemption, which were not fully recognized in temporary equity, and our Warrants which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets.

Additionally, on April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 2, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value re-measurement.

As a result of the foregoing, in consultation with the audit committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from August 28, 2020 (inception) through December 31, 2020 should be restated because of a misapplication in the guidance around accounting for certain complex features of our Class A ordinary shares and warrants issued in November 2020 and should no longer be relied upon.

In connection with the restatement, our management reassessed the effectiveness of our internal controls over financial reporting and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our internal controls and procedures for such periods were not effective with respect to the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company. For more information, see “Part II, Item 9A. Controls and Procedures” included in this Amendment No. 2 to the Annual Report on Form 10-K/A.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Amendment No. 2 to the Annual Report on Form 10-K/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Amendment No. 2 to the Annual Report on Form 10-K/A, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Amendment No. 2 to the Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Amendment No. 2 to the Annual Report on Form 10-K/A. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Due To/ From Related Party

As of December 31, 2020, we had approximately $412,000 due from an affiliate of our Sponsor, which comprised of the net proceeds from the consummation of the Initial Public Offering and the Private Placement held in the bank account of an affiliate of our Sponsor, that will be released to us once our bank account is set up. As of December 31, 2020, we had approximately $176,000 due to an affiliate of our Sponsor. The affiliate of our Sponsor continues to pay for expenses on our behalf.

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

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Amendment No. 2 to the Annual Report and is incorporated herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No. 2 to the Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Amendment No. 2 to the Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

The Company identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2020. Specifically, the Company’s management has concluded that control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained since issuance of the Class A ordinary shares and warrants on November 2, 2020.

Therefore, we, in consultation with our Audit Committee, concluded that the Company’s previously issued financial statements as of and for year ended December 31, 2020, as of and for the three months ended March 31, 2021, as of and for the six months ended June 30, 2021 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our Class A ordinary shares subject to redemption and our outstanding Warrants and should no longer be relied upon.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Amendment No. 1 and this Amendment No. 2 to the Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

	Class B ordinary		Class A ordinary
	shares(2)		shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Voting
Name of Beneficial Owners(1)	Owned	of Class	Owned	of Class	Control
Duddell Street Holdings Limited (3)	4,025,000	92%	4,000,000	23%	36.7%
Manoj Jain	4,025,000	92%	4,000,000	23%	36.7%
Sohit Khurana	4,025,000	92%	4,000,000	23%	36.7%
Allan Finnerty	4,025,000	92%	4,000,000	23%	36.7%
Marc Holtzman	25,000	*	—	—	—
Peter Lee Coker Jr.	300,000	6.8%	—	—	—
Bradford Allen	25,000	*	—	—	—
All directors and officers as a group (six individuals)	4,375,000	100%	4,000,000	23%	36.7%

*Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 8/F Printing House, 6 Duddell Street, Hong Kong.
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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment No. 2 to the Annual Report on Form 10-K/A: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.
(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment No. 2 to the Annual Report on Form 10-K/A.
Exhibit No.	Description
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

**Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 2021.

DUDDELL STREET ACQUISITION CORP.

By:	/s/ Allan Finnerty
	Name:	Allan Finnerty
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to the Annual Report on Form 10-K/A has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date
/s/ Manoj Jain	Chief Executive Officer	November 24, 2021
Manoj Jain	(Principal Executive Officer)

/s/ Allan Finnerty	Chief Financial Officer	November 24, 2021
Allan Finnerty	(Principal Financial and Accounting Officer)

/s/ Sohit Khurana	President and Chief Risk Officer	November 24, 2021
Sohit Khurana

/s/ Marc Holtzman	Director	November 24, 2021
Marc Holtzman

/s/ Mark Derrick Collier	Director	November 24, 2021
Mark Derrick Collier

/s/ Bradford Allen	Director	November 24, 2021
Bradford Allen

DUDDELL STREET ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Duddell Street Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Duddell Street Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 28, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 28, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 28, 2020 (inception) through December 31, 2020 have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, MA

March 31, 2021, except for the effects of the restatement discussed in Note 2 – Amendment 1, as to which the date is July 26, 2021 and Note 2 – Amendment 2, as to which the date is November 24, 2021.

DUDDELL STREET ACQUISITION CORP.

BALANCE SHEET

As Restated - See Note 2

December 31, 2020

Assets
Current assets:
Due from related party	$411,692
Prepaid expenses	789,798
Total current assets	1,201,490
Investments held in Trust Account	175,030,689
Total Assets	$176,232,179

Liabilities, Class A ordinary shares subject to Possible Redemption and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,291
Accrued expenses	179,780
Note payable - related party	175,626
Total current liabilities	359,697
Derivative warrant liabilities	20,805,000
Deferred underwriting commissions	6,125,000
Total liabilities	$27,289,697

Commitments and Contingencies (Note 6)

Class A ordinary shares; 17,500,000 shares subject to possible redemption at $10.00 per share	175,000,000

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 0 shares issued and outstanding (excluding 17,500,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,375,000 shares issued and outstanding	437
Additional paid-in capital	—
Accumulated deficit	(26,057,955)
Total shareholders’ equity	(26,057,518)
Total Liabilities, Class A ordinary shares subject to Possible Redemption and Shareholders’ Equity	$176,232,179

The accompanying notes are an integral part of these financial statements.

DUDDELL STREET ACQUISITION CORP.

STATEMENT OF OPERATIONS

As Restated - See Note 2

For the Period from August 28, 2020 (inception) through December 31, 2020

General and administrative expenses	$672,065
Loss from operations	(672,065)
Change in fair value of derivative warrant liabilities	(7,980,000)
Financing cost - derivative warrant liabilities	(469,465)
Interest earned on investments held in Trust Account	30,688
Net loss	$(9,090,842)

Weighted average shares outstanding of ordinary shares subject to redemption, basic and diluted	8,536,585
Basic and diluted net income per share, ordinary shares subject to redemption	$(0.70)
Weighted average shares outstanding of ordinary shares, basic and diluted	4,375,000
Basic and diluted net loss per share, ordinary shares	$(0.70)

The accompanying notes are an integral part of these financial statements.

DUDDELL STREET ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

As Restated - See Note 2

For the Period from August 28, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 28, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	550,000	—	550,000
Forfeiture of Class B ordinary shares	—	—	(656,250)	(66)	66	—	—
Accretion of Class A Shares subject to possible redemption	—	—	—	—	(574,563)	(16,967,113)	(17,541,676)
Net loss	—	—	—	—	—	(9,090,842)	(9,090,842)
Balance - December 31, 2020	—	$—	4,375,000	$437	$—	$(26,057,955)	$(26,057,518)

The accompanying notes are an integral part of these financial statements.

DUDDELL STREET ACQUISITION CORP.

STATEMENT OF CASH FLOWS

As Restated - Note 2

For the Period from August 28, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(9,090,842)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor under note payable	62,017
General and administrative expenses paid by Sponsor under due to related party	1,260,776
Financing cost - derivative warrant liabilities	469,465
Change in fair value of derivative warrant liabilities	7,980,000
Interest income on investments held in Trust Account	(30,689)
Changes in operating assets and liabilities:
Prepaid expenses	(764,798)
Accounts payable	4,291
Accrued expenses	109,780
Net cash used in operating activities	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(175,000,000)
Net cash used in investing activities	(175,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering	175,000,000
Net cash provided by financing activities	175,000,000

Net increase in cash	—

Cash - beginning of the period	—
Cash - end of the period	$—

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accrued expenses	$70,000
Offering costs included in note payable - related party	$113,610
Offering costs included in due to related party	$327,532
Deferred underwriting commissions in connection with the initial public offering	$6,125,000
Gross proceeds received from private placement held in Sponsor’s bank account	$550,000
Offering costs paid by Sponsor out of proceeds received from private placement	$3,500,000
Accretion of Class A Ordinary Shares to Accretion Amount	$17,541,677

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

The Company’s sponsor is Duddell Street Holdings Limited, a Cayman Islands limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 28, 2020. On November 2, 2020, the Company consummated its Initial Public Offering of 17,500,000 units (the“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175.0 million, and incurring offering costs of approximately $10.1 million, inclusive of approximately $6.1 million in deferred underwriting commissions (Note 7). The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 2,625,000 additional Units to cover over-allotments, if any, at $10.00 per Unit.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post- transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from August 28, 2020 (inception) through December 31, 2020 (the “Affected Period”), are restated in this Amendment No. 2 to the Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets.

Therefore, on November 21, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), after consultation with Marcum LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued (i) audited balance sheet as of November 2, 2020, as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on July 26, 2021 (the “2020 Form 10-K/A No. 1”); and (ii) audited financial statements included in the Company’s 2020 Form 10-K/A No. 1 (collectively, the “Affected Periods”), should no longer be relied upon and should be restated to report all Public Shares as temporary equity and the Warrants as liabilities.

Impact of the Restatement

The impact of the restatement on the balance sheets and statements of cash flows for the Affected Periods are presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously restated balance sheet as of December 31, 2020:

December 31, 2020	As Restated	Adjustment	As Adjusted	% Change

Total assets	$176,232,179	$—	$176,232,179
Total liabilities	$27,289,697	$—	$27,289,697
Class A ordinary shares subject to redemption	143,942,480	31,057,520	175,000,000	21.6%
Preference shares	—	—	—
Class A ordinary shares	311	(311)	—	(100.0)%
Class B ordinary shares	437	—	437
Additional paid-in captial	14,090,096	(14,090,096)	—	(100.0)%
Accumulated deficit	(9,090,842)	(16,967,113)	(26,057,955)	186.6%
Total shareholders’ equity (deficit)	$5,000,002	$(31,057,520)	$(26,057,518)	(621.6)%
Total liabilities, Class A ordinary shares subject to redemption and shareholders’ equity (deficit)	$176,232,179	$—	$176,232,179

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously restated statement of cash flows for the period from August 28, 2020 (inception) through December 31, 2020:

	Form 10-K/A: For the Period from August 28, 2020 (inception) through December 31, 2020
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$—	$—	$—
Cash Flows from Investing Activities	$(175,000,000)	$—	$175,000,000
Cash Flows from Financing Activities	$175,000,000	$—	$(175,000,000)
Supplemental Disclosure of Noncash Financing Activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000	$—	$(25,000)
Offering costs included in accrued expenses	$70,000	$—	$(70,000)
Offering costs included in note payable - related party	$113,610	$—	$(113,610)
Offering costs included in due to related party	$327,532	$—	$(327,532)
Deferred underwriting commissions in connection with the IPO	$6,125,000	$—	$(6,125,000)
Gross proceeds received from private placement held in Sponsor's bank account	$550,000	$—	$(550,000)
Offering costs paid by Sponsor out of proceeds received from Private Placement	$3,500,000	$—	$(3,500,000)
Initial value of Class A ordinary shares subject to possible redemption	$152,178,640	$(152,178,640)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(8,236,161)	$8,236,161	$—
Accretion of Class A Ordinary Shares to Accretion Amount	$—	$—	$17,541,677

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously restated balance sheet as of November 2, 2020:

November 2, 2020 - IPO Balance Sheet	As Restated	Adjustment	As Adjusted	% Change

Total assets	$177,051,800	$—	$177,051,800	0%
Total liabilities	$19,873,158	$—	$19,873,158	0%
Class A ordinary shares subject to redemption	152,178,640	22,821,360	175,000,000	15.0%
Preference shares	—
Class A ordinary shares	228	(228)	—	(100.0)%
Class B ordinary shares	503	—	503	0%
Additional paid-in captial	5,853,952	(5,853,952)	—	(100.0)%
Accumulated deficit	(854,681)	(16,967,180)	(17,821,861)	1,985.2%
Total shareholders’ equity (deficit)	$5,000,002	$(22,821,360)	$(17,821,358)	(456.4)%
Total liabilities, Class A ordinary shares subject to redemption and shareholders’ equity (deficit)	$177,051,800	$—	$177,051,800

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Period:

	EPS for Class A ordinary shares (redeemable)
	As Restated/ Reported	Adjustment	As Adjusted
Form 10-K/A (December 31, 2020)
Net loss	(9,090,842)	—	(9,090,842)
Weighted average shares outstanding	15,204,137	(6,667,552)	8,536,585
Basic and diluted earnings per share	0.00	0.70	(0.70)

	EPS for Class B ordinary shares (non-redeemable)
	As Restated/ Reported	Adjustment	As Adjusted
Form 10-K/A December 31, 2020
Net loss	(9,090,842)	—	(9,090,842)
Weighted average shares outstanding	5,494,933	(1,119,933)	4,375,000
Basic and diluted earnings per share	(1.66)	(0.96)	(0.70)

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to the initial carrying value of temporary equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.5 million is included in financing cost - derivative warrant liabilities in the statement of operations and $9.7 million is included in shareholders’ equity. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 17,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net loss per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 14,250,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the period presented. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For The Period From August 28, 2020
	(inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(6,010,474)	$(3,080,368)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	8,536,585	4,375,000
Basic and diluted net loss per ordinary share	$(0.70)	$(0.70)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Due To/ From Related Party

As of December 31, 2020, the Company had approximately $412,000 due from an affiliate of the Sponsor, which comprised of the net proceeds from the consummation of the Initial Public Offering and the Private Placement held in the bank account of an affiliate of the Sponsor, that will be released to the Company once the Company’s bank account is set up. As of December 31, 2020. The Company had approximately $176,000 due to an affiliate of the Sponsor. The affiliate of the Sponsor continues to pay for expenses on behalf of the Company.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00: Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub- divisions, share dividends, reorganizations, recapitalizations and the like).

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

NOTE 9. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2020, there were 17,500,000 Class A ordinary shares issued and subject to possible redemption.

As of December 31, 2021, Class A ordinary shares reflected on the balance sheet is reconciled on the following table:

Gross Proceeds	$175,000,000
Less:
Proceeds allocated to Public Warrants	(7,875,000)
Class A ordinary shares issuance costs	(9,666,677)
Plus:
Accretion of carrying value to redemption value	17,541,677
Class A ordinary shares subject to possible redemption	$175,000,000

NOTE 10. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares—The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 17,500,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and classified as temporary equity in the accompanying balance sheet (See Note 9).

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

NOTE 11. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$175,030,689	—	—	$175,030,689
Liabilities:
Derivative public warrant liabilities (restated)	$12,775,000	$—	$—	$12,775,000
Derivative private warrant liabilities (restated)	$—	$—	$8,030,000	$8,030,000
Total fair value	$187,805,689	$—	$8,030,000	$195,835,689
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

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the

Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero- coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of	As of
	November 2,	December 31,
	2020	2020
Option term (in years)	6.50	6.34
Volatility	16.30%	21.50%
Risk-free interest rate	0.57%	0.55%
Expected dividends	—	—
Exercise Price	$11.50	$11.50

The change in the fair value of the derivative warrant liabilities for the period from August 28, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at August 28, 2020 (inception)	$—
Issuance of Public and Private Warrants	12,825,000
Change in fair value of derivative warrant liabilities	7,980,000
Derivative warrant liabilities at December 31, 2020	$20,805,000

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements which have not previously been disclosed within the financial statements.