Form 10-Q
period 2021-09-30
Duddell Street Acquisition Corp.
filed 2021-11-24
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 24, 2021, 17,500,000 Class A ordinary shares, par value $0.0001, and 4,375,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

DUDDELL STREET ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2021

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period From August 28,2020 ( inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2021 and for the Period From August 28, 2020 (inception) through September 30,2020	3
	Unaudited Condensed Statement of Cash Flows for the Nine Months ended September 30, 2021 and for the Period From August 28,2020 (inception) through September 30,2020	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II. OTHER INFORMATION		33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
PART III. SIGNATURES		36

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

DUDDELL STREET ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(Restated)
Assets
Current assets:
Cash	$98,665	$—
Due from related party	—	411,692
Prepaid expenses	381,322	789,798
Total current assets	479,987	1,201,490
Investments held in Trust Account	175,084,390	175,030,689
Total Assets	$175,564,377	$176,232,179

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$1,607,415	$4,291
Accrued expenses	1,386,753	179,780
Note payable - related party	—	175,626
Total current liabilities	2,994,168	359,697
Deferred underwriting commissions	6,125,000	6,125,000
Derivative warrant liabilities	9,547,500	20,805,000
Total Liabilities	$18,666,668	$27,289,697

Commitments and Contingencies (Note 6)

Class A ordinary shares; 17,500,000 shares subject to possible redemption at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	175,000,000	175,000,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,375,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	437	437
Additional paid-in capital	—	—
Accumulated deficit	(18,102,728)	(26,057,955)
Total shareholders' deficit	(18,102,291)	(26,057,518)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$175,564,377	$176,232,179

The accompanying notes are an integral part of these condensed financial statements.

DUDDELL STREET ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For The Period
			From August
	For the Three	For The Nine	28, 2020
	Months Ended	Months Ended	(inception) through
	September 30, 2021	September 30, 2021	September 30, 2020
General and administrative expenses	$1,071,145	$3,355,975	$35,148
Loss from operations	(1,071,145)	(3,355,975)	(35,148)
Other income:
Interest earned on investments held in Trust Account	2,253	53,702	—
Change in fair value of derivative warrant liabilities	3,562,500	11,257,500	—
Net income (loss)	$2,493,608	$7,955,227	$(35,148)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	17,500,000	17,500,000	—
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.11	$0.36	$—
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	4,375,000	4,375,000	4,375,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.11	$0.36	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

DUDDELL STREET ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020 (1)	—	$—	4,375,000	$437	$—	$(26,057,955)	$(26,057,518)
Net income	—	—	—	—	—	3,500,152	3,500,152
Balance - March 31, 2021 (unaudited) (1)	—	—	4,375,000	437	—	(22,557,803)	(22,557,366)
Net income	—	—	—	—	—	1,961,467	1,961,467
Balance - June 30, 2021 (unaudited) (1)	—	—	4,375,000	437	—	(20,596,336)	(20,595,899)
Net income	—	—	—	—	—	2,493,608	2,493,608
Balance - September 30, 2021 (unaudited)	—	$—	4,375,000	$437	$—	$(18,102,728)	$(18,102,291)

(1)  As Restated See Note 1

The Period From August 28, 2020 (inception) through September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 28, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(35,148)	(35,148)
Balance - September 30, 2020 (unaudited)	—	$—	5,031,250	$503	$24,497	$(35,148)	$(10,148)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUDDELL STREET ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For The Period From
	For The Nine Months	August 28, 2020
	Ended September	(inception) through
	30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$7,955,227	$(35,148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
General and administrative expenses paid by related party	88,206	272
Interest income on investments held in Trust Account	(53,702)	—
Change in fair value of derivative warrant liabilities	(11,257,500)	—
Changes in operating assets and liabilities:
Prepaid expenses	408,477	—
Accounts payable	1,603,124	34,876
Accrued expenses	1,206,973	—
Net cash used in operating activities	(49,195)	—

Cash Flows from Financing Activities:
Proceeds from settlement of receivable from related party	323,486	—
Repayment of note payable to related party	(175,626)	—
Net cash provided by financing activities	147,860	—

Net increase in cash	98,665	—

Cash - beginning of the period	—	—
Cash - end of the period	$98,665	$—

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accrued expenses	$—	$218,352
Offering costs included in note payable - related party	$—	$86,410

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from August 28, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds were placed in the Trust Account and are intended to be applied generally towards consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are recorded at a redemption value and classified as temporary equity following the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the founder shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their founder shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their founder shares and Public Shares (excepting with respect to any Public Shares acquired in or after the Initial Public Offering) in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021, or for any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K/A filed by the Company with the SEC on July 26, 2021.

Restatement to Previously Reported Financial Statements

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Periods in this quarterly report.  The previously presented Affected Quarterly Periods should no longer be relied upon. The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

March 31, 2021	As Reported	Adjustment	As Adjusted
Total assets	$175,915,799	$—	$175,915,799
Total liabilities	$23,473,165	$—	$23,473,165
Class A ordinary shares subject to redemption	147,442,630	27,557,370	175,000,000
Preference shares	—	—	—
Class A ordinary shares	276	(276)	—
Class B ordinary shares	437	—	437
Additional paid-in captial	10,589,981	(10,589,981)	—
Accumulated deficit	(5,590,690)	(16,967,113)	(22,557,803)
Total shareholders’ equity (deficit)	$5,000,004	$(27,557,370)	$(22,557,366)
Total liabilities, Class A ordinary shares subject to redemption and shareholders’ equity (deficit)	$175,915,799	$—	$175,915,799

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: Three Months Ended March 31, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(88,206)	$—	$(88,206)
Cash Flows from Investing Activities	$—	$—	$—
Cash Flows from Financing Activities	$236,066	$—	$(236,066)
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$3,500,150	$(3,500,150)	$—

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

June 30, 2021	As Reported	Adjustment	As Adjusted
Total assets	$175,641,121	$—	$175,641,121
Total liabilities	$21,237,021	$—	$21,237,021
Class A ordinary shares subject to redemption	149,404,090	25,595,910	175,000,000
Preference shares	—	—	—
Class A ordinary shares	256	(256)	—
Class B ordinary shares	437	—	437
Additional paid-in captial	8,628,540	(8,628,540)	—
Accumulated deficit	(3,629,223)	(16,967,114)	(20,596,337)
Total shareholders’ equity (deficit)	$5,000,010	$(25,595,910)	$(20,595,900)
Total liabilities, Class A ordinary shares subject to redemption and shareholders’ equity (deficit)	$175,641,121	$—	$175,641,121

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Form 10-Q: Six Months Ended June 30, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(124,326)	$—	$124,326
Cash Flows from Investing Activities	$—	$—	$—
Cash Flows from Financing Activities	$147,860	$—	$(147,860)
Supplemental Disclosure of Noncash Financing Activities:	$—
Change in value of Class A ordinary shares subject to possible redemption	$1,961,461	$(1,961,461)	$—

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	EPS for Class A ordinary shares (redeemable)
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Net income	3,500,152	—	3,500,152
Weighted average shares outstanding	14,398,137	3,101,863	17,500,000
Basic and diluted earnings per share	0.00	(0.16)	0.16
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net income	1,961,467	—	1,961,467
Weighted average shares outstanding	14,746,418	2,753,582	17,500,000
Basic and diluted earnings per share	0.00	(0.09)	0.09
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net income	5,461,619	—	5,461,619
Weighted average shares outstanding	14,573,240	2,926,760	17,500,000
Basic and diluted earnings per share	0.00	(0.25)	0.25

	EPS for Class B ordinary shares (non-redeemable)
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021):
Net income	3,500,152	—	3,500,152
Weighted average shares outstanding	7,476,863	(3,101,863)	4,375,000
Basic and diluted earnings per share	0.46	0.30	0.16
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net income	1,961,467	—	1,961,467
Weighted average shares outstanding	7,128,582	(2,753,582)	4,375,000
Basic and diluted earnings per share	0.27	0.18	0.09
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net income	5,461,619	—	5,461,619
Weighted average shares outstanding	7,301,760	(2,926,760)	4,375,000
Basic and diluted earnings per share	0.74	0.49	0.25

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

Liquidity and Going Concern

As of September 30, 2021, the Company had cash of approximately $99,000 and a working capital deficit of approximately $2.5 million.

The Company’s liquidity needs through September 30, 2021 have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares (as defined below), the loan under the Note of approximately $176,000 (see Note 5) to the Company, and the net proceeds from the consummation of the Initial Public Offering and the Private Placement of $2.0 million held in the bank account of an affiliate of the Sponsor from which, subsequent to November 2, 2020, the affiliate of the Sponsor paid an aggregate of approximately $1.6 million, for expenses on behalf of the Company. The Company repaid the Note, the amount due to related party and the advance from related party following the opening of the Company’s bank account on March 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans. On October 18, 2021, the Company and the Sponsor entered into a warrant purchase agreement whereby the Sponsor agreed to purchase an aggregate of 1,500,000 warrants for aggregate proceeds to the Company of $1.5 million, with each warrant entitling the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share (see Note 11).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in the Trust Account. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the value of the Public Warrants are measured based on the trading price since being separately listed and traded, and the Private Placement Warrants are measured at fair value using a Monte Carlo simulation model, or based on the public warrant trading price taking into account certain provisions in the warrant agreement.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 17,500,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,250,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

					The Period From
					August 28, 2020
	Three Months Ended		Nine Months Ended		(inception) through
	September 30, 2021		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,994,886	$498,722	$6,364,182	$1,591,045	$—	$(35,148)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,500,000	4,375,000	17,500,000	4,375,000	—	4,375,000

Basic and diluted net income (loss) per ordinary share	$0.11	$0.11	$0.36	$0.36	$—	$(0.01)

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

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

Note 4—Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,500,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $5.5 million.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Due To/ From Related Party

As of September 30, 2021 and December 31, 2020, the Company had $0 and $2.0 million due from an affiliate of the Sponsor, respectively, which comprised of the net proceeds from the consummation of the Initial Public Offering and the Private Placement held in the bank account of an affiliate of the Sponsor, that was released to the Company once the Company’s bank account was set up. As of September 30, 2021 and December 31, 2020, the Company had approximately $0 and $1.6 million due to an affiliate of the Sponsor, respectively.

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

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September  30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Note 7—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 17,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross Proceeds	$175,000,000
Less:
Proceeds allocated to Public Warrants	(7,875,000)
Class A ordinary shares issuance costs	(9,666,677)
Plus:
Remeasurement adjustment on redeemable common stock	17,541,677
Class A ordinary shares subject to possible redemption	$175,000,000

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 17,500,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying condensed balance sheets (see Note 7).

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 4,375,000 Class B ordinary shares issued and outstanding.

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

Note 9—Derivative Warrant Liabilities

As of September 30, 2021, the Company had 8,750,000 Public Warrants and 5,500,000 Private Placement Warrants outstanding.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$175,084,390	$—	$—	$175,084,390
Liabilities:
Derivative public warrant liabilities	5,862,500	—	—	5,862,500
Derivative private warrant liabilities	—	3,685,000	—	3,685,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$175,030,689	$—	$—	$175,030,689
Liabilities:
Derivative public warrant liabilities	12,775,000	—	—	12,775,000
Derivative private warrant liabilities	—	—	8,030,000	8,030,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a level 2 measurement in July 2021, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price.

For the Public Warrants issued in connection with the Public Offering, the traded market price was used as fair value.

The Private Placement Warrants were measured at fair value using a Monte Carlo simulation model prior to July 2021. The estimated fair value of the Private Placement Warrants was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	As of June 30,	As of December 31,
	2021	2020
Option term (in years)	5.75	6.34
Volatility	14.80%	21.50%
Risk-free interest rate	0.99%	0.55%
Expected dividends	—	—
Exercise Price	$11.50	11.50

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

As of September 30,
2021
Derivative warrant liabilities at January 1, 2021 - Level 3	$8,030,000
Change in fair value of derivative warrant liabilities - Level 3	(1,430,000)
Derivative warrant liabilities at March 31, 2021 - Level 3	$6,600,000
Change in fair value of derivative warrant liabilities - Level 3	(1,540,000)
Derivative warrant liabilities at June 30, 2021 - Level 3	$5,060,000
Transfer of private placement warrants to Level 2	(3,685,000)
Change in fair value of derivative warrant liabilities - Level 3	(1,375,000)
Derivative warrant liabilities at September 30, 2021- Level 3	$—

Note 11—Subsequent Events

On October 18, 2021, the Company and the Sponsor entered into a Sponsor Warrants Purchase Agreement whereby the Sponsor agreed to purchase an aggregate of 1,500,000 warrants for aggregate proceeds to the Company of $1.5 million, with each warrant entitling the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share (the “2021 Sponsor Warrants”).  The terms of the 2021 Sponsor Warrants are substantially the same as the Private Placement Warrants.

Proposed Business Combination

On November 7, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Grassroots Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and FiscalNote Holdings, Inc., a Delaware corporation (“FiscalNote”). The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company, Merger Sub and FiscalNote.

The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) the Company will domesticate as a Delaware corporation (“Newco”, such transaction, the “Domestication”) and, in connection with the Domestication, (A) each then issued and outstanding Class A ordinary share of the Company will convert automatically into one share of Class A common stock of Newco (the “Newco Class A Common Stock”), (B) each then issued and outstanding Class B ordinary share of the Company will convert automatically into one share of Newco Class A Common Stock, and (C) each then issued and outstanding common warrant of the Company will convert automatically into one warrant to purchase one share of Newco Class A Common Stock; and (ii) at least one day after the Domestication, Merger Sub will merge with and into FiscalNote, with FiscalNote as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Newco (the “Merger”).

The Domestication, the Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Proposed Business Combination.” The time at which the Merger becomes effective are hereinafter referred to as the “Effective Time.”

In connection with the Proposed Business Combination, Newco will adopt a dual class stock structure pursuant to which (i) all stockholders of Newco, other than the existing holders of FiscalNote Class B common stock, will hold shares of Newco Class A Common Stock, which will have one vote per share, and (ii) the existing holders of FiscalNote Class B common stock will hold shares of Class B common stock of Newco (the “Newco Class B Common Stock”), which will have 25 votes per share. The Newco Class B Common Stock will be subject to conversion to Newco Class A Common Stock upon any transfers of Newco Class B Common Stock (except for certain permitted transfers) and subject to certain other customary terms and conditions.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Proposed Business Combination is expected to close in the first quarter of 2022, following the receipt of the required approval by the Company’s and FiscalNote’s shareholders and the fulfillment of other customary closing conditions.

In accordance with the terms and subject to the conditions of the Business Combination Agreement (i) each share of FiscalNote Class A common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of Newco Class A Common Stock, in an amount determined by dividing the quotient of (A) the sum of $1 billion plus the aggregate exercise price payable with respect to vested FiscalNote options and FiscalNote warrants, divided by (B) the total number of issued and outstanding FiscalNote shares, taking into account the total number of shares issued or issuable as a result of any exercise or conversion of all FiscalNote equity securities outstanding immediately prior to the Effective Time (whether issued prior to, at or after the Effective Time), by $10.00 (the “Exchange Ratio”) , in accordance with the Business Combination Agreement, (ii) each share of FiscalNote Class B common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of Newco Class B Common Stock, as determined pursuant to the Exchange Ratio, (iii) all of the subordinated convertible promissory notes issued by FiscalNote that are outstanding and unconverted immediately prior to the Effective Time will be automatically assumed and converted into a convertible note issued by Newco with a right of conversion into shares of Newco Class A Common Stock, (iv) all of the warrants to purchase FiscalNote Class A common stock or FiscalNote preferred stock outstanding and unexercised or unconverted, as applicable, immediately prior to the Effective Time will be deemed automatically exercised or converted into the right to receive a number of shares of Newco Class A common stock determined in accordance with the Business Combination Agreement, (v) all options to purchase Class A common stock of FiscalNote, vested or unvested, will convert into stock options to purchase shares of Newco Class A Common Stock determined in accordance with the Exchange Ratio, (vi) vested restricted stock units to acquire shares of Class A common stock of FiscalNote will be automatically deemed settled and converted into the right to receive that number of shares of Newco Class A Common Stock determined in the Business Combination Agreement, and (vii) all of the unvested restricted stock units to acquire shares of Class A common stock of FiscalNote outstanding immediately prior to the Effective Time will be automatically assumed and converted into restricted stock units relating to shares of Newco Class A Common Stock, subject to substantially the same terms and conditions as were applicable immediately before the Effective Time.

In addition, the Business Combination Agreement contemplates that the holders of common stock, warrants, options and RSUs of FiscalNote outstanding immediately prior to the Effective Time will be entitled to receive earnout consideration in the form of shares of Newco Class A Common Stock and/or restricted stock units of Newco upon occurrence of certain triggering events after the Effective Time as determined in the Business Combination Agreement.

Sponsor Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, FiscalNote and certain other persons party thereto entered into a sponsor letter agreement (the “Sponsor Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) not to redeem any ordinary shares in the Company owned by it in connection with the Business Combination, (ii) vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Merger) and (ii) waive any adjustment to the conversion ratio set forth in the Company’s amended and restated memorandum and articles of association with respect to the Class B ordinary shares of the Company held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement.

In addition, the Sponsor has agreed that (i) all equity interests of Newco held by the Sponsor immediately after the Effective Time (the “Restricted Securities”) will be subject to a lockup of 180 days from the Effective Time and (ii) 50% of each type of the Restricted Securities held by the Sponsor will be subject to a lockup during the period from the date that is 180 days following after the Effective Time and ending on the first anniversary of the Effective Time, in each case, except to the Permitted Transferees as defined in the Sponsor Agreement.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PIPE Financing (Private Placement)

In connection with the signing of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors, including affiliates of Sponsor (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, on the closing date of, and immediately prior to (but subject to), the Merger, an aggregate of 10,000,000 shares of Newco Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $100,000,000 (the “PIPE Financing”).

Voting and Support Agreements

Concurrently with the execution of the Business Combination Agreement, certain stockholders of FiscalNote (collectively, the “Voting Stockholders”) entered into a voting and support agreement (collectively, the “Support Agreements”) with the Company and FiscalNote, pursuant to which each Voting Stockholder has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) a lockup of all equity interests of Newco held by such Voting Stockholder immediately after the Effective Time for a period of 180 days from the Effective Time (or 12 months, in the case of the Company’s co-founders), and (iii) be bound by certain other covenants and agreements related to the Business Combination. The Voting Stockholders hold sufficient shares of FiscalNote to cause the approval of the Business Combination on behalf of FiscalNote.

Registration Rights Agreement

At the closing of the Business Combination, Newco, the Sponsor, the Backstop Purchasers (as defined below) and certain other holders of Newco Class A Common Stock will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) pursuant to which, among other matters, certain stockholders of the Company and FiscalNote will be granted certain customary demand and “piggy-back” registration rights with respect to their respective shares of Newco Class A Common Stock.

Backstop Agreement

In connection with the signing of the Business Combination Agreement, the Company and certain affiliates of the Sponsor (the “Backstop Purchasers”) entered into a backstop agreement (the “Backstop Agreement”) whereby the Backstop Purchasers have agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for Newco Class A Common Stock in order to fund any redemptions by shareholders of the Company in connection with the Business Combination, in an amount of up to $175,000,000 (the “Sponsor Backstop”).

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

Our sponsor is Duddell Street Holdings Limited, a Cayman Islands exempted company (“Sponsor”). The registration statement for our Initial Public Offering was declared effective on October 28, 2020. On November 2, 2020, we consummated our Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175.0 million, and incurring offering costs of approximately $10.1 million, inclusive of approximately $6.1 million in deferred underwriting commissions.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 has been related to our formation, Initial Public Offering, which was consummated on November 2, 2020, and since the Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination We generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of approximately $2.5 million, which consisted of a gain of approximately $3.6 million resulting from the change in fair value of derivative warrant liabilities and approximately $2,000 in interest income earned on the Trust Account, offset by approximately $1.1 million in general and administrative expenses.

For the nine months ended September 30, 2021, we had net income of approximately $8.0 million, which consisted of a gain of approximately $11.3 million resulting from the change in fair value of derivative warrant liabilities and approximately $54,000 in interest income earned on the Trust Account, offset by approximately $3.4 million in general and administrative expenses.

For the period from August 28, 2020 (inception) through September 30, 2020, we had a net loss of approximately $35,000, which consisted solely of general and administrative expenses.

Liquidity and Going Concern

As of September 30, 2021, we had cash of approximately $99,000 and a working capital deficit of approximately $2.5 million.

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to cover certain expenses on our behalf in exchange for the issuance of the founder shares (as defined below), the loan under the Note of approximately $176,000 to us, and the net proceeds from the consummation of the Initial Public Offering and the Private Placement of $2.0 million held in the bank account of an affiliate of our Sponsor. Subsequent to November 2, 2020, the affiliate of our Sponsor continued to pay an aggregate of approximately $1.6 million for expenses on our behalf. We repaid the Note, the amount due to related party and the advance from related party following the opening of the Company’s bank account on March 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans. On October 18, 2021, we entered into a warrant purchase agreement with our Sponsor, pursuant to which, our Sponsor agreed to purchase an aggregate of 1,500,000 warrants for an aggregate purchase price $1.5 million, with each warrant entitling the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share.

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

Due To/ From Related Party

As of September 30, 2021 and December 31, 2020, we had $0 and $0.4 million due from an affiliate of the Sponsor, respectively, which comprised of the net proceeds from the consummation of the Initial Public Offering and the Private Placement held in the bank account of an affiliate of the Sponsor, that will be released to us once our bank account is set up.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, we had no borrowings under the Working Capital Loans.

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

Proposed Business Combination

On November 7, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Grassroots Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and FiscalNote Holdings, Inc., a Delaware corporation (“FiscalNote”). The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) the Company will domesticate as a Delaware corporation (“Newco”, such transaction, the “Domestication”) and, in connection with the Domestication, (A) each then issued and outstanding Class A ordinary share of the Company will convert automatically into one share of Class A common stock of Newco (the “Newco Class A Common Stock”), (B) each then issued and outstanding Class B ordinary share of the Company will convert automatically into one share of Newco Class A Common Stock, and (C) each then issued and outstanding common warrant of the Company will convert automatically into one warrant to purchase one share of Newco Class A Common Stock; and (ii) at least one day after the Domestication, Merger Sub will merge with and into FiscalNote, with FiscalNote as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Newco (the “Merger”). The Domestication, the Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.” The time at which the Merger becomes effective are hereinafter referred to as the “Effective Time.” The Business Combination is expected to close in the first quarter of 2022, following the receipt of the required approval by the Company’s and FiscalNote’s shareholders and the fulfillment of other customary closing conditions.

In connection with the Business Combination, Newco will adopt a dual class stock structure pursuant to which (i) all stockholders of Newco, other than the existing holders of FiscalNote Class B common stock, will hold shares of Newco Class A Common Stock, which will have one vote per share, and (ii) the existing holders of FiscalNote Class B common stock will hold shares of Class B common stock of Newco (the “Newco Class B Common Stock”), which will have 25 votes per share. The Newco Class B Common Stock will be subject to conversion to Newco Class A Common Stock upon any transfers of Newco Class B Common Stock (except for certain permitted transfers) and subject to certain other customary terms and conditions.

The obligations of the Company and FiscalNote to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (ii) the aggregate cash proceeds from the Company’s trust account (after deducting any amounts paid to the Company shareholders that exercise their redemption rights in connection with the Business Combination), together with the proceeds from the PIPE Financing (as defined below) and the net amount of proceeds actually received by the Company pursuant to the Backstop Agreement (as defined below), if any, minus the lesser of the transaction expenses incurred by FiscalNote and $5,000,000, minus the lesser of the transaction expenses incurred by the Company and $30,000,000, as determined in the Business Combination Agreement, equaling no less than $190,000,000.

Sponsor Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, FiscalNote and certain other persons party thereto entered into a sponsor letter agreement (the “Sponsor Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) not to redeem any ordinary shares in the Company owned by it in connection with the Business Combination, (ii) vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Merger) and (iii) waive any adjustment to the conversion ratio set forth in the Company’s amended and restated memorandum and articles of association with respect to the Class B ordinary shares of the Company held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement.

In addition, the Sponsor has agreed that (i) all equity interests of Newco held by the Sponsor immediately after the Effective Time (the “Restricted Securities”) will be subject to a lockup of 180 days from the Effective Time and (ii) 50% of each type of the Restricted Securities held by the Sponsor will be subject to a lockup during the period from the date that is 180 days following after the Effective Time and ending on the first anniversary of the Effective Time, in each case, except to the Permitted Transferees as defined in the Sponsor Agreement.

PIPE Financing (Private Placement)

In connection with the signing of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors, including affiliates of Sponsor (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, on the closing date of, and immediately prior to (but subject to), the Merger, an aggregate of 10,000,000 shares of Newco Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $100,000,000 (the “PIPE Financing”).

Voting and Support Agreements

Concurrently with the execution of the Business Combination Agreement, certain stockholders of FiscalNote (collectively, the “Voting Stockholders”) entered into a voting and support agreement (collectively, the “Support Agreements”) with the Company and FiscalNote, pursuant to which each Voting Stockholder has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) a lockup of all equity interests of Newco held by such Voting Stockholder immediately after the Effective Time for a period of 180 days from the Effective Time (or 12 months, in the case of the Company’s co-founders), and (iii) be bound by certain other covenants and agreements related to the Business Combination. The Voting Stockholders hold sufficient shares of FiscalNote to cause the approval of the Business Combination on behalf of FiscalNote.

Registration Rights Agreement

At the closing of the Business Combination, Newco, the Sponsor, the Backstop Purchasers (as defined below) and certain other holders of Newco Class A Common Stock will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) pursuant to which, among other matters, certain stockholders of the Company and FiscalNote will be granted certain customary demand and “piggy-back” registration rights with respect to their respective shares of Newco Class A Common Stock.

Backstop Agreement

In connection with the signing of the Business Combination Agreement, the Company and certain affiliates of the Sponsor (the “Backstop Purchasers”) entered into a backstop agreement (the “Backstop Agreement”) whereby the Backstop Purchasers have agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for Newco Class A Common Stock in order to fund any redemptions by shareholders of the Company in connection with the Business Combination, in an amount of up to $175,000,000.

Refer to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2021, for more information.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 17,500,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 14,250,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.  Risk Factors

Except as described below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K/A filed with the SEC on July 26, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us; materially and adversely affect our business and operating results; and expose us to potential litigation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

After consultation with our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A ordinary shares as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. This material weakness resulted in the restatement of (i) our previously filed balance sheet as of November 2, 2020 included in exhibit 99.1 to our Form 8-K filed on November 6, 2020; (ii) previously issued financial statement for the year ended December 31, 2020 included in the Form 10-K/A filed on July 26, 2021; (iii) previously issued financial statement for the quarter ended March 31, 2021 included in the Form 10-Q filed on July 26, 2021; and (iv) previously issued financial statement for the quarter ended June 30, 2021 included in the Form 10-Q filed on August 23, 2021.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

In order to remediate the material weakness, we plan to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements.

If we are not able to remediate the material weakness, or if we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the material weakness, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness or avoid potential future material weaknesses.

As a result of the material weakness and the related restatements due to the change in the accounting for the Class A ordinary shares and other reclassification adjustments on the balance sheet, and other matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the Nasdaq, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this report, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5:Other Information

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of November, 2021.

DUDDELL STREET ACQUISITION CORP.
By:	/s/ Manoj Jain
Name:	Manoj Jain
Title:	Chief Executive Officer (Principal Executive Officer)