Form 10-K
period 2021-12-31
Duddell Street Acquisition Corp.
filed 2022-04-14
CIK 1823466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Class A ordinary shares held by non-affiliates of the registrant was $130,815,000 as of the last business day of the second fiscal quarter of 2021.

As of April 13, 2022, 17,500,000 Class A ordinary shares, par value $0.0001 per share, and 4,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some statements contained in this Annual Report on Form 10-K are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our ability to consummate an initial business combination due to uncertainty resulting from the COVID-19 global pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance; and
●	other risks and uncertainties indicated from time to time in filings made with the SEC.

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

PART I

Item 1. Business

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination.

Maso Capital, which owns our sponsor, Duddell Street Holdings Limited, and is our affiliate, is a leading Hong Kong-based multi strategy investment manager. Maso Capital manages funds for prominent financial institutions, sovereign wealth funds, pension plans, endowments, corporations and family offices around the world. Maso Capital employs a team of 13 people with multiple decades of experience across public markets, private investing, and mergers and acquisitions. Maso Capital principals have had a continuous local presence on the ground in Asia since 2005. Maso Capital seeks to create long-term value for its portfolio companies by identifying areas of undervaluation and working with management teams and stakeholders to realize that value.

Company History

In August 2020, our sponsor purchased an aggregate of 5,031,250 Class B ordinary shares (our “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.0001 per share. On November 30, 2020, our sponsor surrendered for no consideration 656,250 founder shares, which resulted in 4,375,000 outstanding founder shares. Our founder shares will automatically convert into Class A ordinary shares, on a one-for-one basis, upon the completion of a business combination. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of the initial public offering (the “IPO”).

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

Proposed Business Combination

On November 7, 2021, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Grassroots Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and FiscalNote Holdings, Inc., a Delaware corporation (“FiscalNote”).

The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) the Company will domesticate as a Delaware corporation (“Newco”, such transaction, the “Domestication”) and, in connection with the Domestication, (A) each then issued and outstanding Class A ordinary share of the Company will convert automatically into one share of Class A common stock of Newco (the “Newco Class A Common Stock”), (B) each then issued and outstanding Class B ordinary share of the Company will convert automatically into one share of Newco Class A Common Stock, and (C) each then issued and outstanding common warrant of the Company will convert automatically into one warrant to purchase one share of Newco Class A Common Stock; and (ii) at least one day after the Domestication, Merger Sub will merge with and into FiscalNote, with FiscalNote as the surviving company in the merger and, after giving effect to such merger, continuing as a whollyowned subsidiary of Newco (the “Merger”).

The Domestication, the Merger and the other transactions contemplated by the Business Combination Agreement is hereinafter referred to as the “Proposed Business Combination.” The time at which the Merger becomes effective is hereinafter referred to as the “Effective Time.”

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

The Proposed Business Combination is expected to close in the second quarter of 2022, following the receipt of the required approval by the Company’s and FiscalNote’s shareholders and the fulfillment of other customary closing conditions.

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

Sponsor Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, FiscalNote and certain other persons party thereto entered into a sponsor letter agreement (the “Sponsor Agreement”), pursuant to which the Sponsor has agreed, among other things, to (i) not redeem any ordinary shares in the Company owned by it in connection with the Business Combination, (ii) vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Merger) and (iii) waive any adjustment to the conversion ratio set forth in the Company’s amended and restated memorandum and articles of association with respect to the Class B ordinary shares of the Company held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement.

In addition, the Sponsor has agreed that (i) all equity interests of Newco held by the Sponsor immediately after the Effective Time (the “Restricted Securities”) will be subject to a lockup of 180 days from the Effective Time and (ii) 50% of each type of the Restricted Securities held by the Sponsor will be subject to a lockup during the period from the date that is 180 days after the Effective Time and ending on the first anniversary of the Effective Time, in each case, except to the Permitted Transferees as defined in the Sponsor Agreement.

PIPE Financing (Private Placement)

In connection with the signing of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors, including affiliates of the Sponsor (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, on the closing date of, and immediately prior to (but subject to), the Merger, an aggregate of 10,000,000 shares of Newco Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $100,000,000 (the “PIPE Financing”).

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

Initial Business Combination

The rules of Nasdaq require that our initial business combination occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. We refer to this as the 80% fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no restriction on our doing so. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of FiscalNote was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

We may structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons, but in any case, in the event the Proposed Business Combination is not consummated, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock or shares of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

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

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2020 Revision) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of the Company.

We are a Cayman Islands exempted company incorporated on August 28, 2020. Our executive offices are located at 8/F Printing House, 6 Duddell Street, Hong Kong and our telephone number is +(852) 3468-6200.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), the PIPE Financing, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

In the event that the Proposed Business Combination is not consummated, we may pursue an initial business combination target in any industry, we intend to focus our search on companies in the energy efficiency, clean technology and sustainability sectors. Accordingly, there is no current basis for our investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banks and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. Our shareholders may not be provided with a copy of such opinion and they may not be able to rely upon such opinion.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, such as the Proposed Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open-market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, such as the Proposed Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account was anticipated to be $10.00 per public share as of December 31, 2021. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceeds the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer if the Proposed Business Combination is not consummated. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval, while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the shareholders represented in person or by proxy and entitled to vote thereon who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering (including in open-market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares (taking into account the 4,000,000 public shares that funds affiliated with our sponsor purchased in the IPO, and assuming our initial shareholders and management team did not purchase any additional Class A shares following the IPO), we would need 2,562,501, or 14.6%, of the 17,500,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open-market, in order to comply with Rule 14e-5 under the Exchange Act.

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

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceeds the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into at any time, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of our initial public offering, or until November 2, 2022, to complete our initial business combination. If we do not complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $618,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters in our initial public offering have not executed agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Conflicts of Interest

Each of our directors and officers presently has, and in the future may further have, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers will materially undermine our ability to complete our initial business combination.

Facilities

We currently utilize office space at 8/F Printing House, 6 Duddell Street, Hong Kong, from our sponsor and the members of our management team as our executive offices. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, the Company had cash of approximately $618,000 and a working capital deficit of approximately $3.6 million. Further, we expect to incur finance transaction costs in connection with the consummation of a Business Combination. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise additional capital and to consummate a Business Combination may not be successful.

If we do not consummate a Business Combination by November 2, 2022, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 2, 2022.

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

As described elsewhere in this Annual Report, we have identified a material weakness in our internal control over financial reporting related to the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company that were issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our Class A ordinary shares subject to redemption and derivative warrant liabilities, change in fair value of derivative warrant liabilities, accumulated deficit and related financial disclosures for the Affected Period. For a discussion of management’s consideration of the material weakness identified related to our interpretation and accounting for certain complex features of the Class A ordinary shares and warrants we issued in connection with the November 2020 initial public offering, see

“Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short-form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting, or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our Class A ordinary shares do not approve of the business combination we complete. Please see the section entitled “Proposed Business Combination - Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the initial business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The COVID-19 global pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.

Since December 2019, a novel strain of coronavirus (COVID-19) has spread throughout the world. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to the coronavirus, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The outbreak of the coronavirus has and may continue to result in a widespread health crisis that could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to the coronavirus restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which the coronavirus impacts our search for and closing of a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions to contain the coronavirus or treat its impact, among others. If the disruptions posed by the coronavirus or other matters of global concern continue for an extensive period of time, it could have a material adverse effect on our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination.

In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing, and the coronavirus pandemic and other related events could have a material adverse effect on our ability to raise adequate financing.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

As of April 13, 2022, our sponsor and its affiliates owned 4,375,000 Class B ordinary shares and funds affiliated with our sponsor owned 4,000,000 Class A ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares (taking into account the 4,000,000 Class A ordinary shares that funds affiliated with our sponsor purchased in the IPO, and assuming our initial shareholders and management team did not purchase any additional Class A shares following the IPO), we would need 2,562,501, or 14.6%, of the 17,500,000 Class A ordinary shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commission payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commission. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open-market; however, at such time, our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open-market.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination, such as the Proposed Business Combination, within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors, and in all cases subject to the other requirements of applicable law.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open-market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See “Item 1. Business - Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds from our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that is yet to be completed, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units have become immediately tradable after our initial public offering and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination, and you could suffer a material loss on your investment in us if you sell Excess Shares in open-market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open-market transactions, potentially at a loss.

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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Risks Relating To Our Management Team

Certain other Maso Capital entities have similar or overlapping investment objectives and guidelines, and we may not be presented investment opportunities that may otherwise be suitable for us.

Maso Capital, which owns our sponsor and is our affiliate, currently invests and plans to continue to invest third-party capital in a wide variety of investment opportunities globally. Since its inception, Maso Capital has deployed capital across multiple funds and investment products covering a wide variety of industries and geographies. There may be overlap of investment opportunities with certain other Maso Capital entities that are actively investing and similar overlap with future Maso Capital entities. This overlap could create conflicts of interest. In particular, investment opportunities that may otherwise be suitable for us may not be presented to us by Maso Capital or our sponsor. This overlap could also create conflicts in determining to which entity a particular investment opportunity should be presented. These conflicts may not be resolved in our favor, and a potential target business may be presented to another entity prior to its presentation to us.

Certain members of our management team may be involved in and have a greater financial interest in the performance of other Maso Capital entities, and such activities may create conflicts of interest in making decisions on our behalf.

Certain members of our management team may be subject to a variety of conflicts of interest relating to their responsibilities to Maso Capital and its other affiliates. Such individuals may serve as members of management or a board of directors (or in a similar capacity) to various other Maso Capital entities. Such positions may create a conflict between the advice and investment opportunities provided to such entities and the responsibilities owed to us. The other entities in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain of our principals and employees may have a greater financial interest in the performance of such other Maso Capital entities than our performance. Such involvement may create conflicts of interest in sourcing investment opportunities on our behalf and on behalf of such other entities.

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

As a result, included on our consolidated balance sheets as of December 31, 2021 and as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the re-measurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the consolidated statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

We have restated our previously issued audited financial statements as of December 31, 2020 and for the period ended December 31, 2020 (the “Restatement”). As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for our Class A ordinary shares subject to possible redemption and the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could negatively affect our financial condition or our ability to complete a Business Combination.

Risks Relating To The Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and share price, which could cause you to lose some or all of your investment.

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

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering have not executed agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which this annual report forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable), nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months of the closing of our initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to a fine of $18,292.68 and to imprisonment for five years in the Cayman Islands.

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

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct, or the SEC issues a stop order.

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

Because we are not limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

If the Proposed Business Combination is not consummated, our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including the energy efficiency, clean technology and sustainability sectors. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development-stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

If the Proposed Business Combination is not consummated, we may consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 180,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. We have 162,500,000 and 15,625,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. We currently do not have any preference shares issued and outstanding.

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

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, such as the Proposed Business Combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination, such as the Proposed Business Combination, for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, such as the Proposed Business Combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We believe that we were a passive foreign investment company, or “PFIC,” for our 2020 and 2021 taxable years, and we may also be a PFIC for our current taxable year, which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor in our Class A ordinary shares or warrants, the U.S. investor may be subject to adverse U.S. federal income tax consequences and additional reporting requirements. We believe that we did not qualify for the “start-up exception” (as described in our initial public offering prospectus under the caption “Taxation – United States Federal Income Tax Considerations – U.S. Holders – Passive Foreign Investment Company Rules”) for our 2020 taxable year. Therefore, we believe that we were a PFIC for our taxable years 2020 and 2021. In addition, if our Proposed Business Combination is consummated in 2022, our current taxable year will end on the date of the Domestication and we will be a PFIC for that short taxable year. A U.S. shareholder (but not warrant holder) that made a timely “qualified electing fund” (QEF) election with respect to our Class A ordinary shares may be able to mitigate the adverse U.S. federal income tax consequences under the PFIC rules by including in its income the U.S. shareholder’s pro rata share of our earnings on a current basis, whether or not they were distributed. We provided a PFIC annual information statement (which we posted on our website) in order to enable our U.S. shareholders to make and maintain QEF elections with respect to our 2020 taxable year, and we will endeavor to provide such statement with respect to our 2021 taxable year (which we may post on our website). There can be no assurance that we will timely provide the required information necessary to make a QEF election for any taxable year, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the application of the PFIC rules, and the availability, advisability and consequences of making any election that may be available under the PFIC rules with respect to our Class A ordinary shares (including the possible combination of a “deemed sale” and QEF election if a timely QEF election had not been made previously). For a more detailed explanation of these and other elections, as well as other aspects of the PFIC rules, see the description in our initial public offering prospectus under the caption “Taxation – United States Federal Income Tax Considerations – U.S. Holders – Passive Foreign Investment Company Rules.”

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For example, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor made with respect to the purchase price of a unit between the Class A ordinary shares and the one-third of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of our warrants is unclear under current law. Moreover, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. shareholder’s holding period for purposes of determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. For a more detailed explanation of these and other relevant U.S. federal income tax matters, please refer to the description in our initial public offering prospectus under the caption  “Taxation – United States Federal Income Tax Considerations”.

We may reincorporate or combine with an entity in another jurisdiction in connection with our initial business combination and such transaction may result in taxes imposed on shareholders and warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction, or combine with an entity in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders and warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation or business combination.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

If the Proposed Business Combination is not consummated, it is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

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

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.”

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance - Directors and Executive Officers,” “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest” and “Item 7. - Related Party Transactions.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders if the Proposed Business Combination is not consummated. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. If the Proposed Business Combination is not consummated, although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist, and as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

In August 2020, our initial shareholders paid $25,000, or approximately $0.005 per share, to cover certain of our expenses in exchange for 5,031,250 founder shares. The sponsor transferred 25,000 of its founder shares to each of Marc Holtzman and Bradford Allen and 300,000 of its founder shares to Peter Lee Coker Jr., our three independent directors at that time. These 350,000 shares were not subject to forfeiture when the underwriters’ over-allotment option was not exercised. Prior to the initial investment in the company of $25,000 by the initial shareholders, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 20,125,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. Since the underwriters of our initial public offering did not exercise their over-allotment option to purchase additional shares, on November 30, 2020, our sponsor surrendered for no consideration 656,250 founder shares, which resulted in 4,375,000 outstanding founder shares. The founder shares will be worthless if we do not complete an initial business combination. On May 24, 2021, Mr. Coker resigned and as a result forfeited all of his 300,000 founder shares that the sponsor had previously transferred to him and assigned and transferred such founder shares to the sponsor for no consideration in connection with his resignation. In addition, our sponsor purchased an aggregate of 7,000,000 private placement warrants for an aggregate purchase price of $7,000,000, or $1.00 per warrant. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt, in the form of notes, convertible bonds or other debt securities, to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one business combination, such as the Proposed Business Combination, with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of warrants provided us with $168,875,000 that we may use to complete our initial business combination (after taking into account the $6,125,000 of deferred underwriting commissions being held in the trust account).

If the Proposed Business Combination is not consummated, we may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

If the Proposed Business Combination is not consummated, and we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company, such as FiscalNote. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

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

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% the votes cast by of our ordinary shares. As of April 13, 2022, our sponsor and its affiliates owned 4,375,000 Class B ordinary shares, and funds affiliated with our sponsor owned 4,000,000 Class A ordinary shares. Our initial shareholders will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated

memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

As of April 13, 2022, our sponsor and its affiliates owned 4,375,000 Class B ordinary shares, and funds affiliated with our sponsor owned 4,000,000 Class A ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional units or if our initial shareholders purchase any additional Class A ordinary shares from the open-market or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

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

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (iii) the volume-weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we complete our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.

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

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These  consolidated financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These consolidated financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates equaled or exceeded $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K/A for the year ending December 31, 2021. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

If the Proposed Business Combination is not consummated, and we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

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

Following our initial business combination, such as the Proposed Business Combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

In the event the Proposed Business Combination is not consummated and we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If the Proposed Business Combination is not consummated and we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

Mail addressed to the company and received at its registered office will be forwarded unopened to the forwarding address supplied by the company to be dealt with. None of the company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently utilize office space at 8/F Printing House, 6 Duddell Street, Hong Kong, from our sponsor and the members of our management team as our executive offices. We consider our current office space adequate for our current operations.

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

(b) Holders

On April 13, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, three holders of our Class B ordinary shares and two holders of record of our warrants.

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

Our sponsor transferred 25,000 of its founder shares to each of Marc Holtzman and Bradford Allen and 300,000 of its founder shares to Peter Lee Coker Jr., our three independent directors at that time. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On May 24, 2021, Mr. Coker resigned and as a result forfeited all of his 300,000 founder shares that the sponsor had previously transferred to him and assigned and transferred such founder shares to the sponsor for no consideration in connection with his resignation. As a result, as of April 13, 2022, our sponsor and its affiliates owned 4,375,000 founder shares or Class B ordinary shares.

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

Our sponsor purchased 5,500,000 private placement warrants at a price of $1.00 per warrant in a private placement that occurred concurrently with the closing of our initial public offering and generated gross proceeds of $5,500,000. On October 18, 2021, the company and the sponsor entered into a purchase agreement whereby the sponsor agreed to purchase an additional 1,500,000 private placement warrants for aggregate proceeds to the company of $1,500,000, with each warrant having substantially the same terms as the private placement warrants issued concurrent with our initial public offering. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in the trust account. If we do not complete a business combination by November 2, 2022, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

References to “we”, “us”, “our”, “company” or the “Company” are to Duddell Street Acquisition Corp., except where the context requires otherwise. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report on Form 10-K. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on August 28, 2020. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We are an emerging growth company and, as such, are subject to all of the risks associated with emerging growth companies.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,500,000 warrants, at a price of $1.00 per private placement warrant with our Sponsor (the “Private Placement Warrants”), generating gross proceeds of $5.5 million. On October 18, 2021, we entered into an agreement with our Sponsor whereby our Sponsor agreed to purchase an additional 1,500,000 Private Placement Warrants for aggregate proceeds of $1.5 million, with each warrant entitling the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share.

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

We intend to complete our initial business combination using cash from the proceeds of the Initial Public Offering and the Private Placement of the private placement warrants, our capital shares, debt or a combination of cash, stock and debt. The issuance of additional shares of our ordinary shares in a business combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of our Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of shares of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of our initial public offering, or until November 2, 2022 (the “Combination Period”) to complete our initial business combination. If we do not complete our initial business combination within such 24-month period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Proposed Business Combination

On November 7, 2021, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Grassroots Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and FiscalNote Holdings, Inc., a Delaware corporation (“FiscalNote”).

The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) the Company will domesticate as a Delaware corporation (“Newco”, such transaction, the “Domestication”) and, in connection with the Domestication, (A) each then issued and outstanding Class A ordinary share of the Company will convert automatically into one share of Class A common stock of Newco (the “Newco Class A Common Stock”), (B) each then issued and outstanding Class B ordinary share of the Company will convert automatically into one share of Newco Class A Common Stock, and (C) each then issued and outstanding common warrant of the Company will convert automatically into one warrant to purchase one share of Newco Class A Common Stock; and (ii) at least one day after the Domestication, Merger Sub will merge with and into FiscalNote, with FiscalNote as the surviving company in the merger and, after giving effect to such merger, continuing as a whollyowned subsidiary of Newco (the “Merger”).

The Domestication, the Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Proposed Business Combination.” The time at which the Merger becomes effective is hereinafter referred to as the “Effective Time.”

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

The Proposed Business Combination is expected to close in the second quarter of 2022, following the receipt of the required approval by the Company’s and FiscalNote’s shareholders and the fulfillment of other customary closing conditions.

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

Sponsor Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, FiscalNote and certain other persons party thereto entered into a sponsor letter agreement (the “Sponsor Agreement”), pursuant to which the Sponsor has agreed, among other things, to (i) not redeem any ordinary shares in the Company owned by it in connection with the Business Combination, (ii) vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Merger) and (iii) waive any adjustment to the conversion ratio set forth in the Company’s amended and restated memorandum and articles of association with respect to the Class B ordinary shares of the Company held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement.

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

Liquidity and Going Concern

Our liquidity needs through December 31, 2021 have been satisfied through a payment of $25,000 from our Sponsor to cover certain expenses on our behalf in exchange for the issuance of the founder shares (as defined below), a loan under a promissory note with our Sponsor of approximately $176,000 (the “Note”), and the net proceeds from the consummation of the Initial Public Offering and the Private Placement of $2.0 million. On October 18, 2021, we entered into a warrant purchase agreement with our Sponsor whereby our Sponsor agreed to purchase an additional 1,500,000 Private Placement Warrants for aggregate proceeds to the Company of $1.5 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, provide the Company Working Capital Loans.  As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until November 2, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 2, 2022.

Over this time period, we will be using funds not held in the Trust account for paying existing accounts payable, performing due diligence on prospective target businesses, paying for travel expenditures,and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to December 31, 2021 has been related to our formation, Initial Public Offering, which was consummated on November 2, 2020, and since the Initial Public Offering, our activity has been limited to the search for and due diligence on a prospective target for an Initial Business Combination.We will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of approximately $3.7 million, which consisted of approximately $6.0 million in general and administrative expenses, partially offset by a non-operating gain of approximately $2.2 million for the fair value of derivative warrant liabilities and approximately $71,000 in income earned on investments held in the Trust Account.

For the period from August 28, 2020 (inception) through December 31, 2020, we had a net loss of approximately $9.1 million, which consisted of a non-operating loss of approximately $8.0 million from changes in the fair value of derivative warrant liabilities, financing costs incurred for derivative warrant liabilities of approximately $469,000, and approximately $672,000 in general and administrative expenses, partially offset by approximately $31,000 in interest income earned on the Trust Account.

Related Party Transactions

Founder Shares

On August 31, 2020, our Initial Shareholders paid an aggregate of $25,000 for certain expenses on our behalf in exchange for the issuance of 5,031,250 Class B ordinary shares (the “founder shares”). Our Sponsor transferred 25,000 of the founder shares to each of Marc Holtzman and Bradford Allen and 300,000 of the founder shares to Peter Lee Coker Jr., the three independent directors at that time. These 350,000 shares will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. The Sponsor agreed to surrender for no consideration up to 656,250 founder shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters. The forfeiture was adjusted to the extent that the option to purchase additional units is not exercised in full by the underwriters so that the founder shares will represent 20% of our issued and outstanding shares after the Initial Public Offering. On November 27, 2020, the over-allotment option expired and 656,250 founder shares were surrendered for no consideration. In addition, on May 24, 2021, Mr. Coker resigned and as a result forfeited all of his 300,000 founder shares that the sponsor had previously transferred to him and assigned and transferred such founder shares to the sponsor for no consideration in connection with his resignation.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 5,500,000 warrants, at a price of $1.00 per Private Placement Warrant with our Sponsor, generating gross proceeds of $5.5 million. On October 18, 2021, we entered into a warrant purchase agreement with our Sponsor whereby our Sponsor agreed to purchase an additional 1,500,000 Private Placement Warrants for aggregate proceeds to the Company of $1.5 million.

Due To/ From Related Party

As of December 31, 2020, we had approximately $412,000 due from an affiliate of our Sponsor, which was comprised of the net proceeds from the consummation of the Initial Public Offering and the Private Placement held in the bank account of an affiliate of our Sponsor, and had an aggregate amount due to an affiliate of our Sponsor of approximately $176,000, which was presented net on the consolidated balance sheets. The net amount was settled with the affiliate of our Sponsor in March 2021.

Related Party Loans

On August 28, 2020, our Sponsor agreed to loan us up to $250,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of December 31, 2020, we owed approximately $176,000 under the Note. We repaid the Note on March 31, 2021.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, we had no borrowings under the Working Capital Loans.

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

Critical Accounting Policies and Estimates

Investments Held in Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities and investments is included in interest earned on investments held in Trust Account in the accompanying consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity" and FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for the warrants issued in connection with our Initial Public Offering (the "Public Warrants") and Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the value of the Public Warrants are measured based on the trading price since being separately listed and traded, and the Private Placement Warrants are measured at fair value using a Monte Carlo simulation model, or based on the public warrant trading price taking into account certain provisions in the warrant agreement.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, all of our Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheets.

Under ASC 480, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net loss per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 15,750,000 ordinary shares in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

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

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements that, if currently adopted, would have a material effect on our balance sheet.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 8. Consolidated Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021 because a material weakness existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control over the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 2, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with standards generally accepted in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management utilized the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting for the period covered by this report. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, our internal control over financial reporting was not effective as of December 31, 2021, as detailed above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the below.

The Company’s Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other procedures, including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers, directors and director nominees are as follows:

Name	Age	Position
Manoj Jain	43	Chief Executive Officer, Co-Chief Investment Officer and Chairman of the Board of Directors
Sohit Khurana	48	President, Chief Risk Officer and Director
Allan Finnerty	49	Chief Financial Officer
Marc Holtzman	61	Director
Bradford Allen	65	Director
Mark Derrick Collier	67	Director

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

Sohit Khurana, our co-chief investment officer, president and chief risk officer, is the co-chief investment officer and co-founder of Maso Capital. Prior to founding Maso Capital, Mr. Khurana spent five years at Och-Ziff Capital Management Limited, a leading multi-strategy investment firm, where he was a Managing Director in the Hong Kong office. At Och-Ziff, Mr. Khurana was co-portfolio manager of the Asian convertible bond portfolio. He managed the Asia flow credit business and was responsible for macro hedging in Asia. Prior to Och-Ziff, Mr. Khurana spent five years trading European Asset and Mortgage Backed Securities on both the sell side (Deutsche Bank) and buy side (Cambridge Place Investment Management). Prior experience includes derivative structuring at Merrill Lynch and Deutsche Bank. Mr. Khurana holds a B.Sc. (Econ.) in Economics from London School of Economics and an M.B.A. from Duke University.

Allan Finnerty, our chief financial officer, is the chief operating officer and co-founder of Maso Capital. Prior to founding Maso Capital, Mr. Finnerty was Chief Financial Officer (Asia) of Mount Kellett Capital Management responsible for all financial and operational functions in Asia. Prior to Mount Kellett Capital Management, Mr. Finnerty spent a total of 11 years at Morgan Stanley and Goldman Sachs in finance and operational roles in Europe and Asia. Mr. Finnerty holds a BComm from the National University of Ireland and is a Fellow of the Institute of Chartered Accountants in Ireland.

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

Mark Derrick Collier has served as a member of our board of directors since May 2021. Mr. Collier has served on the Board of Directors of Assupol Group Holdings Ltd and Assupol Life Ltd since 2020, Sigma Pensions Ltd, Sigma Investment Management Ltd and Actis Golf B.V. since 2016 as well as Mark Collier Ltd. Mr. Collier previously served on the Board of Directors of Alexander Forbes Group Holdings Ltd, Alexander Forbes Emerging Markets (Pty) Ltd, Alexander Forbes Insurance Company, Alexander Forbes Financial Services Holdings (Pty) Ltd, Alexander Forbes Life Ltd and Alexander Forbes Investments Ltd. from 2011 to 2020, Bajaj Capital Ltd from 2013 to 2020, XP Investimentos Inc from 2010 to 2016, as well as Fidelity Investment Services Ltd and Fidelity Portfolio Services Ltd. Mr. Collier founded Investia Ltd and FundsHub Ltd and served as the Chairman and Chief Executive Officer of these companies from 1999 to 2006. Prior to that, Mr. Collier was President of Charles Schwab Europe Ltd, Chief Executive Officer of Schwab International, and Senior Vice President of Charles Schwab & Co Inc. Prior to joining Schwab, Mr. Collier held senior roles at various companies, including serving as President of Fidelity Investments Advisor Group Inc. and as Chief Executive of Fidelity Brokerage Services Ltd.

Number, Terms of Office and Election of Officers and Directors

Our board of directors will initially consist of five members and will be divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Bradford Allen and Mark Derrick Collier will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Marc Holtzman will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Manoj Jain, Sohit Khurana and Allan Finnerty will expire at the third annual meeting of shareholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Marc Holtzman, Bradford Allen and Mark Derrick Collier are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules, we will establish three standing committees: an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee, and a nominating committee, each comprised of independent directors. Under Nasdaq listing rule 5615(b)(1), a company listing in connection with its IPO is permitted to phase in its compliance with the independent committee requirements. We do not intend to rely on the phase-in schedules set forth in Nasdaq listing rule 5615(b)(1).

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Mark Derrick Collier, Bradford Allen and Marc Holtzman, who serves as Chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Marc Holtzman qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our consolidated financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years in respect of one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Marc Holtzman, Mark Derrick Collier and Bradford Allen. Mark Derrick Collier serves as Chairman of the compensation committee.

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

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finder’s, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Nominating Committee and Corporate Governance Committee

We have established a nominating committee of the board of directors. The members of our nominating committee are Marc Holtzman, Mark Derrick Collier and Bradford Allen.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Manoj Jain	Maso Capital Partners Ltd	Financial Services	Co-Chief Investment Officer and Co-Founder
Sohit Khurana	Maso Capital Partners Ltd	Financial Services	Co-Chief Investment Officer and Co-Founder
Allan Finnerty	Maso Capital Partners Ltd	Financial Services	Chief Operating Officer and Co-Founder
Marc Holtzman	Bank of Kigali	Financial Services	Chairman
	CBZ Holdings	Financial Services	Chairman
	TTEC	Technology	Non-executive Director
	Astana Financial Services Authority	Financial Services	Non-executive Director
Bradford Allen	VAUNT	Entertainment	Chairman
	Clean Earth Acquisition Corp.	Special Purpose Acquisition Company	Director
Mark Derrick Collier	Sigma Pensions Ltd	Financial Services	Chairman
	Assupol Group Holdings	Financial Services	Non-executive Director
	Assupol Life	Financial Services	Non-executive Director
	Actis Golf BV	Financial Services	Non-executive Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our initial shareholders purchased founder shares prior to the date of this annual report and will purchase private placement warrants in a transaction that will close simultaneously with the closing of the IPO. Our sponsor, officers and directors have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, or directors. While FiscalNote is not affiliated with our sponsor, officers or directors, in the event the Proposed Business Combination is not consummated and we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. Our shareholders may not be provided with a copy of such opinion and they may not be able to rely upon such opinion. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at April 13, 2022, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our officers and directors; and
●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants, as these warrants are not exercisable within 60 days of April 13, 2022.

	Class B ordinary		Class A ordinary
	shares(2)		shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Voting
Name of Beneficial Owners(1)	Owned	of Class	Owned	of Class	Control
Duddell Street Holdings Limited (3)	4,325,000	99%	4,000,000	23%	38.1%
Manoj Jain	4,325,000	99%	4,000,000	23%	38.1%
Sohit Khurana	4,325,000	99%	4,000,000	23%	38.1%
Allan Finnerty	4,325,000	99%	4,000,000	23%	38.1%
Marc Holtzman	25,000	*	—	—	—
Mark Derrick Collier	—	—%	—	—	—
Bradford Allen	25,000	*	—	—	—
All directors and officers as a group (six individuals)	4,375,000	100%	4,000,000	23%	38.1%

*Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 8/F Printing House, 6 Duddell Street, Hong Kong.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis.

(3)

Duddell Street Holdings Limited, our sponsor, is the beneficial owner of the shares reported herein. Maso Capital Offshore Limited is the sole member and manager of our sponsor and has voting and investment discretion with respect to the ordinary shares held of record by Duddell Street Holdings Limited. Maso Capital Partners Limited, which is wholly owned by Maso Capital Offshore Limited, is the investment manager of, and has voting and investment discretion with respect to the ordinary shares held of record by, Maso Capital Investments Limited, Blackwell Partners LLC – Series A and Star V Partners LLC. Maso Capital Offshore Limited is beneficially owned and controlled by Manoj Jain, Sohit Khurana and Allan Finnerty, who may be deemed to have beneficial ownership over the shares. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Accordingly, all of the shares held by our sponsor may be deemed to be beneficially held by Maso Capital Offshore Limited.

Our initial shareholders beneficially own 38.1% of the issued and outstanding ordinary shares (excluding the representative shares). Prior to our initial business combination, only holders of our founder shares have the right to vote on the election of directors, and holders of a majority of our founder shares may remove a member of the board of directors for any reason. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Our sponsor purchased an aggregate of 5,500,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $5,500,000 in the aggregate, in a private placement that occurred simultaneously with the closing of the IPO. On October 18, 2021, the company and the sponsor entered into a purchase agreement whereby the sponsor agreed to purchase an additional 1,500,000 private placement warrants for aggregate proceeds to the company of $1,500,000, with each warrant having substantially the same terms as the private placement warrants issued concurrent with our initial public offering. The private placement warrants are identical to the warrants sold in the IPO except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. A portion of the purchase price of the private placement warrants was added to the proceeds from the IPO to be held in the trust account such that at the time of closing of the IPO $175,000,000 was held in the trust account. If we do not complete our initial business combination within 24 months from the closing of the IPO, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below.

Duddell Street Holdings Limited, our sponsor, and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants, and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our sponsor and management team. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (ii) in the case of the private placement warrants and any Class A ordinary shares issuable upon conversion or exercise thereof, until 30 days after the completion of our initial business combination except in each case (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our sponsor or to any member of the sponsor or any of their affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the Cayman Islands or our Sponsor’s limited liability company agreement upon dissolution of our Sponsor; (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the IPO, (ii) private placement warrants, issued in a private placement simultaneously with the closing of the IPO and the Class A ordinary shares underlying such private placement warrants and (iii) private placement warrants that were issued on October 18, 2021 will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement signed prior to or on the effective date of the IPO. Pursuant to the registration rights agreement we will be obligated to register up to 11,375,000 Class A ordinary shares and 7,000,000 warrants. The number of Class A ordinary shares includes (i) 4,375,000 Class A ordinary shares to be issued upon conversion of the founder shares, (ii) 5,500,000 Class A ordinary shares underlying the private placement warrants and (iii) 1,500,000 Class A ordinary shares underlying the private placement warrants issued on October 18, 2021. The number of warrants includes 7,000,000 private placement warrants. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Equity Compensation Plans

As of December 31, 2021 and 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In August 2020, our initial shareholders paid $25,000, or approximately $0.005 per share, to cover certain of our expenses in exchange for 5,031,250 founder shares. Prior to the IPO, our sponsor transferred 25,000 of its founder shares to each of Marc Holtzman and Bradford Allen and 300,000 of its founder shares to Peter Lee Coker Jr., our three independent directors at that time. On November 30, 2020, our sponsor surrendered for no consideration 656,250 founder shares which resulted in 4,375,000 outstanding founder shares. On May 24, 2021, Mr. Coker resigned and as a result forfeited all of his 300,000 founder shares that the sponsor had previously transferred to him and assigned and transferred such founder shares to the sponsor for no consideration in connection with his resignation.

Our sponsor purchased an aggregate of 5,500,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $5,500,000 in the aggregate, in a private placement that closed simultaneously with the closing of the IPO. On October 18, 2021, the company and the sponsor entered into a purchase agreement whereby the sponsor agreed to purchase an additional 1,500,000 private placement warrants for aggregate proceeds to the company of $1,500,000, with each warrant having substantially the same terms as the private placement warrants issued concurrent with our initial public offering. The private placement warrants are identical to the warrants sold in the IPO except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned, or sold by the holder.

Funds affiliated with Maso Capital purchased an aggregate of 4,000,000 units in our IPO.

Pursuant to a letter agreement with our sponsor, we have agreed not to enter into a definitive agreement regarding a business combination without the prior written consent of our sponsor.

We currently utilize office space at 8/F Printing House, 6 Duddell Street, Hong Kong, from our sponsor as our executive offices.

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

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans, which is described under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Registration Rights.”

Related Party Policy

The audit committee of our board of directors adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who may be a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

The rules of the Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Marc Holtzman, Mark Derrick Collier and Bradford Allen is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end consolidated financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $93,790 and $39,140, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We paid Marcum LLP $17,615 audit-related fees during the year ended December 31, 2021 and none during the period from August 28, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Marcum LLP $10,300 for tax fees during the year ended December 31, 2021 and none in the period from August 28, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the year ended December 31, 2021 and none in the period from August 28, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has pre-approved and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act, which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1

Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No. 333-249207) filed with the SEC on October 9, 2020)

4.1

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended (incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2021)

4.2

Warrant Agreement, dated October 28, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2020)

10.1

A Letter Agreement, dated October 28, 2020, among the Company and its officers and directors and Duddell Street Acquisition Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2020)

10.2

Investment Management Trust Agreement, dated October 28, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2020)

10.3

Registration Rights Agreement, dated November 2, 2020, between the Company and certain security holders. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2020)

10.4

Sponsor Warrants Purchase Agreement, dated October 28, 2020, between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2020)

10.5

Securities Subscription Agreement between Duddell Street Holdings Limited and the Registrant (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-249207) filed with the SEC on October 9, 2020)

31.1*

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

*Filed herewith.

**Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2022.

DUDDELL STREET ACQUISITION CORP.

By:	/s/ Allan Finnerty
	Name:	Allan Finnerty
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date
/s/ Manoj Jain	Chief Executive Officer	April 13, 2022
Manoj Jain	(Principal Executive Officer)

/s/ Allan Finnerty	Chief Financial Officer	April 13, 2022
Allan Finnerty	(Principal Financial and Accounting Officer)

/s/ Sohit Khurana	President and Chief Risk Officer	April 13, 2022
Sohit Khurana

/s/ Marc Holtzman	Director	April 13, 2022
Marc Holtzman

/s/ Mark Derrick Collier	Director	April 13, 2022
Mark Derrick Collier

/s/ Bradford Allen	Director	April 13, 2022
Bradford Allen

DUDDELL STREET ACQUISITION CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3
Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Duddell Street Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Duddell Street Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions and date for mandatory liquidation and subsequent dissolution, should a business combination not occur prior to November 2, 2022, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, MA

April 13, 2022

DUDDELL STREET ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

Assets
Current assets:
Cash	$618,138	$—
Due from related party	—	411,692
Prepaid expenses	462,473	789,798
Total current assets	1,080,611	1,201,490
Investments held in Trust Account	175,101,805	175,030,689
Total Assets	$176,182,416	$176,232,179

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$1,736,244	$4,291
Accrued expenses	2,942,445	179,780
Note payable - related party	—	175,626
Total current liabilities	4,678,689	359,697
Deferred underwriting commissions	6,125,000	6,125,000
Derivative warrant liabilities	19,687,500	20,805,000
Total liabilities	30,491,189	27,289,697

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; 17,500,000 shares at $10.00 per share at December 31, 2021 and 2020	175,000,000	175,000,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2021 and 2020	—	—
Class A ordinary shares subject to possible redemption, $0.0001 par value; 180,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2021 and 2020	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,375,000 shares issued and outstanding at December 31, 2021 and 2020	437	437
Additional paid-in capital	—	—
Accumulated deficit	(29,309,210)	(26,057,955)
Total shareholders' deficit	(29,308,773)	(26,057,518)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$176,182,416	$176,232,179

The accompanying notes are an integral part of these consolidated financial statements.

DUDDELL STREET ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

		The Period From
	Year Ended	August 28, 2020
	December 31,	(inception) through
	2021	December 31, 2020
General and administrative expenses	$5,939,873	$672,065
Loss from operations	(5,939,873)	(672,065)
Other income (expense)
Financing cost - derivative warrant liabilities	—	(469,465)
Interest earned on investments held in Trust Account	71,118	30,688
Change in fair value of derivative warrant liabilities	2,212,500	(7,980,000)
Net loss	$(3,656,255)	$(9,090,842)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	17,500,000	8,536,585
Basic and diluted net loss per share, Class A ordinary shares subject to redemption	$(0.17)	$(0.70)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	4,375,000	4,375,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.17)	$(0.70)

The accompanying notes are an integral part of these consolidated financial statements.

DUDDELL STREET ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Year Ended December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	4,375,000	$437	$—	$(26,057,955)	$(26,057,518)
Excess of cash received over fair value of private placement warrants	—	—	—	—	405,000	—	405,000
Recovery of accretion recognized against accumulated deficit	—	—	—	—	(405,000)	405,000	—
Net loss	—	—	—	—	—	(3,656,255)	(3,656,255)
Balance - December 31, 2021	—	$—	4,375,000	$437	$—	$(29,309,210)	$(29,308,773)

The Period From August 28, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 28, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	550,000	—	550,000
Forfeiture of Class B ordinary shares	—	—	(656,250)	(66)	66	—	—
Accretion of Class A Shares subject to possible redemption	—	—	—	—	(574,563)	(16,967,113)	(17,541,676)
Net loss	—	—	—	—	—	(9,090,842)	(9,090,842)
Balance - December 31, 2020	—	$—	4,375,000	$437	$—	$(26,057,955)	$(26,057,518)

The accompanying notes are an integral part of these consolidated financial statements.

DUDDELL STREET ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For The Period From
	Year Ended	August 28, 2020
	December 31,	(inception) through
	2021	December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(3,656,255)	$(9,090,842)
Adjustments to reconcile net loss to net cash provided by operating activities:
General and administrative expenses paid by Sponsor under note payable	88,206	62,017
General and administrative expenses paid by Sponsor under due to related party	—	1,260,776
Financing cost - derivative warrant liabilities	—	469,465
Interest income on investments held in Trust Account	(71,118)	(30,689)
Change in fair value of derivative warrant liabilities	(2,212,500)	7,980,000
Changes in operating assets and liabilities:
Prepaid expenses	327,327	(764,798)
Accounts payable	1,731,953	4,291
Accrued expenses	2,762,665	109,780
Net cash used in operating activities	(1,029,722)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(175,000,000)
Net cash used in investing activities	—	(175,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering	—	175,000,000
Proceeds from settlement of receivable from related party	323,486	—
Repayment of note payable to related party	(175,626)	—
Proceeds received from private placement	1,500,000	—
Net cash provided by financing activities	1,647,860	175,000,000

Net increase in cash	618,138	—

Cash - beginning of the period	—	—
Cash - end of the period	$618,138	$—

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accrued expenses	$—	$70,000
Offering costs included in note payable - related party	$—	$113,610
Offering costs included in due to related party	$—	$327,532
Deferred underwriting commissions in connection with the initial public offering	$—	$6,125,000
Gross proceeds received from private placement held in Sponsor’s bank account	$—	$550,000
Offering costs paid by Sponsor out of proceeds received from private placement	$—	$3,500,000

The accompanying notes are an integral part of these consolidated financial statements.

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Description of Organization, Business Operations, Going Concern and Basis of Presentation

Duddell Street Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 28, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from August 28, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and the search for and due diligence on a potential target for a Business Combination.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,500,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $5.5 million (Note 4). On October 18, 2021, the Company and the Sponsor entered into a purchase agreement whereby the Sponsor agreed to purchase an additional 1,500,000 Private Placement Warrants for aggregate proceeds to the Company of $1.5 million, with each warrant having substantially the same terms as the Private Placement Warrants issued concurrent with the Initial Public Offering.

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are recorded at a redemption value and classified as temporary equity following the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the founder shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their founder shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their founder shares and Public Shares (except with respect to any Public Shares acquired in or after the Initial Public Offering) in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or November 2, 2022, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

On November 7, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the "Business Combination Agreement"), by and among the Company, Grassroots Merger Sub, Inc., a Delaware corporation ("Merger Sub"), and FiscalNote Holdings, Inc., a Delaware corporation ("FiscalNote"). The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company, Merger Sub and FiscalNote.

The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) the Company will domesticate as a Delaware corporation ("Newco", such transaction, the "Domestication") and, in connection with the Domestication, (A) each then issued and outstanding Class A ordinary share of the Company will convert automatically into one share of Class A common stock of Newco (the "Newco Class A Common Stock"), (B) each then issued and outstanding Class B ordinary share of the Company will convert automatically into one share of Newco Class A Common Stock, and (C) each then issued and outstanding common warrant of the Company will convert automatically into one warrant to purchase one share of Newco Class A Common Stock; and (ii) at least one day after the Domestication, Merger Sub will merge with and into FiscalNote, with FiscalNote as the surviving company in the merger and, after giving effect to such merger, continuing as a whollyowned subsidiary of Newco (the "Merger").

The Domestication, the Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the "Proposed Business Combination." The time at which the Merger becomes effective are hereinafter referred to as the "Effective Time."

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Proposed Business Combination, Newco will adopt a dual class stock structure pursuant to which (i) all stockholders of Newco, other than the existing holders of FiscalNote Class B common stock, will hold shares of Newco Class A Common Stock, which will have one vote per share, and (ii) the existing holders of FiscalNote Class B common stock will hold shares of Class B common stock of Newco (the "Newco Class B Common Stock"), which will have 25 votes per share. The Newco Class B Common Stock will be subject to conversion to Newco Class A Common Stock upon any transfers of Newco Class B Common Stock (except for certain permitted transfers) and subject to certain other customary terms and conditions.

The Proposed Business Combination is expected to close in the first quarter of 2022, following the receipt of the required approval by the Company's and FiscalNote's shareholders and the fulfillment of other customary closing conditions.

In accordance with the terms and subject to the conditions of the Business Combination Agreement (i) each share of FiscalNote Class A common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of Newco Class A Common Stock, in an amount determined by dividing the quotient of (A) the sum of $1 billion plus the aggregate exercise price payable with respect to vested FiscalNote options and FiscalNote warrants, divided by (B) the total number of issued and outstanding FiscalNote shares, taking into account the total number of shares issued or issuable as a result of any exercise or conversion of all FiscalNote equity securities outstanding immediately prior to the Effective Time (whether issued prior to, at or after the Effective Time), by $10.00 (the "Exchange Ratio"), in accordance with the Business Combination Agreement, (ii) each share of FiscalNote Class B common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of Newco Class B Common Stock, as determined pursuant to the Exchange Ratio, (iii) all of the subordinated convertible promissory notes issued by FiscalNote that are outstanding and unconverted immediately prior to the Effective Time will be automatically assumed and converted into a convertible note issued by Newco with a right of conversion into shares of Newco Class A Common Stock, (iv) all of the warrants to purchase FiscalNote Class A common stock or FiscalNote preferred stock outstanding and unexercised or unconverted, as applicable, immediately prior to the Effective Time will be deemed automatically exercised or converted into the right to receive a number of shares of Newco Class A common stock determined in accordance with the Business Combination Agreement, (v) all options to purchase Class A common stock of FiscalNote, vested or unvested, will convert into stock options to purchase shares of Newco Class A Common Stock determined in accordance with the Exchange Ratio, (vi) vested restricted stock units to acquire shares of Class A common stock of FiscalNote will be automatically deemed settled and converted into the right to receive that number of shares of Newco Class A Common Stock determined in the Business Combination Agreement, and (vii) all of the unvested restricted stock units to acquire shares of Class A common stock of FiscalNote outstanding immediately prior to the Effective Time will be automatically assumed and converted into restricted stock units relating to shares of Newco Class A Common Stock, subject to substantially the same terms and conditions as were applicable immediately before the Effective Time.

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

Upon consummation of the Proposed Business Combination, the Company will pay financial advisors a fee of $5 million.

Sponsor Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, FiscalNote and certain other persons party thereto entered into a sponsor letter agreement (the "Sponsor Agreement"), pursuant to which the Sponsor has agreed, among other things,to (i) not redeem any ordinary shares in the Company owned by it in connection with the Business Combination, (ii) vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Merger) and (iii) waive any adjustment to the conversion ratio set forth in the Company's amended and restated memorandum and articles of association with respect to the Class B ordinary shares of

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement.

In addition, the Sponsor has agreed that (i) all equity interests of Newco held by the Sponsor immediately after the Effective Time (the "Restricted Securities") will be subject to a lockup of 180 days from the Effective Time and (ii) 50% of each type of the Restricted Securities held by the Sponsor will be subject to a lockup during the period from the date that is 180 days following after the Effective Time and ending on the first anniversary of the Effective Time, in each case, except to the Permitted Transferees as defined in the Sponsor Agreement.

PIPE Financing (Private Placement)

In connection with the signing of the Business Combination Agreement, the Company entered into subscription agreements (the "Subscription Agreements") with certain investors, including affiliates of Sponsor (the "PIPE Investors"). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, on the closing date of, and immediately prior to (but subject to), the Merger, an aggregate of 10,000,000 shares of Newco Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $100,000,000 (the "PIPE Financing"). The Company will pay placement agent fees aggregating 4% of the aggregate gross proceeds from the PIPE financing, upon consummation of the PIPE financing.

Voting and Support Agreements

Concurrently with the execution of the Business Combination Agreement, certain stockholders of FiscalNote (collectively, the "Voting Stockholders") entered into a voting and support agreement (collectively, the "Support Agreements") with the Company and FiscalNote, pursuant to which each Voting Stockholder has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) a lockup of all equity interests of Newco held by such Voting Stockholder immediately after the Effective Time for a period of 180 days from the Effective Time (or 12 months, in the case of the Company's co-founders), and (iii) be bound by certain other covenants and agreements related to the Business Combination. The Voting Stockholders hold sufficient shares of FiscalNote to cause the approval of the Business Combination on behalf of FiscalNote.

Registration Rights Agreement

At the closing of the Business Combination, Newco, the Sponsor, the Backstop Purchasers (as defined below) and certain other holders of Newco Class A Common Stock will enter into an amended and restated registration rights agreement (the "Amended and Restated Registration Rights Agreement") pursuant to which, among other matters, certain stockholders of the Company and FiscalNote will be granted certain customary demand and "piggy-back" registration rights with respect to their respective shares of Newco Class A Common Stock.

Backstop Agreement

In connection with the signing of the Business Combination Agreement, the Company and certain affiliates of the Sponsor (the "Backstop Purchasers") entered into a backstop agreement (the "Backstop Agreement") whereby the Backstop Purchasers have agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for Newco Class A Common Stock in order to fund any redemptions by shareholders of the Company in connection with the Business Combination, in an amount of up to $175,000,000 (the "Sponsor Backstop").

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of December 31, 2021, the Company had cash of approximately $618,000 and a working capital deficit of approximately $3.6 million.

The Company's liquidity needs through December 31, 2021 have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares (as defined below), the loan under the Note of approximately $176,000 (see Note 5) to the Company, and the net proceeds from the consummation of the Initial Public Offering and the Private Placement of $2.0 million. On October 18, 2021, the Company and the Sponsor entered into a warrant purchase agreement whereby the Sponsor agreed to purchase an additional 1,500,000 Private Placement Warrants for aggregate proceeds to the Company of $1.5 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company's founding team or any of their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until November 2, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 2, 2022.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2-Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, the Company did not have any cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in the Trust Account. At December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company's investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, "Fair Value Measurements," equal or approximate the carrying amounts represented in the consolidated balance sheets.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the value of the Public Warrants are measured based on the trading price since being separately listed and traded, and the Private Placement Warrants are measured at fair value using a Monte Carlo simulation model, or based on the public warrant trading price taking into account certain provisions in the warrant agreement.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 17,500,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net loss per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 15,750,000 ordinary shares in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the year ended December 31, 2021 and for the period from August 28, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3-Initial Public Offering

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

Note 4-Private Placements

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,500,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $5.5 million. On October 18, 2021, the Company and the Sponsor entered into a warrants purchase agreement whereby the Sponsor agreed to purchase an aggregate of 1,500,000 Private Placement Warrants for aggregate proceeds to the Company of $1.5 million, with each warrant having substantially the same terms as the Private Placement Warrants issued concurrent with the Initial Public Offering.

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

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-Related Party Transactions

Founder Shares

On August 31, 2020, the Initial Shareholders paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 5,031,250 Class B ordinary shares (the “founder shares”). The Sponsor agreed to surrender for no consideration 656,250 founder shares when the option to purchase additional units was not exercised by the underwriters.

The Sponsor transferred 25,000 of its founder shares to each of Marc Holtzman and Bradford Allen and 300,000 of its founder shares to Peter Lee Coker Jr., the three independent directors at that time. All of the transferred founder shares are subject to vesting upon closing of an initial Business Combination. The Company will recognize the compensation cost at fair value for the transferred shares upon the consummation of a business combination. These 350,000 shares were not subject to forfeiture when the underwriters’ over-allotment option was not exercised. On May 24, 2021, Mr. Coker resigned and as a result forfeited all of his 300,000 founder shares that the Sponsor had previously transferred to him and assigned and transferred such founder shares to the Sponsor for no consideration in connection with his resignation.

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

Due To/ From Related Party

As of December 31, 2020, the Company had a net receivable of $0.4 million due from an affiliate of the Sponsor, which was comprised of $2.0 million net proceeds from the consummation of the Initial Public Offering and the Private Placement held in the bank account of an affiliate of the Sponsor, and an aggregate amount due to the same affiliate of the Sponsor of approximately $1.6 million for expenses paid on behalf of the Company. The net amount was settled with the affiliate of the Sponsor in March 2021.

Related Party Loans

On August 28, 2020, the Sponsor agreed to loan the Company up to $250,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of December 31, 2020, the Company borrowed approximately $176,000 under the Note. The Company repaid the Note on March 31, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with respect to such loans. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

Note 6-Commitments and Contingencies

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

Note 7-Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 17,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the consolidated balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled on the following table:

Gross Proceeds	$175,000,000
Less:
Proceeds allocated to Public Warrants	(7,875,000)
Class A ordinary shares issuance costs	(9,666,677)
Plus:
Remeasurement adjustment on redeemable common stock	17,541,677
Class A ordinary shares subject to possible redemption	$175,000,000

Note 8-Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 17,500,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying consolidated balance sheets (see Note 7).

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 4,375,000 Class B ordinary shares issued and outstanding.

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

Note 9-Derivative Warrant Liabilities

As of December 31, 2021, the Company had 8,750,000 Public Warrants and 7,000,000 Private Placement Warrants outstanding.

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

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$175,101,805	$—	$—	$175,101,805
Liabilities:
Derivative public warrant liabilities	10,937,500	—	—	10,937,500
Derivative private warrant liabilities	—	8,750,000	—	8,750,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$175,030,689	$—	$—	$175,030,689
Liabilities:
Derivative public warrant liabilities	12,775,000	—	—	12,775,000
Derivative private warrant liabilities	—	—	8,030,000	8,030,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a level 2 measurement in July 2021, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price.

Level 1 assets include investments in money market funds or U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. For the Public Warrants issued in connection with the Public Offering, the traded market price was used as fair value.

The Private Placement Warrants were measured at fair value using a Monte Carlo simulation model prior to July 2021.

DUDDELL STREET ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

As of
December 31,
2020
Option term (in years)	6.34
Volatility	21.50%
Risk-free interest rate	0.55%
Expected dividends	—
Exercise Price	11.50

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

As of
December 31,
2021
Derivative warrant liabilities at January 1, 2021 - Level 3	$8,030,000
Change in fair value of derivative warrant liabilities - Level 3	(4,345,000)
Transfer of Private warrants to Level 2	(3,685,000)
Derivative warrant liabilities at December 31, 2021- Level 3	$—

Note 11-Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements which have not previously been disclosed within the consolidated financial statements.