Form 10-Q
period 2022-03-31
Duddell Street Acquisition Corp.
filed 2022-05-16
CIK 1823466

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-39672

DUDDELL STREET ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

8/F Printing House 6 Duddell Street Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

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

As of May 16, 2022, 17,500,000 Class A ordinary shares, par value $0.0001 per share, and 4,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DUDDELL STREET ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

DUDDELL STREET ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash	$213,287	$618,138
Prepaid expenses	353,372	462,473
Total current assets	566,659	1,080,611
Investments held in Trust Account	175,124,335	175,101,805
Total Assets	$175,690,994	$176,182,416

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,810,983	$1,736,244
Accrued expenses	3,973,397	2,942,445
Due to related party	302,160	—
Total current liabilities	6,086,540	4,678,689
Deferred underwriting commissions	6,125,000	6,125,000
Derivative warrant liabilities	10,552,500	19,687,500
Total liabilities	22,764,040	30,491,189

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; 17,500,000 shares at $10.00 per share at March 31, 2022 and December 31, 2021	175,000,000	175,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares subject to possible redemption, $0.0001 par value; 180,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,375,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	437	437
Additional paid-in capital	—	—
Accumulated deficit	(22,073,483)	(29,309,210)
Total shareholders’ deficit	(22,073,046)	(29,308,773)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$175,690,994	$176,182,416

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Content

DUDDELL STREET ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
General and administrative expenses	$1,921,803	$250,369
Loss from operations	(1,921,803)	(250,369)
Other income
Interest earned on investments held in Trust Account	22,530	45,521
Change in fair value of derivative warrant liabilities	9,135,000	3,705,000
Net income	$7,235,727	$3,500,152

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	17,500,000	17,500,000
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.33	$0.16
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	4,375,000	4,375,000
Basic and diluted net income per share, Class B ordinary shares	$0.33	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Content

DUDDELL STREET ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	4,375,000	$437	$—	$(29,309,210)	$(29,308,773)
Net income	—	—	—	—	—	7,235,727	7,235,727
Balance - March 31, 2022 (unaudited)	—	$—	4,375,000	$437	$—	$(22,073,483)	$(22,073,046)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	4,375,000	$437	$—	$(26,057,955)	$(26,057,518)
Net income	—	—	—	—	—	3,500,152	3,500,152
Balance - March 31, 2021 (unaudited)	—	$—	4,375,000	$437	$—	$(22,557,803)	$(22,557,366)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Content

DUDDELL STREET ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,235,727	$3,500,152
Adjustments to reconcile net income to net cash provided by operating activities:
Interest income on investments held in Trust Account	(22,530)	(45,520)
Change in fair value of derivative warrant liabilities	(9,135,000)	(3,705,000)
Changes in operating assets and liabilities:
Prepaid expenses	109,101	98,068
Accounts payable	74,739	95,674
Accrued expenses	1,030,952	(31,580)
Due to related party	302,160	—
Net cash used in operating activities	(404,851)	(88,206)

Cash Flows from Financing Activities:
Proceeds from settlement of receivable from related party	—	411,692
Repayment of note payable to related party	—	(175,626)
Net cash provided by financing activities	—	236,066

Net (decrease) increase in cash	(404,851)	147,860

Cash - beginning of the period	618,138	—
Cash - end of the period	$213,287	$147,860

The accompanying notes are an integral part of these unaudited condensed financial statements.

DUDDELL STREET ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Duddell Street Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 28, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from August 28, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and the search for and due diligence on a potential target for a Business Combination.

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

The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) the Company will domesticate as a Delaware corporation (“Newco”, such transaction, the “Domestication”) and, in connection with the Domestication, (A) each then issued and outstanding Class A ordinary share of the Company will convert automatically into one share of Class A common stock of Newco (the “Newco Class A Common Stock”), (B) each then issued and outstanding Class B ordinary share of the Company will convert automatically into one share of Newco Class A Common Stock, and (C) each then issued and outstanding common warrant of the Company will convert automatically into one warrant to purchase one share of Newco Class A Common Stock; and (ii) at least one day after the Domestication, Merger Sub will merge with and into FiscalNote, with FiscalNote as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of Newco (the “Merger”).

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

In accordance with the terms and subject to the conditions of the Business Combination Agreement (i) each share of FiscalNote Class A common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of Newco Class A Common Stock, in an amount determined by dividing the quotient of (A) the sum of $1 billion plus the aggregate exercise price payable with respect to vested FiscalNote options and FiscalNote warrants, divided by (B) the total number of issued and outstanding FiscalNote shares, taking into account the total number of shares issued or issuable as a result of any exercise or conversion of all FiscalNote equity securities outstanding immediately prior to the Effective Time (whether issued prior to, at or after the Effective Time), by $10.00 (the “Exchange Ratio”), in accordance with the Business Combination Agreement, (ii) each share of FiscalNote Class B common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of Newco Class B Common Stock, as determined pursuant to the Exchange Ratio, (iii) all of the subordinated convertible promissory notes issued by FiscalNote that are outstanding and unconverted immediately prior to the Effective Time will be automatically assumed and converted into a convertible note issued by Newco with a right of conversion into shares of Newco Class A Common Stock, (iv) all of the warrants to purchase FiscalNote Class A common stock or FiscalNote preferred stock outstanding and unexercised or unconverted, as applicable, immediately prior to the Effective Time will be deemed automatically exercised or converted into the right to receive a number of shares of Newco Class A common stock determined in accordance with the Business Combination Agreement, (v) all options to purchase Class A common stock of FiscalNote, vested or unvested, will convert into stock options to purchase shares of Newco Class A Common Stock determined in accordance with the Exchange Ratio, (vi) vested restricted stock units to acquire shares of Class A common stock of FiscalNote will be automatically deemed settled and converted into the right to receive that number of shares of Newco Class A Common Stock determined in the Business Combination Agreement, and (vii) all of the unvested restricted stock units to acquire shares of Class A common stock of FiscalNote outstanding immediately prior to the Effective Time will be automatically assumed and converted into restricted stock units relating to shares of Newco Class A Common Stock, subject to substantially the same terms and conditions as were applicable immediately before the Effective Time.

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

Upon consummation of the Proposed Business Combination, the Company will pay its financial advisors a fee of $5 million.

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

PIPE Financing (Private Placement)

In connection with the signing of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors, including affiliates of Sponsor (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, on the closing date of, and immediately prior to (but subject to), the Merger, an aggregate of 10,000,000 shares of Newco Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $100,000,000 (the “PIPE Financing”). The Company will pay placement agent fees aggregating 4% of the aggregate gross proceeds from the PIPE financing, upon consummation of the PIPE financing. In connection with the execution of the First Amendment to the Business Combination Agreement and the Debt Commitment Letter (as defined in Note 11), the parties to the Subscription Agreements agreed to terminate such Subscription Agreements and the transactions contemplated thereby.

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

Backstop Agreement

In connection with the signing of the Business Combination Agreement, the Company and certain affiliates of the Sponsor (the “Backstop Purchasers”) entered into a backstop agreement (the “Backstop Agreement”) whereby the Backstop Purchasers have agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for Newco Class A Common Stock in order to fund any redemptions by shareholders of the Company in connection with the Business Combination, in an amount of up to $175,000,000 (the “Sponsor Backstop”). On May 9, 2022, in connection with the execution of the Amendment, the Company and the Backstop Purchasers entered into an Amendment to the Backstop Agreement (the “Backstop Amendment”). Pursuant to the Backstop Amendment, the Company has agreed to a bonus issuance to each Backstop Purchaser of 0.57 shares of Newco Class A Common Stock for each Backstop Purchase Share immediately prior to the effective time of the Merger.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 14, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 14, 2022.

Liquidity and Going Concern

As of March 31, 2022, the Company had cash of approximately $213,000 and a working capital deficit of approximately $5.5 million.

The Company’s liquidity needs through March 31, 2022 have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares (as defined below), the loan under the Note of approximately $176,000 (see Note 5) to the Company, and the net proceeds from the consummation of the Initial Public Offering and the Private Placement of $2.0 million. On October 18, 2021, the Company and the Sponsor entered into a warrant purchase agreement whereby the Sponsor agreed to purchase an additional 1,500,000 Private Placement Warrants for aggregate proceeds to the Company of $1.5 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or the consummation of the Proposed Business Combination, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in the Trust Account. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the value of the Public Warrants are measured based on the trading price since being separately listed and traded, and the Private Placement Warrants are measured at fair value using a Monte Carlo simulation model, or based on the public warrant trading price taking into account certain provisions in the warrant agreement.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 17,500,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net incomeby the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 15,750,000 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$5,788,582	$1,447,145	$2,800,122	$700,030

Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,500,000	4,375,000	17,500,000	4,375,000

Basic and diluted net income per ordinary share	$0.33	$0.33	$0.16	$0.16

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Note 4—Private Placements

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

Due To Related Party

As of March 31, 2022, the Company had a payable of $0.3 million due to an affiliate of the Sponsor, resulting from the affiliate paying certain costs on behalf of the Company.

Related Party Loans

On August 28, 2020, the Sponsor agreed to loan the Company up to $250,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of December 31, 2021, the Company borrowed approximately $176,000 under the Note. The Company repaid the Note on March 31, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March  31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Note 7—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 17,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Gross Proceeds	$175,000,000
Less:
Proceeds allocated to Public Warrants	(7,875,000)
Class A ordinary shares issuance costs	(9,666,677)
Plus:
Remeasurement adjustment on redeemable common stock	17,541,677
Class A ordinary shares subject to possible redemption	$175,000,000

Note 8—Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 17,500,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying condensed consolidated balance sheets (see Note 7).

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 4,375,000 Class B ordinary shares issued and outstanding.

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

Note 9—Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company had an aggregate of 15,750,000 warrants outstanding, comprised of 8,750,000 Public Warrants and 7,000,000 Private Placement Warrants.

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

Note 10—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$175,124,335	$—	$—	$175,124,335
Liabilities
Derivative public warrant liabilities	5,862,500	—	—	5,862,500
Derivative private warrant liabilities	—	4,690,000	—	4,690,000
Total Liabilities	$5,862,500	$4,690,000	$—	$10,552,500

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$175,101,805	$—	$—	$175,101,805
Liabilities
Derivative public warrant liabilities	10,937,500	—	—	10,937,500
Derivative private warrant liabilities	—	8,750,000	—	8,750,000
Total Liabilities	$10,937,500	$8,750,000	$—	$19,687,500

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company identified the following events that require disclosure in the condensed consolidated financial statements.

Amendment to the Business Combination Agreement

On May 9, 2022, the Company, FiscalNote and Merger Sub entered into a First Amendment to the Business Combination Agreement (the “Amendment”).  Pursuant to the Amendment, the parties thereto agreed to (i) an additional triggering event (the volume-weighted average price of the Newco Class A Common Stock for certain trading periods post-Closing reaching $10.50) for issuing an additional tranche of earnout consideration pursuant to the Business Combination Agreement, (ii) an extension of the Termination Date (as defined in the Business Combination Agreement) to August 7, 2022 and (iii) a bonus issuance of 0.57 shares of Newco Class A Common Stock to the holders of the Company’s Class A ordinary shares that do not elect to redeem their shares for each share of Newco Class A Common Stock received by such holders in the Domestication and to the Backstop Purchasers for each Backstop Purchase Share pursuant to the Backstop Amendment. In addition, certain provisions of the Business Combination Agreement were amended to reflect the transactions contemplated by FiscalNote’s execution of a debt commitment letter, the termination of the Subscription Agreements and the removal of the PIPE Financing.

Termination of the PIPE Financing

The parties to the Subscription Agreements (as described in Note 1) agreed to terminate such agreements and the transactions contemplated thereby.

Amendment to Backstop Agreement

On May 9, 2022, in connection with the execution of the Amendment, the Company and the Backstop Purchasers (as defined in Note 1) entered into an Amendment to the Backstop Agreement (the “Backstop Amendment”). Pursuant to the Backstop Amendment, the Company has agreed to a bonus issuance to each Backstop Purchaser of 0.57 shares of Newco Class A Common Stock for each Backstop Purchase Share immediately prior to the effective time of the Merger.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On April 29, 2022, the Company received a letter from the staff of the Listing Qualifications Department of the Nasdaq Stock Market (the “Staff”) stating that due to Mr. Collier’s resignation as a director from the Board and audit committee, the Company no longer complies with the Board Composition and Committee Requirement Rules, which require that a majority of the Board must be independent and the audit committee is required to have a minimum of three members, each of whom must be an independent director. In accordance with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq will provide the Company a cure period in order to regain compliance as follows: (i) until the earlier of the Company’s next annual shareholders’ meeting or April 19, 2023; or (ii) if the Company’s next annual shareholders’ meeting is held before October 17, 2022, then the Company must evidence compliance no later than October 17, 2022 (the “Cure Period”). If the Company fails to regain compliance within the Cure Period, the Nasdaq Listing Rules require the Staff to provide written notification to the Company that its securities will be delisted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Duddell Street Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K.

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

Our amended and restated memorandum and articles of association provide that we have only 24 months from the closing of our initial public offering, or until November 2, 2022 (the “Combination Period”) to complete our initial business combination. If we do not complete our initial business combination within such 24-month period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Proposed Business Combination

On November 7, 2021, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Grassroots Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and FiscalNote Holdings, Inc., a Delaware corporation (“FiscalNote”).

The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) the Company will domesticate as a Delaware corporation (“Newco”, such transaction, the “Domestication”) and, in connection with the Domestication, (A) each then issued and outstanding Class A ordinary share of the Company will convert automatically into one share of Class A common stock of Newco (the “Newco Class A Common Stock”), (B) each then issued and outstanding Class B ordinary share of the Company will convert automatically into one share of Newco Class A Common Stock, and (C) each then issued and outstanding common warrant of the Company will convert automatically into one warrant to purchase one share of Newco Class A Common Stock; and (ii) at least one day after the Domestication, Merger Sub will merge with and into FiscalNote, with FiscalNote as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of Newco (the “Merger”).

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

In accordance with the terms and subject to the conditions of the Business Combination Agreement (i) each share of FiscalNote Class A common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of Newco Class A Common Stock, in an amount determined by dividing the quotient of (A) the sum of $1 billion plus the aggregate exercise price payable with respect to vested FiscalNote options and FiscalNote warrants, divided by (B) the total number of issued and outstanding FiscalNote shares, taking into account the total number of shares issued or issuable as a result of any exercise or conversion of all FiscalNote equity securities outstanding immediately prior to the Effective Time (whether issued prior to, at or after the Effective Time), by $10.00 (the “Exchange Ratio”), in accordance with the Business Combination Agreement, (ii) each share of FiscalNote Class B common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of Newco Class B Common Stock, as determined pursuant to the Exchange Ratio, (iii) all of the subordinated convertible promissory notes issued by FiscalNote that are outstanding and unconverted immediately prior to the Effective Time will be automatically assumed and converted into a convertible note issued by Newco with a right of conversion into shares of Newco Class A Common Stock, (iv) all of the warrants to purchase FiscalNote Class A common stock or FiscalNote preferred stock outstanding and unexercised or unconverted, as applicable, immediately prior to the Effective Time will be deemed automatically exercised or converted into the right to receive a number of shares of Newco Class A common stock determined in accordance with the Business Combination Agreement, (v) all options to purchase Class A common stock of FiscalNote, vested or unvested, will convert into stock options to purchase shares of Newco Class A Common Stock determined in accordance with the Exchange Ratio, (vi) vested restricted stock units to acquire shares of Class A common stock of FiscalNote will be automatically deemed settled and converted into the right to receive that number of shares of Newco Class A Common Stock determined in the Business Combination Agreement, and (vii) all of the unvested restricted stock units to acquire shares of Class A common stock of FiscalNote outstanding immediately prior to the Effective Time will be automatically assumed and converted into restricted stock units relating to shares of Newco Class A Common Stock, subject to substantially the same terms and conditions as were applicable immediately before the Effective Time.

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

PIPE Financing (Private Placement)

In connection with the signing of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors, including affiliates of Sponsor (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, on the closing date of, and immediately prior to (but subject to), the Merger, an aggregate of 10,000,000 shares of Newco Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $100,000,000 (the “PIPE Financing”). In connection with the execution of the First Amendment to the Business Combination Agreement and the Debt Commitment Letter (as defined in “Note 11 — Subsequent Events”), the parties to the Subscription Agreements agreed to terminate such Subscription Agreements and the transactions contemplated thereby.

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

Backstop Agreement

In connection with the signing of the Business Combination Agreement, the Company and certain affiliates of the Sponsor (the “Backstop Purchasers”) entered into a backstop agreement (the “Backstop Agreement”) whereby the Backstop Purchasers have agreed, subject to the other terms and conditions included therein, at the BPS Closing (as defined in the Backstop Agreement), to subscribe for Newco Class A Common Stock in order to fund any redemptions by shareholders of the Company in connection with the Business Combination, in an amount of up to $175,000,000 (the “Sponsor Backstop”). On May 9, 2022, in connection with the execution of the Amendment, the Company and the Backstop Purchasers entered into an Amendment to the Backstop Agreement (the “Backstop Amendment”). Pursuant to the Backstop Amendment, the Company has agreed to a bonus issuance to each Backstop Purchaser of 0.57 shares of Newco Class A Common Stock for each Backstop Purchase Share immediately prior to the effective time of the Merger.

Amendment to the Business Combination Agreement, the PIPE Financing and the Backstop Agreement

On May 9, 2022, the Company, FiscalNote and Merger Sub entered into a First Amendment to the Business Combination Agreement (the “Amendment”).  Pursuant to the Amendment, the parties thereto agreed to (i) an additional triggering event (the volume-weighted average price of the Newco Class A Common Stock for certain trading periods post-Closing reaching $10.50) for issuing an additional tranche of earnout consideration pursuant to the Business Combination Agreement, (ii) an extension of the Termination Date (as defined in the Business Combination Agreement) to August 7, 2022 and (iii) a bonus issuance of 0.57 shares of Newco Class A Common Stock to the holders of the Company’s Class A ordinary shares that do not elect to redeem their shares for each share of Newco Class A Common Stock received by such holders in the Domestication and to the Backstop Purchasers for each Backstop Purchase Share pursuant to the Backstop Amendment. In addition, certain provisions of the Business Combination Agreement were amended to reflect the transactions contemplated by FiscalNote’s execution of a debt commitment letter, the termination of the Subscription Agreements and the removal of the PIPE Financing.

On May 9, 2022, the parties to the Subscription Agreements (as described in Note 1) agreed to terminate such agreements and the transactions contemplated thereby.

On May 9, 2022, in connection with the execution of the Amendment, the Company and the Backstop Purchasers (as defined in Note 1) entered into an Amendment to the Backstop Agreement (the “Backstop Amendment”). Pursuant to the Backstop Amendment, the Company has agreed to a bonus issuance to each Backstop Purchaser of 0.57 shares of Newco Class A Common Stock for each Backstop Purchase Share immediately prior to the effective time of the Merger.

Liquidity and Going Concern

Our liquidity needs through March 31, 2022 have been satisfied through a payment of $25,000 from our Sponsor to cover certain expenses on our behalf in exchange for the issuance of the founder shares (as defined below), a loan under a promissory note with our Sponsor of approximately $176,000 (the “Note”), and the net proceeds from the consummation of the Initial Public Offering and the Private Placement of $2.0 million. On October 18, 2021, we entered into a warrant purchase agreement with our Sponsor whereby our Sponsor agreed to purchase an additional 1,500,000 Private Placement Warrants for aggregate proceeds to the Company of $1.5 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Over this time period, we will be using funds not held in the Trust account for paying existing accounts payable, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2022 has been related to our formation, Initial Public Offering, which was consummated on November 2, 2020, and since the Initial Public Offering, our activity has been limited to the search for and due diligence on a prospective target for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of approximately $7.2 million, which consisted approximately $23,000 in interest income from investments held in the trust account, non-operating income of approximately $9.1 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $1.9 million in general and administrative expenses.

For the three months ended March 31 2021, we had net income of approximately $3.5 million, which consisted of non-operating income of approximately $3.7 million resulting from changes in fair value of derivative warrant liabilities and approximately $46,000 in interest income earned on the Trust Account, partially offset by approximately $250,000 in general and administrative expenses.

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

Due To Related Party

As of March 31, 2022, we had a payable of $0.3 million due to an affiliate of our Sponsor, resulting from the affiliate paying certain costs on our behalf.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, we had no borrowings under the Working Capital Loans.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 14, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 because a material weakness existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control over the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 2, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with standards generally accepted in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A. Risk Factors.

Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on April 14, 2022, except as set forth below. We may disclose changes to our risk factors or additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

On April 19, 2022, Mr. Mark Derrick Collier notified of his resignation as a director of the Company, effective on April 19, 2022. Mr. Collier served as Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors (the “Board”) and as a member of the Audit Committee of the Board. Mr. Collier confirmed that his resignation was not the result of any disagreement with the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May 2022.

DUDDELL STREET ACQUISITION CORP.
By:	/s/ Manoj Jain
Name:	Manoj Jain
Title:	Chief Executive Officer (Principal Executive Officer)