Form 10-Q
period 2022-06-30
FiscalNote Holdings, Inc.
filed 2022-08-22
CIK 1823466

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No. 001-39672

FISCALNOTE HOLDINGS, INC.*

(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1201 Pennsylvania Avenue NW, 6th Floor,

Washington, D.C. 20004

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (202) 793-5300

Duddell Street Acquisition Corp.

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	NOTE	NYSE
Warrants to purchase one share of Class A common stock	NOTE.WS	NYSE

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of August 2, 2022, 121,449,403 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

*     Unless stated otherwise, this Quarterly Report contains information about Duddell Street Acquisition Corp. before the Business Combination described herein. Please refer to “Explanatory Note” for more information.

EXPLANATORY NOTE

On July 29, 2022 (the “Closing Date”), subsequent to the fiscal quarter ended June 30, 2022, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, FiscalNote Holdings, Inc. (formerly Duddell Street Acquisition Corp. (“DSAC”)) (the “Company”) closed the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of November 7, 2021, (as it may be amended and/or restated from time to time, including by the First Amendment to Agreement and Plan of Merger, dated as of May 9, 2022, the “Business Combination Agreement”), by and among DSAC, Grassroots Merger Sub, Inc., a wholly owned subsidiary of DSAC (“Merger Sub”), and FiscalNote Intermediate Holdco, Inc. (formerly FiscalNote Holdings, Inc.) (“Old FiscalNote”) (the transactions contemplated by the Business Combination Agreement, the “Business Combination”). Please see Note 1—Description of Organization and Business Operations for additional detail regarding the Business Combination. In connection with the consummation of the Business Combination, DSAC changed its name to FiscalNote Holdings, Inc. FiscalNote Holdings Inc.’s Class A common stock and public warrants commenced trading on The New York Stock Exchange under the ticker symbols “NOTE” and “NOTE.WS,” respectively, on August 1, 2022.

Unless stated otherwise, this Quarterly Report contains information about DSAC before the Business Combination. References to the “Company” in this Quarterly Report refer to DSAC before the consummation of the Business Combination or FiscalNote Holdings, Inc. after the Business Combination, as the context suggests.

Table of Content

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Form 10-Q), including, without limitation, statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Generally, statements that are not historical facts, including statements concerning FiscalNote Holding, Inc. (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, those factors described under Part II, Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

Table of Content

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash	$14,689	$618,138
Prepaid expenses	201,799	462,473
Total current assets	216,488	1,080,611
Investments held in Trust Account	175,360,788	175,101,805
Total Assets	$175,577,276	$176,182,416

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$1,745,196	$1,736,244
Accrued expenses	5,794,135	2,942,445
Due to related party	303,680	—
Total current liabilities	7,843,011	4,678,689
Deferred underwriting commissions	6,125,000	6,125,000
Derivative warrant liabilities	11,340,000	19,687,500
Total liabilities	25,308,011	30,491,189

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; 17,500,000 shares at $10.01 and $10.00 per share at June 30, 2022 and December 31, 2021, respectively	175,260,788	175,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares subject to possible redemption, $0.0001 par value; 180,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,375,000 shares issued and outstanding	437	437
Additional paid-in capital	—	—
Accumulated deficit	(24,991,960)	(29,309,210)
Total shareholders’ deficit	(24,991,523)	(29,308,773)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$175,577,276	$176,182,416

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Content

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$2,106,642	$2,034,461	$4,028,445	$2,284,830
Loss from operations	(2,106,642)	(2,034,461)	(4,028,445)	(2,284,830)
Other income (expense)
Interest earned on investments held in Trust Account	236,453	5,928	258,983	51,449
Change in fair value of derivative warrant liabilities	(787,500)	3,990,000	8,347,500	7,695,000
Net income (loss)	$(2,657,689)	$1,961,467	$4,578,038	$5,461,619

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	17,500,000	17,500,000	17,500,000	17,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$(0.12)	$0.09	$0.21	$0.25
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	4,375,000	4,375,000	4,375,000	4,375,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.12)	$0.09	$0.21	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Content

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	4,375,000	$437	$—	$(29,309,210)	$(29,308,773)
Net income	—	—	—	—	—	7,235,727	7,235,727
Balance - March 31, 2022 (unaudited)	—	$—	4,375,000	$437	$—	$(22,073,483)	$(22,073,046)
Increase in Class A ordinary shares subject to possible redemption	—	—	—	—	—	(260,788)	(260,788)
Net loss	—	—	—	—	—	(2,657,689)	(2,657,689)
Balance - June 30, 2022 (unaudited)	—	$—	4,375,000	$437	$—	$(24,991,960)	$(24,991,523)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	4,375,000	$437	$—	$(26,057,955)	$(26,057,518)
Net income	—	—	—	—	—	3,500,152	3,500,152
Balance - March 31, 2021 (unaudited)	—	$—	4,375,000	$437	$—	$(22,557,803)	$(22,557,366)
Net income	—	—	—	—	—	1,961,467	1,961,467
Balance - June 30, 2021 (unaudited)	—	$—	4,375,000	$437	$—	$(20,596,336)	$(20,595,899)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Content

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,578,038	$5,461,619
Adjustments to reconcile net income to net cash provided by operating activities:
General and administrative expenses paid by related party	—	88,206
Interest income on investments held in Trust Account	(258,983)	(51,448)
Change in fair value of derivative warrant liabilities	(8,347,500)	(7,695,000)
Changes in operating assets and liabilities:
Prepaid expenses	260,674	254,347
Accounts payable	8,952	1,679,693
Accrued expenses	2,851,690	138,257
Due to related party	303,680	—
Net cash used in operating activities	(603,449)	(124,326)

Cash Flows from Financing Activities:
Proceeds from settlement of receivable from related party	—	323,486
Repayment of note payable to related party	—	(175,626)
Net cash provided by financing activities	—	147,860

Net (decrease) increase in cash	(603,449)	23,534

Cash - beginning of the period	618,138	—
Cash - end of the period	$14,689	$23,534

The accompanying notes are an integral part of these unaudited condensed financial statements.

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Duddell Street Acquisition Corp. (now known as FiscalNote Holdings, Inc.) (the “Company” or “DSAC”) was a blank check company incorporated as a Cayman Islands exempted company on August 28, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Domestication and Business Combination

DSAC (and, after the Domestication as described below, “New DSAC”) previously entered into an agreement and plan of merger, dated as of November 7, 2021 (as amended by the First Amendment to Agreement and Plan of Merger, dated as of May 9, 2022, the “Business Combination Agreement”), by and among DSAC, Grassroots Merger Sub, Inc., a wholly owned subsidiary of DSAC (“Merger Sub”), and FiscalNote Intermediate Holdco, Inc. (formerly FiscalNote Holdings, Inc.), a Delaware corporation (“Old FiscalNote”).

On July 28, 2022, as contemplated by the Business Combination Agreement, DSAC filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of Delaware, pursuant to which DSAC was domesticated and continued as a Delaware corporation, under the name of “FiscalNote Holdings, Inc.” (the “Domestication”).

As a result of, and upon the effective time of the Domestication, among other things, (i) each of the issued and outstanding Class A ordinary shares, par value $0.0001 per share, and each of the issued and outstanding Class B ordinary shares, par value $0.0001 per share, of DSAC converted into one share of Class A common stock, par value $0.0001 per share, of New DSAC (the “New DSAC Class A common stock”); (ii) each issued and outstanding whole warrant of DSAC (the “DSAC warrants”) automatically converted into a warrant to purchase one share of New DSAC Class A common stock (the “New DSAC warrants”) at an exercise price of $11.50 per share on the terms and conditions set forth in the warrant agreement, dated October 28, 2020, between DSAC and Continental Stock Transfer & Trust Company, as warrant agent (the “DSAC Warrant Agreement”); and (iii) each of the issued and outstanding units of DSAC that had not been previously separated into the underlying DSAC Class A ordinary shares and underlying DSAC warrants prior to the Domestication upon the request of the holder thereof was cancelled and entitled the holder thereof to one share of New DSAC Class A common stock and one-half of one New DSAC warrant representing the right to purchase one share of New DSAC Class A Common Stock at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in the DSAC Warrant Agreement.

On July 29, 2022 (the “Closing Date”), as contemplated by the Business Combination Agreement, New DSAC consummated the merger transaction contemplated by the Business Combination Agreement (the “Closing”), whereby Merger Sub merged with and into Old FiscalNote, the separate corporate existence of Merger Sub ceasing and Old FiscalNote being the surviving corporation and a wholly owned subsidiary of New DSAC (the “Merger” and, together with the Domestication, the “Business Combination”). In connection with the consummation of the Business Combination, New DSAC changed its name to “FiscalNote Holdings, Inc.” (“New FiscalNote”). The shares of New DSAC Class A common stock and New DSAC warrants described above became Class A common stock of New FiscalNote and New FiscalNote warrants, respectively, upon consummation of the Merger.

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Business Combination Agreement, DSAC acquired all of the outstanding equity interests of Old FiscalNote, other than dissenting shares, in exchange for Per Share Merger Consideration in the form of common stock of New FiscalNote (“New FiscalNote common stock”), plus Per Share Earnout Consideration subject to each Triggering Event. Old FiscalNote stockholders received consideration in the form of shares of Class A common stock, par value $0.0001 per share, of New FiscalNote (“New FiscalNote Class A common stock”) and/or Class B common stock, par value $0.0001 per share, of New FiscalNote, as determined in accordance with the Business Combination Agreement. Following the Domestication and immediately prior to the consummation of the Business Combination, the holders of outstanding DSAC Class A ordinary shares that did not elect to redeem their shares received a distribution of 0.57 shares of New FiscalNote Class A common stock (the “Bonus Shares”) for each share of New DSAC Class A common stock received in the Domestication. Certain affiliates of the Duddell Street Holdings Limited, a Delaware limited liability company (the “Sponsor”) also received Bonus Shares for each share of New DSAC Class A common stock for which they subscribed pursuant to the Backstop Agreement described herein. The issuances of the Bonus Shares triggered adjustments to the previously outstanding DSAC warrants pursuant to the DSAC Warrant Agreement. Each previously outstanding DSAC warrant (including DSAC warrants held by the Sponsor and its affiliates) adjusted to 1.571 DSAC warrants in proportion to the 10,000,000 share increase in the outstanding shares of New FiscalNote Class A common stock as a result of the issuances of the Bonus Shares, and the exercise price of each DSAC warrant was adjusted to $7.32 per share.

In connection with the Business Combination, holders of 11,408,314 shares of DSAC’s Class A ordinary shares sold in its initial public offering properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from DSAC’s initial public offering, calculated as of the Closing Date, or approximately $10.00 per share and $114.3 million in the aggregate. Accordingly, affiliates of the Sponsor purchased 11,408,314 shares of New DSAC Class A common stock for $114.3 million pursuant to the Backstop Agreement immediately prior to Closing.

Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Business Combination Agreement.

Sponsor Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor entered into an agreement (the “Sponsor Agreement”) with Old FiscalNote and DSAC pursuant to which the Sponsor agreed, among other things, (i) not to redeem any ordinary shares in DSAC owned by it in connection with the Business Combination, (ii) to vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Merger) and (iii) to waive any adjustment to the conversion ratio set forth in DSAC’s amended and restated memorandum and articles of association with respect to the Class B ordinary shares of DSAC held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement.

In addition, the Sponsor agreed that (i) all equity interests of DSAC held by the Sponsor immediately after the Effective Time (the “Restricted Securities”) will be subject to a lockup of 180 days from the time at which the Merger became effective (the “Effective Time”) and (ii) 50% of each type of the Restricted Securities held by the Sponsor will be subject to a lockup during the period from the date that is 180 days following after the Effective Time and ending on the first anniversary of the Effective Time, in each case, except to the Permitted Transferees as defined in the Sponsor Agreement.

Voting and Support Agreement

In connection with the execution of the Business Combination Agreement, certain stockholders of Old FiscalNote (collectively, the “Voting Stockholders”) entered into voting and support agreements (collectively, the “Voting and Support Agreement”) with DSAC and Old FiscalNote, pursuant to which the Voting Stockholders agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) a lockup of all equity interests of New FiscalNote held by such Voting Stockholder immediately after the Effective Time for a period of 180 days from the Effective Time (or 12 months, in the case of the Co-Founders) and (iii) be bound by certain other covenants and agreements related to the Business Combination. The Voting Stockholders held sufficient shares of FiscalNote to cause the approval of the Business Combination on behalf of Old FiscalNote.

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Backstop Agreement

In connection with the execution of the Business Combination Agreement, DSAC and certain investment funds affiliated to the Sponsor, including Maso Capital Investments Limited, Blackwell Partners LLC — Series A, and Star V Partners LLC (collectively, the “Backstop Parties”) entered into that certain Backstop Agreement, dated as of November 7, 2021 (as amended by the First Amendment to the Backstop Agreement, dated May 9, 2022, the “Backstop Agreement”) whereby the Backstop Parties agreed, subject to the other terms and conditions included therein, at the Closing, to subscribe for shares of New DSAC Class A common stock in order to fund redemptions by shareholders of DSAC in connection with the Business Combination, in an amount equal to the amount paid out of the Trust Account of DSAC to honor duly exercised redemption rights of up to $175,000,000. The Backstop Parties are additionally entitled to receive Bonus Shares for each share of New DSAC Class A common stock for which they subscribed pursuant to the Backstop Agreement.

Registration Rights Agreement

In connection with the Closing, New FiscalNote entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) among New FiscalNote, the Sponsor, and certain New FiscalNote stockholders. Pursuant to the Registration Rights Agreement, New FiscalNote will, among other matters, be required to register for resale securities held by the stockholders party thereto. In addition, the holders have certain customary “piggyback” registration rights with respect to registrations initiated by New FiscalNote. New FiscalNote will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement.

Indemnification Agreements

On the Closing Date, New FiscalNote entered into indemnification agreements with each of its directors and executive officers. Each indemnification agreement provides for indemnification and advancements by New FiscalNote of certain expenses and costs relating to claims, suits or proceedings arising from each director or executive officer’s service to New FiscalNote, or, at New FiscalNote’s request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

Second Amended and Restated Credit and Guaranty Agreement

On the Closing Date, FiscalNote, Inc. entered into that certain second amended and restated credit and guaranty agreement (the “Credit Agreement”), with Runway Growth Finance Corp., as administrative agent and collateral agent, the lenders party thereto, and Runway Growth Finance Corp. and Orix Growth Capital LLC, as joint lead arrangers and joint bookrunners, pursuant to which the lenders have made term loans having an aggregate principal balance of $150,000,000. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Credit Agreement.

The Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. These include covenants limiting Borrower’s, New FiscalNote’s and each of their subsidiaries’ ability, subject to certain exceptions and baskets, to, among other things, (i) incur indebtedness, (ii) incur liens on their assets, (iii) enter into any transaction of merger, consolidation or amalgamation, liquidate, wind up or dissolve, or dispose of all or substantially all of their property or business, (iv) dispose of any of their property, or, issue or sell any shares of a subsidiary’s stock, (v) make any payment or prepayment for any subordinated indebtedness, pay any earn-out payment, seller debt or deferred purchase price payments, or (vi) declare or pay any dividend or make any other distribution,

The Credit Agreement contains certain events of default, including, among others, (i) failure to pay, (ii) breach of representations and warranties, (iii) breach of covenants, subject to any cure periods described therein, and (iv) failure to pay principal or interest on any other material debt. If any event of default occurs and is not cured within applicable grace periods set forth in the Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amendment and Restatement Agreement

On the Closing Date, after giving effect to the Closing, New FiscalNote entered into that certain amendment and restatement agreement (the “Restatement Agreement”), with Runway Growth Finance Corp., as administrative agent and collateral agent, and the lenders party thereto. Under the Restatement Agreement, New FiscalNote guaranteed all obligations under the Credit Agreement and granted a security interest on substantially all of its assets, subject to certain customary exceptions.

Prior to the Business Combination

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from August 28, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and the search for and due diligence on a potential target for a Business Combination.

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

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash of approximately $15,000 and a working capital deficit of approximately $7.6 million.

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s liquidity needs through June 30, 2022 have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares (as defined below), the loan under the Note of approximately $176,000 (see Note 5) to the Company, and the net proceeds from the consummation of the Initial Public Offering and the Private Placement of $2.0 million. On October 18, 2021, the Company and the Sponsor entered into a warrant purchase agreement whereby the Sponsor agreed to purchase an additional 1,500,000 Private Placement Warrants for aggregate proceeds to the Company of $1.5 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans. Until the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

On July 29, 2022, the Company consummated the aforementioned Business Combination and closed the related financing agreements.

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

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in the Trust Account. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

As of June 30, 2022, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the value of the Public Warrants is measured based on the trading price since being separately listed and traded, and the Private Placement Warrants are measured at fair value using a Monte Carlo simulation model, or based on the public warrant trading price taking into account certain provisions in the warrant agreement.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 17,500,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 15,750,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and 2021. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(2,126,151)	$(531,538)	$1,569,174	$392,293

Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,500,000	4,375,000	17,500,000	4,375,000

Basic and diluted net income (loss) per ordinary share	$(0.12)	$(0.12)	$0.09	$0.09

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,662,430	$915,608	$4,369,295	$1,092,324

Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,500,000	4,375,000	17,500,000	4,375,000

Basic and diluted net income per ordinary share	$0.21	$0.21	$0.25	$0.25

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

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Due To Related Party

As of June 30, 2022, the Company had a payable of $0.3 million due to an affiliate of the Sponsor, resulting from the affiliate paying certain costs on behalf of the Company.

Related Party Loans

On August 28, 2020, the Sponsor agreed to loan the Company up to $250,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of December 31, 2021, the Company borrowed approximately $176,000 under the Note. The Company repaid the Note on June 30, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 17,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Gross Proceeds	$175,000,000
Less:
Proceeds allocated to Public Warrants	(7,875,000)
Class A ordinary shares issuance costs	(9,666,677)
Plus:
Remeasurement adjustment on carrying value to redemption value	17,541,677
Class A ordinary shares subject to possible redemption at December 31, 2021	$175,000,000
Increase in Class A ordinary shares subject to possible redemption	260,788
Class A ordinary shares subject to possible redemption at June 30, 2022	$175,260,788

Note 8—Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 17,500,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying condensed consolidated balance sheets (see Note 7).

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 4,375,000 Class B ordinary shares issued and outstanding.

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9—Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company had an aggregate of 15,750,000 warrants outstanding, comprised of 8,750,000 Public Warrants and 7,000,000 Private Placement Warrants.

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

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$175,360,788	$—	$—	$175,360,788
Liabilities
Derivative public warrant liabilities	6,300,000	—	—	6,300,000
Derivative private warrant liabilities	—	5,040,000	—	5,040,000
Total Liabilities	$6,300,000	$5,040,000	$—	$11,340,000

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$175,101,805	$—	$—	$175,101,805
Liabilities
Derivative public warrant liabilities	10,937,500	—	—	10,937,500
Derivative private warrant liabilities	—	8,750,000	—	8,750,000
Total Liabilities	$10,937,500	$8,750,000	$—	$19,687,500

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

FISCALNOTE HOLDINGS, INC.

(FORMERLY KNOWN AS DUDDELL STREET ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any events that require disclosure in the condensed consolidated financial statements.

On July 29, 2022, the Company and FiscalNote Holdings, Inc. consummated the transactions contemplated by the Business Combination Agreement. (see Note 1).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (the “Quarterly Report”) covers a period prior to the closing of the Business Combination (defined below). As a result, references to the “Company,” “DSAC,” “our,” “us” or “we” refer to Duddell Street Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K.

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

Overview

As of June 30, 2022, we were a former blank check company incorporated as a Cayman Islands exempted company on August 28, 2020. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. For additional detail regarding our initial public offering and related transactions, see “Note 1 – Description of Organization and Business Operations – Business Prior to the Business Combination.” We are an emerging growth company and, as such, are subject to all of the risks associated with emerging growth companies. On July 29, 2022, we consummated our Business Combination with Old FiscalNote (as defined below).

Recent Developments

Domestication and Business Combination

DSAC (and, after the Domestication as described below, “New DSAC”) previously entered into an agreement and plan of merger, dated as of November 7, 2021 (as amended by the First Amendment to Agreement and Plan of Merger, dated as of May 9, 2022, the “Business Combination Agreement”), by and among DSAC, Grassroots Merger Sub, Inc., a wholly owned subsidiary of DSAC (“Merger Sub”), and FiscalNote Intermediate Holdco, Inc. (formerly FiscalNote Holdings, Inc.), a Delaware corporation (“Old FiscalNote”).

At the extraordinary general meeting of the DSAC shareholders held on July 27, 2022 (the “Special Meeting”), the DSAC shareholders considered and approved and adopted, among other matters, the Business Combination Agreement and the other proposals related thereto.

On July 28, 2022, as contemplated by the Business Combination Agreement, DSAC filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of Delaware, pursuant to which DSAC was domesticated and continued as a Delaware corporation, under the name of “FiscalNote Holdings, Inc.” (the “Domestication”).

As a result of, and upon the effective time of the Domestication, among other things, (i) each of the issued and outstanding Class A ordinary shares, par value $0.0001 per share, and each of the issued and outstanding Class B ordinary shares, par value $0.0001 per share, of DSAC converted into one share of Class A common stock, par value $0.0001 per share, of New DSAC (the “New DSAC Class A common stock”); (ii) each issued and outstanding whole warrant of DSAC (the “DSAC warrants”) automatically converted into a warrant to purchase one share of New DSAC Class A common stock (the “New DSAC warrants”) at an exercise price of $11.50 per share on the terms and conditions set forth in the warrant agreement, dated October 28, 2020, between DSAC and Continental Stock Transfer & Trust Company, as warrant agent (the “DSAC Warrant Agreement”); and (iii) each of the issued and outstanding units of DSAC that had not been previously separated into the underlying DSAC Class A ordinary shares and underlying DSAC warrants prior to the Domestication upon the request of the holder thereof was cancelled and entitled the holder thereof to one share of New DSAC Class A common stock and one-half of one New DSAC warrant representing the right to purchase one share of New DSAC Class A Common Stock at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in the DSAC Warrant Agreement.

On July 29, 2022 (the “Closing Date”), as contemplated by the Business Combination Agreement, New DSAC consummated the merger transaction contemplated by the Business Combination Agreement (the “Closing”), whereby Merger Sub merged with and into Old FiscalNote, the separate corporate existence of Merger Sub ceasing and Old FiscalNote being the surviving corporation and a wholly owned subsidiary of New DSAC (the “Merger” and, together with the Domestication, the “Business Combination”). In connection with the consummation of the Business Combination, New DSAC changed its name to “FiscalNote Holdings, Inc.” (“New FiscalNote”). The shares of New DSAC Class A common stock and New DSAC warrants described above became Class A common stock of New FiscalNote and New FiscalNote warrants, respectively, upon consummation of the Merger.

Pursuant to the Business Combination Agreement, DSAC acquired all of the outstanding equity interests of Old FiscalNote, other than dissenting shares, in exchange for Per Share Merger Consideration in the form of common stock of New FiscalNote (“New FiscalNote common stock”), plus Per Share Earnout Consideration subject to each Triggering Event. Old FiscalNote stockholders received consideration in the form of shares of Class A common stock, par value $0.0001 per share, of New FiscalNote (“New FiscalNote Class A common stock”) and/or Class B common stock, par value $0.0001 per share, of New FiscalNote, as determined in accordance with the Business Combination Agreement. Following the Domestication and immediately prior to the consummation of the Business Combination, the holders of outstanding DSAC Class A ordinary shares that did not elect to redeem their shares received a distribution of 0.57 shares of New FiscalNote Class A common stock (the “Bonus Shares”) for each share of New DSAC Class A common stock received in the Domestication. Certain affiliates of the Duddell Street Holdings Limited, a Delaware limited liability company (the “Sponsor”) also received Bonus Shares for each share of New DSAC Class A common stock for which they subscribed pursuant to the Backstop Agreement described herein. The issuances of the Bonus Shares triggered adjustments to the previously outstanding DSAC warrants pursuant to the DSAC Warrant Agreement. Each previously outstanding DSAC warrant (including DSAC warrants held by the Sponsor and its affiliates) adjusted to 1.571 DSAC warrants in proportion to the 10,000,000 share increase in the outstanding shares of New FiscalNote Class A common stock as a result of the issuances of the Bonus Shares, and the exercise price of each DSAC warrant was adjusted to $7.32 per share.

In connection with the Business Combination, holders of 11,408,314 shares of DSAC’s Class A ordinary shares sold in its initial public offering properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from DSAC’s initial public offering, calculated as of the Closing Date, or approximately $10.00 per share and $114.3 million in the aggregate. Accordingly, affiliates of the Sponsor purchased 11,408,314 shares of New DSAC Class A common stock for $114.3 million pursuant to the Backstop Agreement immediately prior to Closing.

Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Business Combination Agreement.

Sponsor Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor entered into an agreement (the “Sponsor Agreement”) with Old FiscalNote and DSAC pursuant to which the Sponsor agreed, among other things, (i) not to redeem any ordinary shares in DSAC owned by it in connection with the Business Combination, (ii) to vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Merger) and (iii) to waive any adjustment to the conversion ratio set forth in DSAC’s amended and restated memorandum and articles of association with respect to the Class B ordinary shares of DSAC held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement.

In addition, the Sponsor agreed that (i) all equity interests of DSAC held by the Sponsor immediately after the Effective Time (the “Restricted Securities”) will be subject to a lockup of 180 days from the time at which the Merger became effective (the “Effective Time”) and (ii) 50% of each type of the Restricted Securities held by the Sponsor will be subject to a lockup during the period from the date that is 180 days following after the Effective Time and ending on the first anniversary of the Effective Time, in each case, except to the Permitted Transferees as defined in the Sponsor Agreement.

Voting and Support Agreement

In connection with the execution of the Business Combination Agreement, certain stockholders of Old FiscalNote (collectively, the “Voting Stockholders”) entered into voting and support agreements (collectively, the “Voting and Support Agreement”) with DSAC and Old FiscalNote, pursuant to which the Voting Stockholders agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) a lockup of all equity interests of New FiscalNote held by such Voting Stockholder immediately after the Effective Time for a period of 180 days from the Effective Time (or 12 months, in the case of the Co-Founders) and (iii) be bound by certain other covenants and agreements related to the Business Combination. The Voting Stockholders held sufficient shares of FiscalNote to cause the approval of the Business Combination on behalf of Old FiscalNote.

Backstop Agreement

In connection with the execution of the Business Combination Agreement, DSAC and certain investment funds affiliated to the Sponsor, including Maso Capital Investments Limited, Blackwell Partners LLC — Series A, and Star V Partners LLC (collectively, the “Backstop Parties”) entered into that certain Backstop Agreement, dated as of November 7, 2021 (as amended by the First Amendment to the Backstop Agreement, dated May 9, 2022, the “Backstop Agreement”) whereby the Backstop Parties agreed, subject to the other terms and conditions included therein, at the Closing, to subscribe for shares of New DSAC Class A common stock in order to fund redemptions by shareholders of DSAC in connection with the Business Combination, in an amount equal to the amount paid out of the Trust Account of DSAC to honor duly exercised redemption rights of up to $175,000,000. The Backstop Parties are additionally entitled to receive Bonus Shares for each share of New DSAC Class A common stock for which they subscribed pursuant to the Backstop Agreement.

Registration Rights Agreement

In connection with the Closing, New FiscalNote entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) among New FiscalNote, the Sponsor, and certain New FiscalNote stockholders. Pursuant to the Registration Rights Agreement, New FiscalNote will, among other matters, be required to register for resale securities held by the stockholders party thereto. In addition, the holders have certain customary “piggyback” registration rights with respect to registrations initiated by New FiscalNote. New FiscalNote will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement.

Indemnification Agreements

On the Closing Date, New FiscalNote entered into indemnification agreements with each of its directors and executive officers. Each indemnification agreement provides for indemnification and advancements by New FiscalNote of certain expenses and costs relating to claims, suits or proceedings arising from each director or executive officer’s service to New FiscalNote, or, at New FiscalNote’s request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

Second Amended and Restated Credit and Guaranty Agreement

On the Closing Date, FiscalNote, Inc. entered into that certain second amended and restated credit and guaranty agreement (the “Credit Agreement”), with Runway Growth Finance Corp., as administrative agent and collateral agent, the lenders party thereto, and Runway Growth Finance Corp. and Orix Growth Capital LLC, as joint lead arrangers and joint bookrunners, pursuant to which the lenders have made term loans having an aggregate principal balance of $150,000,000. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Credit Agreement.

The Credit Agreement contains representations, warranties, covenants, terms and conditions customary for transactions of this type. These include covenants limiting Borrower’s, New FiscalNote’s and each of their subsidiaries’ ability, subject to certain exceptions and baskets, to, among other things, (i) incur indebtedness, (ii) incur liens on their assets, (iii) enter into any transaction of merger, consolidation or amalgamation, liquidate, wind up or dissolve, or dispose of all or substantially all of their property or business, (iv) dispose of any of their property, or, issue or sell any shares of a subsidiary’s stock, (v) make any payment or prepayment for any subordinated indebtedness, pay any earn-out payment, seller debt or deferred purchase price payments, or (vi) declare or pay any dividend or make any other distribution,

The Credit Agreement contains certain events of default, including, among others, (i) failure to pay, (ii) breach of representations and warranties, (iii) breach of covenants, subject to any cure periods described therein, and (iv) failure to pay principal or interest on any other material debt. If any event of default occurs and is not cured within applicable grace periods set forth in the Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated.

Amendment and Restatement Agreement

On the Closing Date, after giving effect to the Closing, New FiscalNote entered into that certain amendment and restatement agreement (the “Restatement Agreement”), with Runway Growth Finance Corp., as administrative agent and collateral agent, and the lenders party thereto. Under the Restatement Agreement, New FiscalNote guaranteed all obligations under the Credit Agreement and granted a security interest on substantially all of its assets, subject to certain customary exceptions.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

Liquidity and Capital Resources

Our liquidity needs through June 30, 2022 have been satisfied through a payment of $25,000 from our Sponsor to cover certain expenses on our behalf in exchange for the issuance of the founder shares (as defined below), a loan under a promissory note with our Sponsor of approximately $176,000 (the “Note”), and the net proceeds from the consummation of the Initial Public Offering and the Private Placement of $2.0 million. On October 18, 2021, we entered into a warrant purchase agreement with our Sponsor whereby our Sponsor agreed to purchase an additional 1,500,000 Private Placement Warrants for aggregate proceeds to the Company of $1.5 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans. Until the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

On July 29, 2022, we consummated the aforementioned Business Combination and closed the related financing agreements.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2022 has been related to our formation, Initial Public Offering, which was consummated on November 2, 2020, and since the Initial Public Offering, our activity has been limited to the search for and due diligence on a prospective target for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of approximately $2.7 million, which consisted approximately $2.1 million in general and administrative expenses and approximately $788,000 change in fair value of derivative warrant liabilities, offset by approximately $236,000 in interest income from investments held in the trust account.

For the three months ended June 30, 2021, we had net income of approximately $2.0 million, which consisted of a gain of approximately $4.0 million resulting from the change in fair value of derivative warrant liabilities and $6,000 in interest income earned on the Trust Account, offset by approximately $2.0 million in general and administrative expenses.

For the six months ended June 30, 2022, we had net income of approximately $4.6 million, which consisted of non-operating income of approximately $259,000 in interest income from investments held in the trust account, approximately $8.3 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $4.0 million in general and administrative expenses.

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

Due To Related Party

As of June 30, 2022, we had a payable of $0.3 million due to an affiliate of our Sponsor, resulting from the affiliate paying certain costs on our behalf.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, we had no borrowings under the Working Capital Loans.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 14, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because a material weakness existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control over the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 2, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with standards generally accepted in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A. Risk Factors.

As a result of the closing of the Business Combination on July 29, 2022, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 14, 2022 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section entitled “Risk Factors” in our final prospectus and definitive proxy statement filed with the SEC on July 5, 2022. We may disclose changes to our risk factors or additional risk factors from time to time in our future filings with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of August 2022.

FISCALNOTE HOLDINGS, INC.
By:	/s/ Timothy Hwang
Name:	Timothy Hwang
Title:	Chief Executive Officer (Principal Executive Officer)