Form 10-Q
period 2022-09-30
FiscalNote Holdings, Inc.
filed 2022-11-14
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

FISCALNOTE HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	001-396972	88-3772307
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
1201 Pennsylvania Avenue NW, 6th Floor, Washington, D.C. 20004
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (202) 793-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	NOTE	NYSE
Warrants to purchase one share of Class A common stock, each at an exercise price of $11.50 per share	NOTE.WS	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2022, the registrant had 122,893,564 shares of Class A common stock, $0.0001 par value per share, outstanding, and 8,290,921 shares of Class B common Stock, $0.0001 par value per share, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express FiscalNote Holdings Inc.’s (the “Company,” “FiscalNote,” “we,” “us,” or “our”) opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors,” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity; our prospects, growth, strategies and the markets in which FiscalNote operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting FiscalNote. Factors that may impact such forward-looking statements include:

•
FiscalNote's ability to effectively manage its growth;
•
changes in FiscalNote's strategy, future operations, financial position, estimated revenue and losses, forecasts, projected costs, prospects and plans;
•
FiscalNote's future capital requirements;
•
demand for FiscalNote's services and the drivers of that demand;
•
FiscalNote's ability to provide highly useful, reliable, secure and innovative products and services to its customers;
•
FiscalNote's ability to attract new customers, retain existing customers, expand its products and service offerings with existing customers, expand into geographic markets or identify areas of higher growth;
•
risks associated with international operations, including compliance complexity and costs, increased exposure to fluctuations in currency exchange rates, political, social and economic instability, and supply chain disruptions;
•
FiscalNote's ability to develop, enhance, and integrate its existing platforms, products, and services;
•
FiscalNote's ability to successfully identify acquisition opportunities, make acquisitions on terms that are commercially satisfactory, successfully integrate potential acquired businesses and services, and subsequently grow acquired businesses;
•
FiscalNote's estimated total addressable market and other industry and performance projections;
•
FiscalNote's reliance on third-party systems that it does not control to integrate with its systems and its potential inability to continue to support integration;
•
potential technical disruptions, cyberattacks, security, privacy or data breaches or other technical or security incidents that affect FiscalNote's networks or systems or those of its service providers;
•
FiscalNote's ability to obtain and maintain accurate, comprehensive, or reliable data to support its products and services;
•
FiscalNote's ability to maintain and improve its methods and technologies, and anticipate new methods or technologies, for data collection, organization, and analysis to support its products and services;
•
competition and competitive pressures in the markets in which FiscalNote operates;
•
larger well-funded companies shifting their existing business models to become more competitive with FiscalNote;
•
FiscalNote's ability to protect and maintain its brands;
•
FiscalNote's ability to comply with laws and regulations in connection with selling products and services to U.S. and foreign governments and other highly regulated industries;
•
FiscalNote's ability to retain or recruit key personnel;
•
FiscalNote's ability to effectively maintain and grow its research and development team and conduct research and development;
•
FiscalNote's ability to adapt its products and services for changes in laws and regulations or public perception, or changes in the enforcement of such laws, relating to artificial intelligence, machine learning, data privacy and government contracts;
•
the impact of the COVID-19 pandemic and other similar disruptions in the future;
•
adverse general economic and market conditions reducing spending on our products and services;
•
the outcome of any known and unknown litigation and regulatory proceedings;
•
FiscalNote's ability to successfully establish and maintain public company-quality internal control over financial reporting;
•
intense competition and competitive pressures from other companies worldwide in the industries in which the combined company operates; and

•
litigation and the ability to adequately protect FiscalNote's intellectual property rights.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the other documents filed by us from time to time with the U.S. Securities and Exchange Commission ("SEC"). The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us and our business. There can be no assurance that future developments affecting us will be those that we have anticipated. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares, and par value)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$78,010	$32,168
Restricted cash	830	841
Accounts receivable, net	12,486	11,174
Costs capitalized to obtain revenue contracts, net	2,575	2,787
Prepaid expenses	5,285	1,803
Other current assets	3,265	5,525
Total current assets	102,451	54,298

Property and equipment, net	7,368	7,509
Capitalized software costs, net	12,673	7,480
Noncurrent costs capitalized to obtain revenue contracts, net	3,729	2,709
Operating lease assets	22,168	-
Goodwill	192,462	188,768
Customer relationships, net	58,006	61,644
Database, net	21,471	22,357
Other intangible assets, net	29,658	33,728
Other non-current assets	395	-
Total assets	$450,381	$378,493

Liabilities, Temporary Equity and Stockholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$68	$13,567
Accounts payable and accrued expenses	11,204	15,796
Deferred revenue, current portion	38,290	29,569
Customer deposits	1,709	3,568
Contingent liabilities from acquisitions, current portion	300	1,088
Operating lease liabilities, current portion	7,940	-
Other current liabilities	2,288	5,880
Total current liabilities	61,799	69,468

Long-term debt, net of current maturities	160,047	299,318
Convertible notes - related parties	-	18,295
Deferred tax liabilities	796	3,483
Deferred revenue, net of current portion	952	528
Deferred rent	-	8,236
Contingent liabilities from acquisitions, net of current portion	1,309	4,016
Sublease loss liability, net of current portion	-	2,090
Lease incentive liability, net of current portion	-	4,440
Operating lease liabilities, net of current portion	29,577	-
Warrant liabilities	13,091	-
Other non-current liabilities	1,806	1,453
Total liabilities	269,377	411,327
Commitment and contingencies (Note 17)
Temporary equity:
Redeemable, convertible preferred stock	-	449,211
Stockholders' equity (deficit):
Class A Common stock ($0.0001 and $0.00001 par value, 1,700,000,000 and 117,592,400 authorized, 122,436,591 and 18,346,466 issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	12	-
Class B Common stock ($0.0001 and zero par value, 9,000,000 and zero authorized, 8,290,921 and zero issued and outstanding at September 30, 2022 and December 31, 2021)	1	-
Additional paid-in capital	841,598	-
Accumulated other comprehensive loss	(2,408)	(631)
Accumulated deficit	(658,199)	(481,414)
Total stockholders' equity (deficit)	181,004	(482,045)
Total liabilities, temporary equity and stockholders' equity (deficit)	$450,381	$378,493

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Subscription	$26,075	$20,139	$73,186	$53,098
Advisory, advertising, and other	2,996	1,635	9,130	5,352
Total revenues	29,071	21,774	82,316	58,450
Operating expenses: (1)
Cost of revenues	8,699	5,412	23,581	14,664
Research and development	5,629	6,433	15,438	17,671
Sales and marketing	11,830	7,454	31,722	21,258
Editorial	4,218	3,786	11,240	10,967
General and administrative	38,945	9,337	59,535	22,199
Amortization of intangible assets	2,601	2,512	7,818	6,651
Loss on sublease	-	-	-	1,362
Transaction costs, net	1,275	2,127	1,257	2,985
Total operating expenses	73,197	37,061	150,591	97,757
Operating loss	(44,126)	(15,287)	(68,275)	(39,307)

Interest expense, net	42,894	16,261	89,672	46,102
Change in fair value of warrant and derivative liabilities	(21,910)	(2,839)	(18,524)	9,406
Gain on PPP loan upon extinguishment	-	-	(7,667)	-
Loss on debt extinguishment, net	45,250	-	45,250	-
Other expense, net	928	241	1,543	384
Net loss before income taxes	(111,288)	(28,950)	(178,549)	(95,199)
Benefit from income taxes	(2,286)	(992)	(2,836)	(6,737)
Net loss	(109,002)	(27,958)	(175,713)	(88,462)
Other comprehensive loss	(1,003)	(368)	(1,777)	(546)
Total comprehensive loss	$(110,005)	$(28,326)	$(177,490)	$(89,008)

Net loss	$(109,002)	$(27,958)	$(175,713)	$(88,462)
Deemed dividend	(24,351)	(78,037)	(26,570)	(218,250)
Net loss used to compute basic loss per share	$(133,353)	$(105,995)	$(202,283)	$(306,712)
Marked-to-market fair value gain for private warrants	(23,310)	-	(23,310)	-
Net loss used to compute diluted loss per share	$(156,663)	$(105,995)	$(225,593)	$(306,712)

Earnings per share attributable to common shareholders:
Basic	$(1.39)	$(6.34)	$(4.52)	$(20.91)
Diluted	$(1.63)	$(6.34)	$(5.03)	$(20.91)
Weighted average shares used in computing earnings per shares attributable to common shareholders:
Basic	96,117,011	16,724,066	44,757,851	14,671,167
Diluted	96,235,930	16,724,066	44,876,770	14,671,167

(1) Amounts include stock-based compensation expenses, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$13	$4	$36	$9
Research and development	504	55	609	216
Sales and marketing	721	27	828	97
Editorial	513	24	560	67
General and administrative	28,292	77	28,835	158

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Temporary Equity		Equity (Deficit)
	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	39,460,481	$390,918	13,311,625	$-	$-	$(241)	$(398,946)	$(399,187)
Retroactive conversion of shares due to Business Combination	7,379,105	-	2,489,271	-	-	-	-	-
Balance at June 30, 2021, as converted	46,839,586	$390,918	15,800,896	-	$-	$(241)	$(398,946)	$(399,187)
Accretion of preferred stock to redemption value	-	78,037	-	-	(23,244)	-	(54,793)	(78,037)
Exercise of stock options	-	-	110,928	-	151	-	-	151
Issuance of preferred stock and warrants	55,612	850	-	-	-	-	-	-
Shares issued in business acquisitions	-	-	1,734,190	-	15,559	-	-	15,559
Seller convertible notes issued at premium	-	-	-	-	7,178	-	-	7,178
Beneficial conversion feature, net of taxes	-	-	-	-	169	-	-	169
Stock-based compensation expense	-	-	-	-	187	-	-	187
Net loss	-	-	-	-	-	-	(27,958)	(27,958)
Foreign currency translation loss	-	-	-	-	-	(368)	-	(368)
Balance at September 30, 2021	46,895,198	$469,805	17,646,014	$-	$-	$(609)	$(481,697)	$(482,306)

Balance at June 30, 2022	41,746,262	$451,430	15,741,225	$-	$-	$(1,405)	$(549,197)	$(550,602)
Retroactive conversion of shares due to Business Combination	7,806,546	-	2,943,606	-	-	-	-	-
Balance at June 30, 2022, as converted	49,552,808	$451,430	18,684,831	-	$-	$(1,405)	$(549,197)	$(550,602)
Change in par value	-	-	-	2	(2)	-	-	-
Accretion of preferred stock to redemption value	-	24,351	-	-	(24,351)	-	-	(24,351)
Issuance of Class A common stock upon redemption of preferred stock	(49,552,808)	(475,781)	47,595,134	5	475,776	-	-	475,781
Issuance of Class A common stock and Class B common stock in connection with Business Combination, net	-	-	62,664,098	6	346,791	-	-	346,797
Issuance of Class A common stock in connection with business acquisitions	-	-	859,016	-	8,590	-	-	8,590
Issuance of Class A common stock upon exercise of public warrants	-	-	610,548	-	4,732	-	-	4,732
Issuance of Class A common stock upon vesting of restricted share units	-	-	305,671	-	-	-	-	-
Issuance of Class A common stock upon exercise of stock options	-	-	8,214	-	19	-	-	19
Stock-based compensation expense	-	-	-	-	30,043	-	-	30,043
Net loss	-	-	-	-	-	-	(109,002)	(109,002)
Foreign currency translation loss	-	-	-	-	-	(1,003)	-	(1,003)
Balance at September 30, 2022	-	$-	130,727,512	$13	$841,598	$(2,408)	$(658,199)	$181,004

	Temporary Equity		Equity (Deficit)
	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	38,258,865	$238,963	10,425,584	$-	$5,808	$(63)	$(236,975)	$(231,230)
Retroactive conversion of shares due to Business Combination	7,154,403	-	1,949,584	-	-	-	-	-
Balance at December 31, 2020, as converted	45,413,268	$238,963	12,375,168	$-	$5,808	$(63)	$(236,975)	$(231,230)
Accretion of preferred stock to redemption value	-	213,797	-	-	(57,990)	-	(155,807)	(213,797)
Exercise of stock options	-	-	316,360	-	364	-	-	364
Issuance of preferred stock and warrants	1,481,930	17,045	-	-	252	-	(453)	(201)
Shares issued in business acquisitions	-	-	4,954,486	-	32,966	-	-	32,966
Seller convertible notes issued at premium	-	-	-	-	7,178	-	-	7,178
Capital distribution	-	-	-	-	(3,686)	-	-	(3,686)
Beneficial conversion feature, net of taxes	-	-	-	-	14,561	-	-	14,561
Stock-based compensation expense	-	-	-	-	547	-	-	547
Net loss	-	-	-	-	-	-	(88,462)	(88,462)
Foreign currency translation loss	-	-	-	-	-	(546)	-	(546)
Balance at September 30, 2021	46,895,198	$469,805	17,646,014	$-	$-	$(609)	$(481,697)	$(482,306)

Balance at December 31, 2021	41,746,262	449,211	15,456,165	-	-	(631)	(481,414)	(482,045)
Retroactive conversion of shares due to Business Combination	7,806,546		2,890,301	-	-	-	-	-
Balance at December 31, 2021, as converted	49,552,808	449,211	18,346,466	-	-	(631)	(481,414)	(482,045)
Change in par value	-	-	-	2	(2)	-	-	-
Accretion of preferred stock to redemption value	-	26,570	-	-	(24,351)	-	(2,219)	(26,570)
Issuance of Class A common stock upon redemption of preferred stock	(49,552,808)	(475,781)	47,595,134	5	475,776	-	-	475,781
Issuance of Class A common stock and Class B common stock in connection with Business Combination, net	-	-	62,664,098	6	346,791	-	-	346,797
Issuance of Class A common stock in connection with business acquisitions	-	-	859,016	-	8,590	-	-	8,590
Issuance of Class A common stock upon exercise of public warrants	-	-	610,548	-	4,732	-	-	4,732
Issuance of Class A common Stock upon vesting of restricted share units	-	-	305,671	-	-	-	-	-
Issuance of Class A common stock upon exercise of stock options	-	-	136,043	-	19	-	367	386
Repurchase of common stock	-	-	(9,785)	-	-	-	(88)	(88)
Stock-based compensation expense	-	-	220,321	-	30,043	-	868	30,911
Net loss	-	-	-	-	-	-	(175,713)	(175,713)
Foreign currency translation loss	-	-	-	-	-	(1,777)	-	(1,777)
Balance at September 30, 2022	-	$-	130,727,512	$13	$841,598	$(2,408)	$(658,199)	$181,004
See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net loss	$(175,713)	$(88,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	892	870
Amortization of intangible assets and capitalized software development costs	14,482	10,728
Amortization of deferred costs to obtain revenue contracts	1,922	1,820
Non-cash operating lease expense	4,856	-
Stock-based compensation	30,868	547
Operating lease asset impairment	378	-
Contingent compensation expense	195	-
Bad debt expense	90	106
Change in fair value of acquisition contingent consideration	(2,192)	1,045
Change in fair value of derivative liabilities	3,332	9,406
Change in fair value of warrant liabilities	(21,856)	-
Deferred income tax benefit	(2,708)	(5,299)
Paid-in-kind interest, net	10,491	26,972
Net loss attributable to equity method investment	23	-
Non-cash interest expense	50,512	15,126
Loss on debt extinguishment, net	45,250	-
Loss on sublease	-	1,362
Gain on PPP Loan forgiveness	(7,667)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(4,211)	1,793
Prepaid expenses and other current assets	(1,151)	(1,432)
Costs capitalized to obtain revenue contracts, net	(2,808)	(2,140)
Other non-current assets	(395)	-
Accounts payable and accrued expenses	3,566	236
Deferred revenue	8,581	3,264
Customer deposits	(1,917)	(386)
Other current liabilities	(5,677)	604
Deferred rent	-	535
Contingent liabilities from acquisitions, net of current portion	(1,267)	-
Lease liabilities	(6,296)	-
Sublease loss liability, net of current portion	-	(458)
Lease incentive liability, net of current portion	-	(396)
Other non-current liabilities	921	(20)
Net cash used in operating activities	(57,499)	(24,179)

Investing Activities:
Capital expenditures	(8,859)	(3,931)
Cash paid for business acquisitions, net of cash acquired	1,125	(26,378)
Net cash used in investing activities	(7,734)	(30,309)

Financing Activities:
Proceeds from Business Combination	175,000	-
Issuance costs of common stock	(45,242)	-
Proceeds from long-term debt, net of issuance costs	166,013	33,147
Principal payments of long-term debt	(189,023)	-
Proceeds from exercise of public warrants	4,469	-
Proceeds from exercise of stock options	386	364
Repurchase of common stock	(88)	-
Net proceeds from issuance of preferred stock	-	12,481
Net cash provided by financing activities	111,515	45,992

Effects of exchange rates on cash	(451)	40

Net change in cash, cash equivalents, and restricted cash	45,831	(8,456)
Cash, cash equivalents, and restricted cash, beginning of period	33,009	45,020
Cash, cash equivalents, and restricted cash, end of period	$78,840	$36,564

Supplemental Noncash Investing and Financing Activities:
Issuance of Class A common stock upon redemption of preferred stock	$475,781	$-
Issuance of Class A common stock and Class B common stock in connection with Business Combination	$346,797	$-
Acquisition of warrant liabilities	$34,947	$-
Accretion of redemption value of preferred stock	$26,570	$213,797
Issuance of common stock in connection with business acquisitions	$8,590	$32,966
Warrants issued in conjunction with long-term debt issuance	$436	$252
Issuance of Class A common stock upon exercise of public warrants	$263	$-
Fees payable to debt holders settled through increase of debt principal	$100	$-
Fair value of seller notes issued in connection with business combinations	$-	$21,438
Beneficial conversion feature in conjunction with long-term debt issuance, net of taxes	$-	$14,561
PIK interest settled through issuance of additional convertible notes to noteholders	$-	$7,551
Issuance of preferred stock in conjunction with debt modification	$-	$4,363
Property and equipment purchases included in accounts payable	$-	$29

Supplemental Cash Flow Activities:
Cash paid for interest	$28,974	$3,339
Cash paid for taxes	$68	$162

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except shares, par value, per share amounts, or as otherwise noted)

(Unaudited)

1. Summary of Business and Significant Accounting Policies

Description of Business

FiscalNote Holdings, Inc. (“FiscalNote,” or the “Company”) is a technology and data company delivering critical legal data and insights in a rapidly evolving economic, political and regulatory world. By combining artificial intelligence (“AI”), machine learning and other technologies with analytics, workflow tools, and expert research, FiscalNote seeks to reinvent the way that organizations minimize risks and capitalize on opportunities associated with rapidly changing legal and policy environments. Through a number of its products, FiscalNote ingests unstructured legislative and regulatory data, and employs AI and data science to deliver structured, relevant and actionable information that facilitates key operational and strategic decisions by global enterprises, midsized and smaller businesses, government institutions, trade groups, and nonprofits. FiscalNote delivers that intelligence through its suite of public policy and issues management products, coupled with expert research and analysis of markets and geopolitical events, as well as powerful tools to manage workflows, advocacy campaigns, and constituent relationships. The Company is headquartered in Washington, D.C.

On July 29, 2022 (the “Closing Date”), the Company consummated the transactions contemplated by the Agreement and Plan of Business Combination, dated November 7, 2021, as amended on May 9, 2022, (the “Merger Agreement”), by and among FiscalNote Holdings, Inc., a Delaware corporation (“Old FiscalNote”), Duddell Street Acquisition Corp., a Cayman Islands exempted company (“DSAC”), and Grassroots Merger Sub, Inc., a Delaware Corporation and a wholly owned direct subsidiary of DSAC (“Merger Sub” and, together with DSAC, the “DSAC Parties”). Pursuant to these transactions, Merger Sub merged with and into Old FiscalNote, with Old FiscalNote becoming a wholly owned subsidiary of DSAC (the “Business Combination” and, collectively with the other transactions described in the Business Combination Agreement, the “Transactions”). In connection with the closing of the Transactions (the “Closing”), DSAC domesticated and continued as a Delaware corporation under the name of “FiscalNote Holdings, Inc.” (“New FiscalNote”). Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “FiscalNote,” “we,” “us,” or “our” refer to the business of Old FiscalNote, which became the business of New FiscalNote and its subsidiaries following the Closing.

Basis of Presentation and Interim Financial Information

We accounted for the Business Combination as a reverse recapitalization whereby Old FiscalNote was determined as the accounting acquirer and DSAC as the accounting acquiree. This determination was primarily based on:

•
Old FiscalNote stockholders having the largest voting interest in New FiscalNote;
•
the board of directors of New FiscalNote having ten members, and Old FiscalNote’s former stockholders having the ability to nominate the majority of the members of the board of directors;
•
Old FiscalNote management continuing to hold executive management roles for the post-combination company and being responsible for the day-to-day operations;
•
the post-combination company assuming the Old FiscalNote name;
•
New FiscalNote maintaining the pre-existing Old FiscalNote headquarters; and
•
the intended strategy of New FiscalNote being a continuation of Old FiscalNote’s strategy.

Accordingly, the Business Combination was treated as the equivalent of Old FiscalNote issuing stock for the net assets of DSAC, accompanied by a recapitalization. The net assets of DSAC are stated at historical cost, with no goodwill or other intangible assets recorded.

While DSAC was the legal acquirer in the Business Combination, because Old FiscalNote was determined as the accounting acquirer, the historical financial statements of Old FiscalNote became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in the accompanying unaudited interim condensed consolidated financial statements reflect (i) the historical operating results of Old FiscalNote prior to the Business Combination; (ii) the combined results of the Company and Old FiscalNote following the closing of the Business Combination; (iii) the assets and liabilities of Old FiscalNote at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In connection with the Business Combination, the Company has converted the equity structure for the periods prior to the Business Combination to reflect the number of shares of New FiscalNote’s common stock issued to Old FiscalNote’s stockholders in connection with the recapitalization transaction. As such, the shares, corresponding capital amounts and earnings per share, as applicable, related to Old FiscalNote’s, convertible preferred stock, and common stock prior to the Business Combination have been retroactively converted as shares by applying the exchange ratio established in the Business Combination.

The accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of temporary equity and stockholders' equity (deficit) for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited.

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes

9 | P a g e

required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheets as of September 30, 2022 and December 31, 2021, and its results of operations, including its comprehensive loss, temporary equity, stockholders' equity (deficit) for the three and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due.

The Company received approximately $65.6 million of net cash proceeds from the Transactions. The Company’s cash and cash equivalents were $78.0 million at September 30, 2022, compared with $32.2 million at December 31, 2021. Further, the Company had a negative working capital balance of $38.2 million (excluding cash) at September 30, 2022 and had an accumulated deficit of $658.2 million and $481.4 million as of September 30, 2022 and December 31, 2021, respectively, and has incurred net losses of $175.7 million and $88.5 million for the nine months ended September 30, 2022 and 2021, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development.

The Company's future capital requirements also depend on many factors, including sales volume, the timing and extent of spending to support research and development (“R&D”) efforts, investments in information technology systems, the expansion of sales and marketing activities, and execution on our acquisition strategy. Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model. The Company believes with the cash on hand at September 30, 2022, and available borrowings under the New Senior Term Loan, it has sufficient liquidity to fund operations, capital expenditures, and certain capital acquisition activity for at least the next twelve months.

The Company's ability to fund its cash interest requirements under the New Senior Term Loan, acquisition strategy, operating expenses, and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond the Company's control. Depending on these and other market conditions, the Company may seek additional financing. Volatility in the credit markets may have an adverse effect on the Company's ability to obtain debt financing as interest rates continue to increase. If the Company raises additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of the Company's common stock, or may require the Company to agree to unfavorable terms, and the Company's existing stockholders may experience significant dilution.

On April 13, 2020, the Company received funding in the principal amount of $8,000 under the Paycheck Protection Program (the “PPP”) provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (the “PPP Loan”). The PPP Loan provided additional liquidity and instant funding for the Company to meet the unplanned working capital needs in its effort to transition the majority of its workforce into a remote-work setting due to the COVID-19 outbreak. On February 24, 2022, the U.S. Small Business Administration forgave $7,667 of the PPP Loan with the remaining balance of $333 to be repaid over five years. The Company recognized the forgiveness of the PPP Loan as a gain on debt extinguishment.

Under the CARES Act, employers were allowed to defer the deposit and payment of the employer’s share of the Social Security Tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. Starting in April 2020, on a monthly basis, the Company deferred paying the employer’s share of the Social Security Tax for a total amount of $1,326 as of December 31, 2020. In compliance with current guidelines, the Company made a payment of $663 relating to the deferred Social Security Tax in December 2021, the remaining $663 of deferred Social Security Tax will be paid by December 31, 2022 and has been recorded as other current liabilities on the condensed consolidated balance sheets as of September 30, 2022.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions in the Company’s condensed consolidated financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of:

•
revenue recognition;
•
the average period of benefit associated with costs capitalized to obtain revenue contracts;
•
the fair value of assets acquired and liabilities assumed for business combinations;
•
the useful lives of intangible assets;
•
capitalization of software development costs;
•
valuation of financial instruments;

•
the fair value of certain stock awards issued;
•
the fair value of certain consideration issued as part of business combinations;
•
the recognition, measurement, and valuation of current and deferred income taxes and uncertain tax positions; and
•
the incremental borrowing rate used to calculate lease balances.

Actual results could differ materially from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, which forms the basis for making judgments about the carrying values of assets and liabilities.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. Over the past several years, the Company has completed a number of acquisitions. These acquisitions have allowed the Company to expand its offerings, presence, and reach in various market segments. While the Company has offerings in multiple market segments and operates in multiple countries, the Company’s business operates in one operating segment because the Company’s CODM evaluates the Company’s financial information and resources, and assesses the performance of these resources, on a consolidated basis.

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. The Company’s cash and cash equivalents at times exceed amounts guaranteed by the Federal Deposit Insurance Corporation.

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in sales and marketing expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.

No single customer accounted for more than 10% of the Company's accounts receivable balance as of September 30, 2022 and December 31, 2021. No single customer accounted for 10% or more of total revenues during the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, assets located in the United States were approximately 92% percent of total assets.

Two vendors individually accounted for more than 10% of the Company’s accounts payable as of September 30, 2022 and December 31, 2021. During the three and nine months ended September 30, 2022 and 2021, one vendor represented more than 10% of the total purchases made.

Revenue Recognition

The Company recognizes revenues upon the satisfaction of its performance obligation(s) (upon transfer of control of promised goods or services to its customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services. The Company has elected to exclude sales and similar taxes from the transaction price.

The Company determines the amount of revenue to be recognized through the application of the following steps:

(i)
identification of contracts with customers,
(ii)
identification of distinct performance obligations in the contract,
(iii)
determination of contract transaction price,
(iv)
allocation of contract transaction price to the performance obligations, and
(v)
determination of revenue recognition based on timing of satisfaction of the performance obligation(s).

The Company derives its revenues from subscription revenue arrangements and advisory, advertising, and other revenues.

Subscription Revenue

Subscription revenue consists of revenue earned from subscription-based arrangements that provide customers the right to use the Company’s software and products in a cloud-based infrastructure. Subscription revenue is driven primarily by the number of active licenses, the types of products and the price of the subscriptions. The Company also earns subscription-based revenue by licensing to customers its digital content, including transcripts, news and analysis, images, video, and podcast data. Subscription revenue is generally non-refundable regardless of the actual use and is recognized ratably over the non-cancellable contract term beginning on the commencement date of each contract, which is the date the Company’s service is first made available to customers.

The Company's contracts with customers may include promises to transfer multiple services. For these contracts, the Company accounts for individual promises separately if they are distinct performance obligations. Determining whether services are considered distinct performance obligations may require significant judgment. Judgment is also required to determine the standalone selling price (“SSP”) for each distinct performance obligation. In instances where SSP is not directly observable, such as when the Company does not sell the services separately, the Company determines the SSP using available information, including market conditions and other observable inputs.

The Company typically invoices its customers annually. Typical payment terms provide that customers pay within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue, depending on whether transfer of control to customers has occurred.

Deferred revenue results from amounts billed to or cash received from customers in advance of the revenue being recognized.

Contract assets represent a conditional right to consideration for satisfied performance obligations that become a receivable when the conditions are satisfied. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collection and are included in other current assets in the accompanying condensed consolidated balance sheets.

Advisory, Advertising, and Other Revenues

Advisory revenue is typically earned under contracts for specific deliverables and is non-recurring in nature, although the Company may sell different advisory services to repeat customers. One-time advisory revenue is invoiced according to the terms of the contract, usually delivered to the customer over a short period of time, during which revenue is recognized.

Advertising revenue is primarily generated by delivering advertising in its own publications (Roll Call and CQ) in both print and digital formats. Revenue for print advertising is recognized upon publication of the advertisement. Revenue for digital advertising is recognized over the period of the advertisement or, if the contract contains impression guarantees, based on delivered impressions.

Book revenue is recognized when the product is shipped to the customer, which is when control of the product is transferred to the customer. Shipping and handling costs are treated as a fulfillment activity and are expensed as incurred.

Events revenue is deferred and only recognized when the event has taken place and is included in other revenues.

Costs Capitalized to Obtain Revenue Contracts

The Company capitalizes incremental costs of obtaining a contract. Certain sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions incurred for obtaining new contracts are deferred and then amortized as selling and marketing expenses on a straight-line basis over a period of benefit that the Company has determined to be approximately four years. The four-year amortization period was determined based on several factors, including the nature of the technology and proprietary data underlying the services being purchased, customer contract renewal rates and industry competition. The Company updates its estimate of the period of benefit periodically and whenever events or circumstances indicate that the period of benefit could change significantly. Such changes, if any, are accounted for prospectively as a change in estimate. The Company has elected to use a practical expedient to expense commissions for renewal contracts when the renewal period is 12 months or less. The Company does not have material costs to fulfill contracts with customers.

Cost of Revenues

Cost of revenues primarily consists of expenses related to hosting the Company’s service, the costs of data center capacity, amortization of developed technology and capitalized software development costs, certain fees paid to various third parties for the use of their technology, services, or data, costs of compensation, including bonuses, stock compensation, benefits and other expenses for employees associated with providing professional services and other direct costs of production. Also included in cost of revenues are costs related to develop, publish, print, and deliver publications.

Cash, Cash Equivalents, and Restricted Cash

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

In 2017, as an incentive for entering into a lease and building out the Company’s head office in Washington, D.C., the District granted to the Company $750 to finance the security deposit of the new office. The Company is required to meet certain covenants, such as maintaining its headquarters in Washington, D.C., and may have to reimburse the District if the covenants are not met. The amount of the grant is reflected as restricted cash, including any interest earned, in the accompanying condensed consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives, which generally are five years for furniture and fixtures, three years for equipment, and the shorter of the useful life or the lease term for leasehold improvements. Software license fees for externally purchased software are capitalized and amortized over the life of the license. Property and equipment are evaluated for impairment in accordance with management’s policy for finite-lived intangible assets and other long-lived assets (see Note 6).

Depreciation expense was $311 and $297 for the three months ended September 30, 2022 and 2021, and $892 and $870 for the nine months ended September 30, 2022 and 2021, respectively, and is recorded as part of the general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Capitalized Software Development Costs

The Company capitalizes costs to develop software for internal use, including website development costs, when it is determined the development efforts will result in new or additional functionality or new products. Costs incurred prior to meeting these criteria and costs associated with implementation activities and ongoing maintenance are expensed as incurred and included in operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Costs capitalized as internal use software are amortized on a straight-line basis over an estimated useful life that the Company has determined to be three years. Amortization of capitalized software development costs is included in the costs of revenues in the accompanying condensed consolidated statements of operations and comprehensive loss. Software development costs are evaluated for impairment in accordance with management’s policy for finite-lived intangible assets and other long-lived assets (see Note 6).

Business Combinations

The Company must estimate the fair value of assets acquired and liabilities assumed in a business combination at the acquisition date. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair values of the tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the condensed consolidated statement of operations and comprehensive loss.

Acquisition-Related Intangibles and Other Long-Lived Assets

The Company recognizes acquisition-related intangible assets, such as customer relationships and developed technology, in connection with business combinations. The Company amortizes the cost of acquisition-related intangible assets that have finite useful lives generally on a straight-line basis. The Company evaluates acquisition-related intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups are measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. This includes assumptions about future prospects for the business that the asset group relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, the Company determines whether the Company needs to take an impairment charge to reduce the value of the asset group stated on the Company’s condensed consolidated balance sheets to reflect its estimated fair value. When the Company considers such assets to be impaired, the amount of impairment the Company recognizes is measured by the amount by which the carrying amount of the asset group exceeds its fair value.

Goodwill Impairment

Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For purposes of assessing potential impairment, the Company estimates the fair value of its reporting units based on the price a market participant would be willing to pay in a potential sale of the reporting unit, and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. The annual goodwill impairment test is performed on October 1st. There were no impairments of long-lived assets and goodwill during 2021 and the nine months ended September 30, 2022.

Leases

The Company determines if an arrangement is a lease or contains a lease at the inception of the contract. The Company’s leases include certain variable lease payments associated with non-lease components, such as common area maintenance costs and real estate taxes, which are generally charged based on actual amounts incurred by the lessor. The non-lease components are combined with the lease component to account for both as a single lease component.

Lease liabilities, which represent the Company's obligation to make lease payments arising from the lease, and corresponding right-of-use assets, which represent the Company's right to use an underlying asset for the lease term, are recognized at the commencement date of the lease based on the present value of fixed future payments over the lease term. The Company calculates the present value of future payments using a discount rate equal to the Company’s incremental borrowing rate. For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred. The Company did not have any finance leases at both January 1, 2022 (date of adoption) and at September 30, 2022. The Company records costs associated with leases within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

The Company subleases certain leased office spaces to third parties and recognizes sublease income on a straight-line basis over the sublease term as an offset to lease expense as part of the general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Warrant Liabilities

The Company evaluates its financial instruments, including its outstanding warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company has outstanding public and private warrants, both of which do not meet the criteria for equity classification and are accounted for as liabilities. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations and comprehensive loss.

The fair value of the public warrants is estimated based on the quoted market price of such warrants. The fair value of the private warrants is estimated using a binomial option pricing model.

Stock-Based Compensation

Stock-based compensation awards consist of stock options and restricted stock units (collectively “stock-based awards”). The Company has historically issued stock options with exercise prices equal to the fair value of the underlying stock price. Prior to the completion of the Business Combination and listing of the Company’s Class A common stock on the public stock exchange, the fair value of Old FiscalNote common stock underlying the stock options was determined based on then-current valuation estimates at the time of grant. Because such grants occurred prior to the public trading of the Company’s Class A common stock, the fair value of Old FiscalNote common stock was typically determined with assistance of periodic valuation analyses from an independent third-party valuation firm.

The Company calculates the fair value of stock options using the Black-Scholes option-pricing model. For share-based awards with performance conditions, the Company periodically assesses whether the performance conditions have been met or are probable of being met in order to determine the timing and amount of compensation expense to be recognized for each reporting period. Compensation expense for all option awards is recorded on a straight-line basis over the requisite service period of the awards, which is generally the option’s vesting period. These amounts are reduced by the forfeitures as the forfeitures occur.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the condensed consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the condensed consolidated statements of operations and comprehensive loss in the period that includes the enactment date.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts that are expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the applicable tax law. The Company regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute its business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the tax provision would increase or decrease in the period in which the assessment is changed.

The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, solely based on its technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision.

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the condensed consolidated statements of operations and comprehensive loss. Foreign currency transaction gains and losses are included in other expense, net in the condensed consolidated statements of operations and comprehensive loss for the period and historically have not been material.

Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are included in accumulated other comprehensive loss.

Related Party Transactions

From time to time the Company has entered into related party transactions with certain of the Company's directors and officers. These transactions have historically included term loans, convertible debt, and convertible preferred stock.

Fair Value Measurements

The Company accounts for assets and liabilities in accordance with accounting standards that define fair value and establish a consistent framework for measuring fair value on either a recurring or a nonrecurring basis. Fair value is an exit price representing the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

Accounting standards include disclosure requirements relating to the fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Assets or liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance will be effective for the Company’s year beginning January 1, 2023. The Company is currently evaluating the impact on the condensed consolidated financial statements upon adoption.

In August 2020, the FASB issued ASU 2020-06 Debt – Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASC 815-40) guidance modifying the requirements for the accounting for convertible instruments and contracts in an entity’s own equity. The modifications eliminate certain accounting models for convertible debt instruments, eliminate certain requirements for equity classification of embedded derivatives and align earnings per share calculations for convertible instruments. The guidance is effective for the Company’s year beginning January 1, 2024. The Company is currently evaluating the impact on the condensed consolidated financial statements upon adoption.

The Company has evaluated all other issued and unadopted Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its condensed consolidated statements of operations and comprehensive loss, balance sheets, or cash flows.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases (ASC 842) guidance for the accounting for leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheets for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted ASU 2016-02 on January 1, 2022 using the effective date method. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the Company's reporting for periods prior to January 1, 2022 continues to be in accordance with Leases (ASC 840). The Company elected the package of practical expedients which permits carrying forward historical accounting positions around lease identification, lease classification and initial direct costs for all leases commencing prior to January 1, 2022. The Company also made a policy election to not separate lease and non-lease components for all of its leases and to exclude leases with a term of 12 months or less at the commencement date from the lease asset and lease liability recognition and measurement requirements under ASC 842. Adoption of the standard on January 1, 2022 resulted in the recording of $25,912 of operating lease assets and $42,324 of operating lease liabilities. The difference between the operating lease assets and operating lease liabilities at transition represented previously recognized deferred rent, lease incentives, and sublease loss liabilities. The Company did not adjust the prior period balance sheets. Adoption of the standard did not impact our condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows. See Note 5 for required disclosures related to leases.

In December 2019, the FASB issued ASU 2019-12 Simplifying the Accounting for Income Taxes guidance modifying the requirements for the accounting for income taxes. The simplifications include changes in the accounting for (i) intra-period tax allocations, (ii) outside basis differences in business combinations, (iii) interim provisions, (iv) step-up in tax basis goodwill and (v) franchise and other taxes partially based on income, among other changes. The Company adopted ASC 2019-12 on January 1, 2022. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08 Business Combinations (ASC 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers guidance requiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASC 606, at fair value on the acquisition date. Under the new guidance the acquirer will recognize contract assets and contract liabilities at the same amounts recorded by the acquiree. The modifications improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The Company adopted ASC 2021-08 on January 1, 2022. The adoption of this new guidance did not have a material impact on the Company's condensed consolidated financial statements.

2. Business Combination with DSAC

On July 29, 2022, Old FiscalNote and DSAC consummated the transactions contemplated by the Business Combination Agreement. In connection with the Closing, each share of preferred stock of Old FiscalNote was converted into common stock and, immediately thereafter, each share of common stock of Old FiscalNote that was issued and outstanding immediately prior to the effective time of the Business Combination (other than excluded shares as contemplated by the Business Combination Agreement) was canceled and converted into the right to receive approximately 1.187 shares (the “Exchange Ratio”) of New FiscalNote common stock. The shares of New FiscalNote common stock received as consideration by Tim Hwang, Co-Founder and Chief Executive Officer and Gerald Yao, Co-Founder, Chief Strategy Officer, and Global Head of ESG (together with Mr. Hwang, the “Co-Founders”), are Class B shares, and entitle the Co-Founders or their permitted transferees to 25 votes per share until the earlier of (a) transfer by the holder(s) of New FiscalNote Class B common stock to any other person, except for specified trusts, retirement accounts, corporations or similar entities formed for financial or estate planning purposes and beneficially owned by the holders of New FiscalNote Class B common stock, (b) the death or incapacity of such holder(s) of New FiscalNote Class B common stock, (c) the date specified by an affirmative vote of a majority of the outstanding New FiscalNote Class B common stock, voting as a single class, (d) the date on which the outstanding shares of New FiscalNote Class B common stock represent less than 50% of the shares of New FiscalNote Class B common stock that were outstanding as of the Closing Date, or (e) the seven-year anniversary of the Closing Date.

At the Closing, each option to purchase Old FiscalNote’s common stock, whether vested or unvested, was assumed and converted into an option to purchase a number of shares of New FiscalNote Class A common stock in the manner set forth in the Business Combination Agreement. Each restricted stock unit of Old FiscalNote was assumed and converted into restricted stock units of New FiscalNote settling in a number of New FiscalNote Class A common stock in the manner set forth in the Business Combination Agreement.

Pursuant to the terms of the Business Combination Agreement, the holders of Old FiscalNote equity instruments outstanding immediately prior to the Closing Date will be entitled to receive their proportionate allocation of additional shares subject to achievement of certain conditions (see Note 10).

In connection with the Closing, FiscalNote also entered into the $150.0 million new senior term loan facility (the “New Senior Term Loan”) with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC (together the “New Senior Lenders”). The New Senior Term Loan was consummated simultaneously with the Closing.

The Company accounted for the Business Combination as a reverse recapitalization whereby Old FiscalNote was determined as the accounting acquirer and DSAC as the accounting acquiree. Refer to Note 1, Summary of Business and Significant Accounting Policies, for further details. Accordingly, the Business Combination was treated as the equivalent of Old FiscalNote issuing stock for the net assets of DSAC, accompanied by a recapitalization. The net assets of DSAC are stated at historical cost, with no goodwill or other intangible assets recorded.

Upon the closing of the Transactions and the New Senior Term Loan, the Company received total gross proceeds of $325.0 million, which consisted of $61.0 million from DSAC’s trust, $114.0 million from the backstop agreement with the sponsor of DSAC, and $150.0 million from the New Senior Term Loan. Such gross proceeds were offset by $45.2 million transaction costs, which principally consisted of advisory, legal and other professional fees, and were recorded in Additional Paid-in Capital, net of proceeds from the DSAC trust and $3.5 million of debt issuance costs paid out of the proceeds of the New Senior Term Loan on the Closing Date, of which $2.8 was capitalized and $0.7 million included in the loss on debt extinguishment. Cumulative debt repayments, inclusive of accrued but unpaid interest, of $210.7 million were paid in conjunction with the close, which consisted of a $75.3 million repayment of the First out term loan, $61.7 million repayment of the Last out term loan, a $50.0 million payment used to retire the non-converting portion of the Senior Secured Subordinated Promissory Note, a $16.3 million repayment of the 8090 FV Subordinated Promissory Note, and $7.4 million repayment of the 2021 Seller Notes.

3. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscription	$26,075	$20,139	$73,186	$53,098
Advisory	518	452	3,307	1,052
Advertising	695	744	2,073	1,898
Books	40	118	710	1,094
Other revenue	1,743	321	3,040	1,308
Total	$29,071	$21,774	$82,316	$58,450

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$25,139	$19,385	$72,443	$52,433
Europe	2,284	2,042	7,286	5,307
Australia	293	308	827	403
Asia	1,355	39	1,760	307
Total	$29,071	$21,774	$82,316	$58,450

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the three months ended September 30, 2022 and 2021, revenue attributed to the United Kingdom represented approximately five percent and six percent of total revenues, respectively. For the nine months ended September 30, 2022 and 2021, revenue attributed to the United Kingdom represented approximately six percent of total revenues. No other foreign country represented more than five percent of total revenue during the three and nine months ended September 30, 2022 and 2021, respectively.

Contract Assets

The Company had contract assets of $1,576 and $1,475, as of September 30, 2022 and December 31, 2021, respectively. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the condensed consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2020	$17,521
Acquired deferred revenue	7,788
Revenue recognized in the current period from amounts in the prior balance	(15,411)
New deferrals, net of amounts recognized in the current period	18,681
Effects of foreign currency	(130)
Balance at September 30, 2021	$28,449

Balance at December 31, 2021	$30,097
Acquired deferred revenue	1,112
Revenue recognized in the current period from amounts in the prior balance	(28,226)
New deferrals, net of amounts recognized in the current period	37,066
Effects of foreign currency	(807)
Balance at September 30, 2022	$39,242

Costs to Obtain

During the nine months ended September 30, 2022 and 2021, the Company capitalized $2,775 and $2,140 of costs to obtain revenue contracts and amortized $675 and $676 to sales and marketing expense during the three months ended September 30, 2022 and 2021, $1,922 and $1,820 during the nine months ended September 30, 2022 and 2021, respectively. There were no impairments of costs to obtain revenue contracts for the three and nine months ended September 30, 2022 and 2021, respectively.

Unsatisfied Performance Obligations

At September 30, 2022, the Company had $89,938 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this revenue over the next five years.

4. Business Combinations

2022 Acquisitions

Aicel Acquisition

On July 29, 2022, the Company acquired all of the outstanding stock of Seoul, South Korea-based Aicel Technologies (“Aicel”), an AI-driven enterprise SaaS company that delivers market intelligence and data insights. The acquisition consideration of $8,678 consisted of 723,684 common shares of Old FiscalNote that were then exchanged into 859,016 Class A common shares of New FiscalNote pursuant to the Exchange Ratio and contingent consideration. Pursuant to the terms of the acquisition agreement, certain of the sellers of Aicel are eligible for additional contingent consideration of 12,491 shares of the Company’s Class A common stock. The Company incurred expenses of approximately $300 in connection with the transaction, of which approximately $96 was recognized during the year ended December 31, 2021. The acquisition date fair value of the consideration transferred for Aicel consisted of the following:

Fair value of Class A common stock	$8,590
Fair value of contingent consideration	88
Total	$8,678

The fair value of the Class A common stock issued was estimated based on the fair value of the Company’s common stock on the date of the acquisition. The fair value of the contingent consideration is estimated based on the expected future cash flows and revenues along with the fair value of the Company’s Class A common stock on the date of acquisition.

The contingent consideration consists of shares of the Company’s Class A common stock and is scheduled to be delivered within eighteen months upon achievement of certain revenue targets pursuant to the terms of the prevailing purchase agreement. The contingent consideration is payable to certain selling shareholders and contains no future service conditions. The fair value of the contingent consideration was recorded as equity as the number of shares that ultimately may be issued upon achievement of the revenue targets is fixed. Classification as equity requires fair value measurement initially and there are no subsequent re-measurements. Settlement of equity-classified contingent consideration is accounted for within equity.

The acquisition also includes contingent payments in the form of up to $300 in cash, 28,522 shares of the Company’s Class A common stock on a post-exchange basis and 24,833 of restricted stock upon achievement of certain revenue targets. The common stock, restricted stock and cash portions of the contingent payments will be paid within eighteen months upon achievement of certain revenue targets. The contingent payments are payable to certain employees, contingent on them remaining employed through the contingency payout date. The estimated fair value of the contingent payments on the date of acquisition is considered post-combination compensation expense and recognized based on management’s determination of the likelihood of the revenue targets being met. In the event that compensation expense is recognized and the revenue targets are not met, the previously recognized compensation expense is reversed. Post-combination compensation expense of $606 was recognized during the third quarter of 2022, $300 of which was accrued as a contingent liability and the remainder recorded as equity-based compensation.

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$1,525
Current assets, net	447
Property and equipment, net	53
Equity method investment	45
Intangible assets	3,000
Deferred revenues	(602)
Other current liabilities	(453)
Debt	(1,131)
Total net assets acquired	2,884
Goodwill	5,794
Total purchase price	$8,678

The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill, which is primarily attributed to the future economic benefits arising from other assets acquired and could not be individually identified and separately recognized including expected synergies and assembled workforce. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and are preliminary and may change upon completion of the determination of the fair value of assets and liabilities assumed. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The following table sets for the components of identified intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Estimated Fair Value	Estimated Useful Life (Years)
Developed technology	$1,200	8
Database	750	8
Customer relationships	650	11
Tradename	400	7
Total intangible assets acquired	$3,000

The estimated fair values of the developed technology, database, customer relationships, and tradename were determined using the income approach. The approaches used to estimate the fair values use significant unobservable inputs including revenue and cash flow forecasts, customer attrition rates, and appropriate discount rates.

For federal income tax purposes, the Company plans to make a Section 338(g) election which would treat the transaction as an asset acquisition for federal income tax purposes which results in additional tax basis approximately equal to the fair value assigned at the acquisition date. The intangibles and goodwill are to be amortized over 15 years. Additionally, there were no significant deferred tax assets or liabilities identified as part of the transaction to be recorded on the acquisition date. The tax asset allocation will be finalized with the filing of the 2022 return.

DT-Global Asset acquisition

On September 30, 2022, the Company acquired certain assets of DT-Global Business Consulting, a Vienna, Austria subscription-based market intelligence company which provides in-depth expertise and analysis for Central & Eastern Europe, Commonwealth of Independent States, and Middle East-Africa areas. The aggregate purchase price was $600, which included an upfront cash payment of $400 and purchase price holdbacks of $100, along with $100 of contingent consideration related to operational milestones.

The Company accounted for this acquisition as an asset purchase. In connection with the acquisition, the Company incurred direct transaction costs of approximately $43 which have been classified as costs of acquisition. The costs of acquisition are allocated to the acquired assets and assumed liabilities based on their fair values at the date of acquisition, and any excess is allocated to intangible assets. The costs of acquisition exceeded the fair value of net assets acquired by approximately $1,090. The Company allocated the $1,090 excess to the customer relationship intangible asset. The intangible asset will be amortized over 15 years. As of September 30, 2022, the contingent consideration was determined to be probable and reasonably estimable, and thus, the consideration was included in the costs of acquisition with a corresponding liability recorded as part of other current liabilities on the condensed consolidated balance sheets.

For federal income tax purposes, the Company will obtain tax basis in the assets acquired equal to the purchase price, as adjusted and allocated, pursuant to IRC guidelines. The resulting intangible asset will be amortized over 15 years. As of September 30, 2022, the contingent consideration was not paid and will be excluded from federal tax asset allocation until paid.

2021 Acquisitions

During the year ended December 31, 2021 the Company acquired (a) The Oxford Analytica International Group Incorporated (“Oxford Analytica”), (b) Fireside 21, LLC (“Fireside”); (c) TimeBase Pty. Ltd. (“Timebase”); (d) Board.org, LLC (“Board.org”); (e) Equilibrium World Pte. Ltd. (“Equilibrium”); (f) Predata, Inc. (“Predata”), (g) Curate Solutions, Inc. (“Curate”), (h) Forge.ai, Inc. (“Forge”), and (i) FrontierView Strategy Group ("FrontierView") (collectively the “2021 Acquisitions”). In connection with the 2021 Acquisitions, the Company incurred $1,418 in transaction costs in 2021. The Company financed these acquisitions through a combination of cash, debt, and equity financing including the issuance of seller notes and convertible notes, and the Company’s common stock. The operations of each acquisition have been included in the Company’s condensed consolidated results of operations since the respective closing dates of each acquisition. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value. The purchase price allocation for the 2021 Acquisitions had been finalized as of December 31, 2021.

The following table summarizes the Company’s acquisitions by region for the periods presented:

2021
North America	6
Europe	1
Australia	1
Asia	1

Purchase Consideration for the 2021 Acquisitions

The fair value of the common stock issued was estimated based on the fair value of the Company’s common stock on the date of each acquisition. The fair value of the contingent consideration is estimated based on the expected future cash flows and revenues along with the fair value of the Company’s common stock on the date of acquisition. The table below summarizes the fair value of consideration transferred for the 2021 Acquisitions:

	Oxford Analytica	Fireside	Timebase	Board.org	Equilibrium	Predata	Curate	Forge	FrontierView	Total
Acquisition date:	2/12/2021	4/30/2021	5/7/2021	6/3/2021	6/25/2021	6/30/2021	8/27/2021	9/9/2021	11/19/2021
Cash	$3,850	$7,290	$2,241	$10,113	$833	$1,925	$1,120	$614	$18,107	$46,093
Fair value of common stock (a)	2,626	-	-	-	8,271	6,510	6,078	9,481	-	32,966
Fair value of seller notes	-	10,232	2,078	9,128	-	-	-	-	-	21,438
Fair value of contingent consideration (b)	-	-	-	-	-	196	1,206	1,700	-	3,102
Fair value of contributed interests (c)	-	-	-	-	315	-	-	-	-	315
Total	$6,476	$17,522	$4,319	$19,241	$9,419	$8,631	$8,404	$11,795	$18,107	$103,914

(a)
The Company transferred the following shares to certain of the sellers of the 2021 Acquisitions: (i) 968,172 for Oxford Analytica, (ii) 1,260,320 for Equilibrium, (iii) 991,804 for Predata, (iv) 677,483 for Curate, and (v) 1,056,703 for Forge, respectively.
(b)
Pursuant to the terms of the acquisition agreements, the sellers of certain of the 2021 Acquisitions were eligible for additional contingent consideration consisting of: (i) up to 333,660 shares for Curate, and (ii) 195,834 shares for Forge (all of which have been issued to the Forge employees at the closing, and are subject to clawback based on the earnout provisions), respectively.
(c)
The fair value of the contributed interests reflects the Company’s CEO contributing his previously held minority interest in Equilibrium to the Company which is reflected as a capital contribution to the Company.

Purchase Price Allocation for the 2021 Acquisitions

The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill, which is primarily attributed to the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized including expected synergies and assembled workforce, for which there is generally no basis for income tax purposes. The table below summarizes aggregated information regarding the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

	Oxford Analytica	Fireside (a)	Timebase	Board.org (a)	Equilibrium	Predata	Curate	Forge (b)	FrontierView (a)	Total
Cash	$207	$51	$315	$201	$149	$126	$595	$40	$783	$2,467
Accounts receivable	668	389	185	2,862	-	165	179	-	1,535	5,983
Other assets	274	-	85	229	13	258	20	90	289	1,258
Intangible assets	4,600	3,816	1,474	9,122	4,909	5,336	3,720	3,705	5,557	42,239
Accounts payable and accrued expenses	(1,052)	(136)	(220)	(208)	(58)	(245)	(173)	(316)	(1,034)	(3,442)
Deferred revenue	(2,340)	-	(360)	(4,411)	-	(95)	(301)	(281)	(2,173)	(9,961)
Other liabilities	(237)	-	-	(613)	-	(32)	-	-	-	(882)
Deferred tax liability	(441)	-	(475)	-	(835)	-	(609)	-	-	(2,360)
Total net assets acquired	1,679	4,120	1,004	7,182	4,178	5,513	3,431	3,238	4,957	35,302
Goodwill	4,797	13,402	3,315	12,059	5,241	3,118	4,973	8,557	13,150	68,612
Total purchase price	$6,476	$17,522	$4,319	$19,241	$9,419	$8,631	$8,404	$11,795	$18,107	$103,914
(a)
The acquired intangible assets and the goodwill (up to $13,430, $11,446, and $13,150 in connection with the Fireside, Board.org, and FrontierView acquisitions, respectively) will be deductible for U.S. federal income tax purposes.

Intangible assets from the 2021 Acquisitions

The estimated fair values of developed technology, customer relationships, databases, tradenames, and content library were determined using the income approach. The estimated fair value of the expert network was determined using a “with and without” analysis comparing expected revenues and cash flows with the expert network in place and those that would be expected if the expert network were not in place. The approach used to estimate the fair values use significant unobservable inputs including revenue and cash flow forecasts, customer attrition rates and appropriate discount rates. The following table sets forth the components of identifiable intangible assets acquired and liabilities assumed and their estimated useful lives as of the respective acquisition dates:

	Oxford Analytica	Fireside	Timebase	Board.org	Equilibrium	Predata	Curate	Forge	FrontierView	Total Estimated Fair Value	Estimated Useful Life (Years)
Developed technology	$-	$1,349	$537	$-	$4,909	$1,195	$623	$1,672	$1,972	$12,257	4-20
Customer relationships	750	2,314	937	8,855	-	3,477	1,828	2,033	2,754	22,948	3-15
Databases	-	-	-	-	-	-	1,269	-	-	1,269	15
Tradenames	926	153	-	267	-	664	-	-	239	2,249	3-20
Expert network	2,924	-	-	-	-	-	-	-	-	2,924	6
Content library	-	-	-	-	-	-	-	-	592	592	10
Total intangible assets acquired	$4,600	$3,816	$1,474	$9,122	$4,909	$5,336	$3,720	$3,705	$5,557	$42,239

Contingent Consideration for the 2021 Acquisitions

The contingent consideration consists of the Company’s common stock and restricted stock units and is generally scheduled to be delivered within one to three years upon achievement of certain revenue targets pursuant to the terms of the prevailing purchase agreements. The contingent consideration is payable to all selling shareholders in connection with the Curate and Forge acquisitions, and contains no future service conditions. The amount of fair value attributed to purchase consideration will be adjusted based on changes to the fair value of contingent consideration at each subsequent reporting period with changes being recorded through the condensed consolidated statement of operations and comprehensive loss. The following table summarizes the contingent consideration as of the date of the 2021 Acquisitions, as of December 31, 2021, and as of September 30, 2022, respectively:

	Predata	Curate	Forge	Total
Fair value of contingent consideration on the respective acquisition dates	$196	$1,206	$1,700	$3,102
Changes to the fair value of contingent consideration	322	1,348	(1,236)	434
Fair value of contingent consideration as of December 31, 2021	518	2,554	464	3,536
Changes to the fair value of contingent consideration during the nine months ended September 30, 2022	-	(1,210)	(455)	(1,665)
Earned contingent consideration settled during the nine months ended September 30, 2022	-	(531)	-	(531)
Unearned contingent consideration reversal during the nine months ended September 30, 2022	(518)	-	(9)	(527)
Fair value of contingent consideration as of September 30, 2022	$-	$813	$-	$813

Contingent Compensation for the 2021 Acquisitions

Certain of the 2021 Acquisitions also included contingent compensation in the form of cash and/or the Company’s common stock. The contingent compensation is generally scheduled to be delivered in one to three years upon achievement of certain revenue targets per agreed upon terms. The contingent compensation payments are payable to certain employees, contingent on them remaining employed through the contingency payout date. The estimated fair value of the contingent compensation on the date of acquisition is considered post-combination compensation expense and recognized based on management’s determination of the likelihood of the revenue targets being met. In the event that compensation expense is recognized and the revenue targets are not met, the previously recognized compensation expense is reversed. The following table summarizes the fair value of contingent compensation recognized and settled during the periods presented, and the liability balances as of the periods presented:

	Equilibrium (a)	Predata	Forge (b)	FrontierView (c)	Total
Contingent compensation recognized during 2021	$861	$504	$260	$93	$1,718
Contingent compensation settled in 2021	(150)	-	-	-	(150)
Contingent compensation liability as of December 31, 2021	711	504	260	93	1,568
Contingent compensation recognized during nine months ended September 30, 2022	(499)	-	170	1,455	1,126
Contingent compensation settled during the nine months ended September 30, 2022	-	-	(267)	(1,000)	(1,267)
Unearned contingent compensation reversal during the nine months ended September 30, 2022	(183)	(504)	(163)	(81)	(931)
Contingent compensation liability as of September 30, 2022	$29	$-	$-	$467	$496
(a)
Equilibrium contingent compensation consists of up to $4,000 in cash and 296,750 shares of the Company's common stock.
(b)
Forge contingent compensation consists of an employee retention bonus in the amount of $422 and up to 457,015 shares of the Company's common stock. These shares are subject to clawback based on the earnout provisions. As of June 30, 2022, Forge employees earned cash contingent compensation of $417, of which $267 was paid in the second quarter of 2022 and the remaining $150 was initially scheduled to be paid in the first quarter in 2023 but deemed cancelled and therefore reversed during the third quarter in 2022 due to the departure of the individual employee recipient.
(c)
Reflects the first contingent compensation threshold earned by the FrontierView employees as of March 31, 2022 that was settled through the payment of $1,000 in the second quarter of 2022. The second contingent compensation threshold is also for $1,000 and subject to FrontierView achieving previously agreed upon revenue targets.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined results of operations for the Company and the 2021 Acquisitions as though the companies were combined as of January 1, 2021.

The unaudited pro forma financial information for all periods presented includes, among other items, amortization charges from acquired intangible assets, retention and other compensation accounted for separately from purchase accounting, interest expense (including amortization of various discounts) on acquisition debt issued to the various sellers, the impacts of common stock issued to the various sellers, and the related tax effects, but excludes the impacts of any expected operational synergies. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the 2021 Acquisitions been acquired on January 1, 2021.

The unaudited pro forma financial information for the three and nine months ended September 30, 2021 combine the historical results of the Company with the historical results of the 2021 Acquisitions for the period prior to the acquisition dates, and the effects of the pro forma adjustments discussed above. The unaudited pro forma financial information, in aggregate, is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2021
Revenues:
Subscription	$22,082	$64,781
Advisory, advertising, and other	2,079	8,565
Total revenues	24,161	73,346
Net loss	$(28,204)	$(91,067)

Subscription revenue from the 2021 Acquisitions (excluding the deferred revenue haircut) recognized by the Company during the three and nine months ended September 30, 2021 totaled $5,126 and $8,426, respectively. Advisory, advertising, and other revenue from the 2021 Acquisitions recognized by the Company during the three and nine months ended September 30, 2021 totaled $692 and $1,491, respectively. The 2021 Acquisitions did not have a material impact to the Company's net loss during the three and nine months ended September 30, 2021. The 2022 Acquisition did not have a material impact to the Company's revenue and net loss during the three and nine months ended September 30, 2022.
5. Leases

The Company has operating leases, principally for corporate offices under non-cancelable operating leases. The non-cancellable base terms of these leases typically range from one to nine years. The Company’s lease terms may include options to extend or terminate the lease. The period which is subject to an option to extend or terminate the lease is included in the lease term if it is reasonably certain that the option will be exercised.

The following table details the composition of lease expense for the period presented:

	Three Months Ended	Nine Months Ended
	September 30, 2022
Operating lease cost (a)	$2,436	$7,305
Variable lease cost	133	327
Short-term lease cost	335	971
Total lease costs	$2,904	$8,603
Sublease income	$(1,338)	$(4,013)
(a)
Excludes operating lease assets impairment charge of $378 related to an unoccupied existing office space lease recorded in the first quarter of 2022.

The following tables present the future minimum lease payments and additional information about the Company's lease obligations as of September 30, 2022:

2022 (remaining)	$3,065
2023	8,943
2024	5,065
2025	5,147
2026	5,262
Thereafter	23,431
Total minimum lease payments	50,913
Less: Amounts representing interest	13,396
Net minimum lease payments	$37,517

September 30, 2022
Weighted average remaining lease term (in years)	7.6
Weighted average discount rate	8.3%

The following table presents supplemental cash flow information for the period presented:

Nine Months Ended
September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$8,752
Supplemental noncash information on lease liabilities arising from obtaining operating lease assets:
Operating lease assets obtained in exchange for lease obligations	$1,497

In March 2022, the Company ceased use of excess office space under one of its existing leases, with the intent to sublease this space. In accordance with ASC 360, the Company evaluated the asset group for impairment, which included the associated operating lease asset for the office space, as the change in circumstances indicated the carrying amount of the asset group may not be recoverable. The Company compared the expected future undiscounted cash flows for the office space to the carrying amount and determined that it was impaired. The Company recognized the excess of the carrying value over the fair value of the asset group, which totaled $378, as an impairment expense as part of general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. The impairment charge resulted in a reduction of $378 to the operating lease asset.

In April 2021, the Company entered into a modification of one of its existing subleases. The sublease modification was to confirm exercise of the renewal period but at a reduced rate. As a result of the sublease modification the Company remeasured its existing sublease loss liability to reflect the impact of the modification of the anticipated cash flows. Subsequently, the Company exercised its termination notification right on this lease which resulted in a termination fee payment of $1,682 made on December 31, 2021 (lease termination notice date) and a second termination fee payment of $1,682 due on March 31, 2023 (the lease termination effective date). As of December 31, 2021, the sublease loss liability associated with this lease was $2,621.

In November 2021, the Company acquired an office space lease as part of the acquisition of FrontierView. At December 31, 2021 the office space was unoccupied by any Company personnel and the Company intended to sublease the office space. Based on the terms of the existing lease along with an estimate of future cash flows from a proposed sublease, the Company recorded a lease loss liability of $401 during the year ended December 31, 2021.

In 2017, as an incentive for entering into a lease and building out the Company’s head office in the District of Columbia, the District authorized a grant to the Company in the amount of $750, which has been disclosed as restricted cash, to finance the security deposit of the new office. The Company is required to meet certain covenants, such as maintaining its headquarters in Washington, D.C. and may have to reimburse the District if the covenants are not met. The Company recorded the grant as a grant liability and will relieve the liability if and when all requirements are met.

6. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	September 30, 2022			December 31, 2021			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years) September 30, 2022
Customer relationships	$80,869	$(22,863)	$58,006	$79,474	$(17,830)	$61,644	9.0
Developed technology	34,818	(16,304)	18,514	34,123	(12,638)	21,485	5.7
Databases	29,812	(8,341)	21,471	29,142	(6,785)	22,357	10.1
Tradenames	11,367	(2,966)	8,401	11,159	(2,286)	8,873	10.4
Expert network	2,359	(640)	1,719	2,852	(417)	2,435	4.4
Patents	680	(199)	481	513	(165)	348	17.9
Content library	592	(49)	543	592	(5)	587	9.2
Total	$160,497	$(51,362)	$109,135	$157,855	$(40,126)	$117,729

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $2,600 and $2,512 for the three months ended September 30, 2022 and 2021, and $7,818 and $6,651 for the nine months ended September 30, 2022 and 2021, respectively.

Amortization of developed technology was recorded as part of cost of revenues in the amount of $1,268 and $1,160 for the three months ended September 30, 2022 and 2021, and $3,754 and $3,024 for the nine months ended September 30, 2022 and 2021, respectively.

The expected future amortization expense for intangible assets as of September 30, 2022 is as follows:

2022 (remainder)	$3,900
2023	15,598
2024	14,796
2025	11,608
2026	11,352
Thereafter	51,881
Total	$109,135

Capitalized software development costs

Capitalized software development costs are as follows.

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$17,374	$(4,701)	$12,673	$9,270	$(1,790)	$7,480

During the nine months ended September 30, 2022 and 2021, the Company capitalized interest on capitalized software development costs in the amount of $529 and $207, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues in the amount of $1,564 and $409 for the three months ended September 30, 2022 and 2021, and $2,910 and $1,053 for the nine months ended September 30, 2022 and 2021, respectively. The estimated useful life is determined at the time each project is placed in service.

7. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually during the fourth quarter.

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, is as follows:

Balance at December 31, 2021	$188,768
Aicel acquisition	5,794
Impact of foreign currency fluctuations	(2,100)
Balance at September 30, 2022	$192,462

8. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends (in thousands):

	September 30, 2022	December 31, 2021
New Senior Term Loan	$150,263	$-
Convertible notes	11,788	97,917
Aicel Convertible Note	1,030	-
PPP loan	277	8,000
First out term loan	-	56,089
Last out term loan	-	52,603
Senior Secured Subordinated Promissory Note	-	78,154
8090 FV Subordinated Promissory Note	-	10,000
Convertible notes - related parties	-	18,295
2021 seller convertible notes	-	9,405
2021 seller term loans	-	5,524
Debt issuance costs	(3,243)	(4,807)
Total	160,115	331,180
Less: Current portion	(68)	(13,567)
Total	$160,047	$317,613

a)
New Senior Term Loan

Concurrently with the Closing, FiscalNote, Inc., a wholly owned indirect subsidiary of FiscalNote Holdings, Inc., entered into a New Senior Term Loan consisting of a fully funded principal amount of $150.0 million and an uncommitted incremental loan facility totaling $100.0 million available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “New Incremental Term Facility”) (collectively the “New Senior Credit Facility”). The annual interest of the New Senior Term Loan consists of two components: a cash interest component of (a) the greater of (i) Prime Rate plus 5.0% per annum and (ii) 9.0% payable monthly in cash, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. Beginning on August 15, 2025, 50% of the outstanding principal amount of the Senior Term Loan must be repaid in even amounts on a monthly basis over the remaining 24 months, with the final balance due on July 15, 2027. The New Senior Credit Facility will mature on July 29, 2027, the five-year anniversary of the Closing Date.

The Prime Rate was 6.25% at September 30, 2022. For the three and nine months ended September 30, 2022, the Company incurred $2,001 and $263 of cash interest and paid-in-kind interest, respectively, on the New Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the New Senior Term Loan as the payment of such interest will occur upon the settlement of the New Senior Term Loan.

The Company may prepay the New Senior Term Loan in whole, subject to a 2.0% prepayment fee if prepaid prior to July 30, 2024, 1.0% prepayment fee if prepaid prior to July 30, 2025, and no prepayment fee if prepaid on or after July 30, 2025. The Company must pay certain of the new lenders deferred debt issuance costs of $1,734 at the earlier of prepayment or July 29, 2023. The Company must also pay to the lenders a final payment of $6,375 at the earlier of prepayment or maturity of the New Senior Term Loan. The Company incurred $2,435 of lender fees that were paid out of the net proceeds of the New Senior Term Loan on the Closing Date. The Company also incurred $342 of fees paid to third parties. Capitalized debt issuance costs on the Closing Date totaled $2,777. The Company amortizes debt discounts over the term of the New Senior Term Loans using the effective interest method. The amortization recorded for the three and nine months ended September 30, 2022 is $102, and is included within interest expense in the condensed consolidated statements of operations and comprehensive loss. The remaining unamortized debt discount at September 30, 2022 is $2,675, and is reflected net against debt on the condensed consolidated balance sheets.

The New Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The New Senior Term Loan contains customary conditions related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. There is a financial covenant with respect to the New Senior Term Loan that requires the Company to maintain a minimum cash balance of $15,000 at all times. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the New Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

The Company was in compliance with all of its required financial covenants as of September 30, 2022.

b)
Aicel Convertible Note

In connection with the Company’s acquisition of Aicel, the Company assumed a convertible note (“Aicel Convertible Note”) issued by Aicel in a private placement to a third-party lender dated July 27, 2022. The Aicel Convertible Note was issued in a principal amount of $1,131, with paid-in-kind interest at an annual rate of 1%. All principal and accrued and unpaid interest are due on maturity at July 27, 2027. The Aicel Convertible Note provides for no prepayments until maturity without written consent of the lender.

The Aicel Convertible Note can be converted upon the occurrence of certain events, including (i) Aicel initial public offering (“IPO”), (ii) change in control of Aicel (the acquisition of Aicel by FiscalNote did not constitute a change in control as defined in the purchase agreement), or (iii) sale of substantially all of Aicel’s assets (collectively, a “Conversion Event”). The Company has the right to convert the

Aicel Convertible Note into shares of common stock issued in an IPO, if (a) the Conversion Event is an IPO and (b) the price per share paid in an IPO is greater than the stipulated initial conversion price. The lender has the right to elect to convert the Aicel Convertible Note into shares of common stock upon the occurrence of a Conversion Event.

At any time after the second anniversary of the Aicel acquisition closing date until the earlier of (a) the Aicel Convertible Note maturity date, or (b) the occurrence of any liquidity event, the lender has the right to require FiscalNote to repurchase the outstanding principal in exchange for FiscalNote common stock. The lender will receive a number of shares of FiscalNote equal to the outstanding principal plus accrued interest divided by the FiscalNote common stock price and rounded to the nearest whole share.

Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the Aicel Convertible Note due and payable the lenders can elect to increase the paid-in-kind interest rate to 12.0% per annum.

The Company concluded that the contingent default interest provision was required to be bifurcated and treated as an embedded derivative liability. The associated value was immaterial and required no initial amount to be recorded. The Company determined that the remaining embedded features were clearly and closely related to the debt host and did not require bifurcation from the debt host.

The Aicel Convertible Note was recorded at its acquisition fair value of $1,131. The Company incurred total interest expense related to the Aicel Convertible Note of $2 for the three and nine months ended September 30, 2022. The Aicel Convertible Note had a carrying balance of $1,030 as of September 30, 2022.

c)
Convertible Notes

During the year ended December 31, 2021, the Company received gross proceeds of $59,680 from the issuance of convertible promissory notes (the "2021 Notes" and along with the convertible notes issued in 2019 and 2020, collectively the “Convertible Notes”) in various private placements to accredited investors. Certain of the 2021 Notes contain a beneficial conversion feature ("BCF") initially valued at $15,252 ($14,561 net of taxes) as of December 31, 2021. This has been recorded as a credit to additional paid-in capital and resulted in a debt discount to be amortized as additional interest expense over the term of the applicable 2021 Notes.

The Convertible Notes were classified into four distinct groupings with similar terms. The Convertible Notes had maturities between one and five years, earned PIK interest ranging from 6-15% per annum and were convertible at the option of the holders or upon certain contingent events, including defined future qualified financings, into shares of senior capital stock or the specific capital stock issued in any such contingent events. The holders also had various contingent redemption rights, including upon default and changes in control, and registration rights and are subordinated to defined senior indebtedness.

Certain embedded contingent redemption rights were reflected as derivative liabilities and were accounted for at fair value with changes in fair value reflected in the condensed consolidated statement of operations and comprehensive loss. The discount to the Convertible Notes created by such embedded derivatives was amortized as additional interest expense over the terms of the Convertible Notes.

The issuance costs with respect to the Convertible Notes, which are recorded as a debt discount, were deferred and amortized as additional interest expense over the terms of the Convertible Notes.

The following table details the principal, interest and other amounts associated with the Convertible Notes as described above as of December 31, 2021:

	December 31, 2021
	Principal	Deferred Financing Fees	PIK Interest Accrual	Debt Discount	Amortization of Deferred Financing Fees	Amortization of Deferred Debt Discount	Derivative Liabilities	Total
2019 Notes	$17,320	$(3,454)	$4,639	$(986)	$862	$848	$2,031	$21,260
2020 Notes	59,680	(1,027)	15,640	(14,111)	237	3,117	-	63,536
2021 Notes	23,841	(214)	2,437	(21,224)	31	2,488	2,197	9,556
Total	$100,841	$(4,695)	$22,716	$(36,321)	$1,130	$6,453	$4,228	$94,352

The holder of $4,000 of Convertible Notes issued in 2019 entered into an agreement with a revocable trust (the “Trust”), the trustee of which is the Company’s Chief Executive Officer. The Trust agreed to purchase the 2019 Convertible Notes from the holder on its one-year anniversary for $4,000 in cash and $4,000 worth of shares of the Company’s capital stock held by the Trust, for a total value of $8,000. The Company reflected the Trust’s obligation to issue the $4,000 worth of shares of capital stock to the holder as a capital contribution in 2019 with an offsetting charge to interest expense. On March 1, 2021 (the “Effective Date”), the parties entered into an agreement providing for the Company to issue 652,237 shares of Series F Preferred Stock valued at $4,363 in exchange for the termination of the Trust’s obligation and amendment of the $4,000 Convertible Notes (the “Letter Agreement”). The Letter Agreement provided for, among other things, a reduced interest rate from 15% to 1% and waiving all accrued interest through the Effective Date. The Letter Agreement was accounted for as a debt modification with (i) $4,000 related to termination of the Trust’s obligation being recognized as a capital distribution with an offsetting debt premium, (ii) writing off $1,056 of accrued interest that was forgiven, and (iii) recording deferred financing fees of $3,307 reflecting the net balance of the Series F Preferred Stock and the forgiven interest. The deferred financing fee was amortized as additional interest expense over the term of the note using the effective interest method.

Concurrent with the Closing, certain convertible noteholders elected to convert their holdings of $120,599, representing principal and accrued PIK interest, into 15,386,379 common shares of Old FiscalNote which were then exchanged for 18,263,755 shares of Class A Common Stock of New FiscalNote based on the Exchange Ratio. The Company recognized additional interest expense of $32,100 related to the derecognition of the unamortized contingent BCF that was recorded on the issuance date and re-evaluated upon redemption of certain of the convertible notes. As certain of the convertible notes were treated as redemptions for accounting purposes as the holder converted pursuant to the variable-share conversion option, the Company recognized an aggregate loss of $2,070 due to early extinguishment of those redeemed convertible notes during the three and nine months ended September 30, 2022. Convertible notes representing a net carrying value of $10,688 (consisting of a principal balance of $8,132, $3,656 of PIK Interest, and $1,099 of unamortized debt discount) remain outstanding at September 30, 2022.

The Company incurred total interest expense related to the Convertible Notes, including the amortization of the various discounts, of $26,620 and $5,375 for the three months ended September 30, 2022 and 2021, and $38,711 and $14,328 for the nine months ended September 30, 2022 and 2021, respectively.

d)
PPP loan

On April 13, 2020, the Company received funding in the principal amount of $8,000 under the CARES Act. Interest accrues at 1%. On February 14, 2022, the SBA forgave $7,667 of the PPP Loan with the remaining balance of $333 to be repaid over five years. The Company recognized the forgiveness of PPP Loan as a gain on debt extinguishment on the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022, the Company recorded $68 of the remaining PPP Loan as short-term debt and $209 as long-term debt on the condensed consolidated balance sheets.

e)
Senior Capital Term Loan Refinancing

In October 2020, FiscalNote, Inc., CQ Roll Call, VoterVoice, and Sandhill (all wholly-owned subsidiaries of FiscalNote Holdings, Inc. and collectively the “Borrower”), FiscalNote Holdings, Inc. and FiscalNote Holdings II, Inc. (collectively the “Guarantors”), Midcap Financial and Apollo ("Apollo"), Runway Growth Credit Fund Inc. as Agent (“Agent” or “Runway”), Arrowroot Capital IV, L.P. (“Arrowroot”), Corbel Capital Partners SBIC, L.P. (“Corbel”) and CFIC Partners II, LLC (“CFIC”) (collectively the “Old FiscalNote Lenders”) entered into various agreements ultimately providing for the Company to refinance its then existing long-term debt agreement. The transactions are collectively referred to as the “Old FiscalNote Refinancing” and the amended debt as the “Old FiscalNote Senior Term Loan.”

Pursuant to the terms of the New Senior Term Loan and concurrently with the Closing, the Company was required to repay the full outstanding balance of the Old FiscalNote Senior Term Loan of $136,713. In connection with the repayment, the Company incurred a prepayment fee of $1,500, legal costs associated with the repayment of $31 and wrote off loan origination fees of $1,000. This resulted in an aggregate loss of $685 due to early extinguishment of the Old FiscalNote Senior Term Loan during the three and nine months ended September 30, 2022.

The Old FiscalNote Senior Term Loan consisted of the First Out Term Loan and the Last Out Term Loan. Each of these loans had differing terms and conditions as outlined below.

First Out Term Loan

On September 30, 2021, the Company entered into Amendment No. 9 to the Old FiscalNote Senior Term Loan (“Amendment No. 9”). As a result of Amendment No. 9, certain of the Company’s financial covenants were updated to reflect the impact of recent acquisitions, the Company’s recently acquired domestic subsidiaries were joined as subsidiary guarantors of the facility, and certain restrictive covenants were modified in light of the Company’s current operations, among other matters. The Company also increased its principal balance of the Old FiscalNote Senior Term Loan with the First Out Lender by $10,000 and received loan proceeds of $9,555 net of origination fee and reimbursement of certain transaction expenses of $445. The Company incurred $75 of additional fees, totaling $520, which were expensed during the third quarter of 2021. In addition, on September 30, 2021, the Company entered into Amendment No. 2 to the Subordinated Promissory Note with GPO FN Noteholder LLC, which effected corresponding modifications to the financial and restrictive covenants thereunder. The Company accounted for Amendment No. 9 as a debt modification where the increased principal was recorded as an increase to the loan carrying value and all incurred fees were considered third-party fees and expensed as incurred.

On March 25, 2022 the Company entered into Amendment No. 11 to the Old FiscalNote Senior Term Loan (“Amendment No. 11”). As a result of Amendment No. 11, certain of the Company’s financial covenants were updated to reflect the Company's 2022 budget, FrontierView joined as a subsidiary guarantor of the facility, and certain restrictive covenants were modified in light of the Company’s current operations, among other matters. The Company also increased its principal balance of the Old FiscalNote Senior Term Loan by $20,000 less an origination fee and reimbursement of certain transaction expenses totaling $522 ($403 of which were expensed during the three months ended March 31, 2022 with the remaining $119 capitalized as debt issuance costs). Accordingly, pursuant to Amendment No. 11, the Company received net proceeds of $19,478. In addition, on March 25, 2022 the Company entered into Amendment No. 3 to the Subordinated Promissory Note with GPO FN Noteholder LLC, which effected corresponding modifications to the financial and restrictive covenants thereunder. As part of Amendment No. 11, the Company issued the Last Out Lenders warrants to purchase common stock of the Company that have been accounted for as additional deferred financing costs and recorded as a liability. The grant date fair value of the warrants issued to the Last Out Lenders was $436. The Company accounted for Amendment No. 11 as a debt modification where the increased principal was recorded as an increase to the loan carrying value and third-party fees expensed as incurred.

The Company was required to pay the First Out Lender monthly cash interest on the First Out Term Loan.

The First Out Term Loan contained a contingent default interest provision and a variable interest credit basis swap that were required to be bifurcated and treated as embedded derivative liabilities. An evaluation of the embedded features led to the conclusion that any associated value was immaterial and required no initial amount to be recorded.

A warrant to purchase 231,076 shares of common stock (the “First Out Lender Warrant”) was issued to the First Out Lender. The First Out Lender Warrant was issued as an additional fee in connection with the Old FiscalNote Refinancing. The Company has classified the First Out Lender Warrant as equity and it has been recorded at its initial fair value, with an offset to deferred financing costs, in the amount of $562. In connection with the Closing, the First Out Lender exercised its First Out Lender Warrant and at September 30, 2022 there are no outstanding First Out Lender Warrants.

The First Out Term Loan had a carrying balance of $55,307 as of December 31, 2021.

Last Out Term Loans

The Company was required to pay the Last Out Lenders Payment-in-Kind (“PIK”) interest at 13%, accrued monthly, as well as PIK fees of 12% per annum. The Company was also required to pay an exit fee of $1,500 at the earlier of the maturity date or repayment of the outstanding amount.

The Last Out Term Loans contained a $193 original issue discount. This discount was recorded at issuance against the loan principal and was subsequently amortized as additional interest expense using the effective interest method over the term of the Last Out Term Loans.

The Last Out Term Loan contained a lender default put and contingent default interest that are required to be bifurcated and treated as embedded derivative liabilities. An evaluation of the embedded features led to the conclusion that any associated value was immaterial and required no initial amount to be recorded.

The Last Out Lenders purchased Series F Preferred Stock from Apollo concurrently with the purchase of the outstanding loans as part of the Old FiscalNote Refinancing. The preferred stock was accounted for as temporary equity at its redemption value up until the Closing Date. On the Closing Date, all of the Series F Preferred Stock was converted into Class A Common Stock of New FiscalNote pursuant to the terms of the Business Combination Agreement.

Warrants to purchase a total of 118,700 shares of common stock (the “Last Out Lender Warrants”) were issued to the three Last Out Lenders, Arrowroot, CFIC, and Corbel as an additional fee in connection with the Refinancing under Amendment No. 11. The Company has classified the Last Out Lender Warrants as a liability and recorded them at their initial fair values, with offsetting deferred financing costs, in the aggregated amount of $436. The Last Out Lender Warrants remained outstanding subsequent to the Closing of the Business Combination.

The Last Out Term Loan had a carrying balance of $52,276 as of December 31, 2021.

f)
Senior Secured Subordinated Promissory Note

The Economist Group (“TEG”) Seller Note & Equity Sale

On December 29, 2020, (the "TEG" Closing Date), TEG, the Company, FN SPV Holdings Pty Ltd (“SPV”) and GPO FN Noteholder LLC (“GPO”) entered into various agreements (the “TEG Transactions”) to effect TEG’s divestiture of its investment in, and amounts due from, the Company.

On the TEG Closing Date, SPV purchased 11,139,995 shares of Series E Preferred Stock (“Series E PS”) from TEG for $23,040. In consideration for facilitating the transaction, the Company received a right to 5% of any gains realized by SPV upon liquidation of their Series E PS. GPO purchased the Original TEG Seller Note from TEG with a balance of $78,427 (the “New GPO Note”), which included the principal and accrued paid-in-kind interest of $48,960.

The Company did not receive any payment as a result of the TEG Transactions. The New GPO Note also amended and restated the Original TEG Seller Note to provide for, among other things, the addition of various conversion options. The New GPO Note continued to bear PIK interest at 12.577%.

The New GPO Note was convertible into common shares upon certain specified circumstances (the “Conversion Shares”). First, if a Qualifying IPO occurs prior to the payment in full of the New GPO Note, the Company shall have the right to require conversion of the total outstanding amount then due on the New GPO Note so long as GPO receives at the time of the Qualifying IPO at least $50,000 in cash in exchange for such Conversion Shares or prepayment of an amount of the New GPO Note, in each case representing an amount equal to the equivalent value of selling $50,000 of Conversion Shares in the Qualifying IPO. Second, GPO had the optional right immediately prior to or at any time subsequent to a Nonqualifying IPO to convert the outstanding principal amount of the New GPO Note into Conversion Shares at a certain conversion price. Third, GPO had the optional right, during the 90-day period prior to the maturity date of the New GPO Note, to convert the outstanding amount of the New GPO Note into Conversion Shares at a certain conversion price. Fourth, GPO had the optional right, immediately prior to a liquidation or reorganization event, or a change of control, to convert the outstanding amount of the New GPO Note into Conversion Shares at a certain conversion price. Certain of the Company's directors are affiliated with SPV, GPO, and Urgent.

Promissory Note

The embedded conversion option (“ECO”) in the New GPO Note contained both fixed and variable share settlement conditions. The conditions requiring settlement in fixed shares are evaluated as a conversion feature while those settleable in a variable number of shares are evaluated as a redemption feature.

The New GPO Note contained a BCF initially valued at $34,078 ($33,228 net of taxes). This was recorded as a credit to additional paid-in capital and resulted in a debt discount to be amortized as additional interest expense over the term of the New GPO Note.

The redemption feature was required to be bifurcated as an embedded derivative liability. The redemption feature was initially recorded at its fair value of $19,607. This resulted in a debt discount to be amortized as additional interest expense over the term of the New GPO Note. The derivative liability was revalued at each reporting period with changes being recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive loss.

The New GPO Note had a carrying balance of $78,154, net of unamortized discount of $38,999 and fair value of embedded derivatives of $28,058, as of December 31, 2021.

Pursuant to the terms of the New GPO Note and concurrent with the Closing, the Company repaid $50,000 of cash towards the outstanding balance due to the holder of the New GPO Note. The remaining principal and accrued interest balance of $45,900 was satisfied through the issuance of 6,555,791 common shares in Old FiscalNote which were then converted into 7,781,723 shares of Class A Common Stock of New FiscalNote based on the Exchange Ratio. In connection with the settlement of the New GPO Note, the Company wrote off unamortized debt discount of $29,554 and recognized an aggregate loss of $29,554 due to early extinguishment of the New GPO Note during the three and nine months ended September 30, 2022, as a result of the unpaid balance converting into shares pursuant to the variable-share conversion option. The loss on the early extinguishment of the new GPO note was recorded as a non-operating loss in Loss on debt extinguishment, net in the condensed consolidated statements of operations and comprehensive loss.

Series E Preferred Shares

The SPV purchase of outstanding Series E PS from TEG was a transaction between Company shareholders and as such there was no financial statement adjustment required. There was a contingent arrangement fee which did not require an adjustment to the condensed consolidated financial statements until such time as the occurrence is deemed probable and estimable. In accordance with the terms of the Series E PS, the Company received 250,000 shares of Old FiscalNote common stock that was retired in conjunction with the conversion of the Series E PS into Class A common stock of New FiscalNote pursuant to the terms of the Business Combination agreement on the Closing Date of the Transaction.

g)
8090 FV Subordinated Promissory Note

On December 29, 2021 the Company entered into a subordinated promissory note for $10,000 with 8090 FV LLC (the “8090 Note”) that would also allow the Company to increase the subordinated promissory notes by $8,000 on the same terms and conditions. The 8090 Note earned PIK interest of 12.5% beginning on March 1, 2022. The 8090 Note was subject to an exit fee in the same amount of accrued PIK interest. The exit fee together with unpaid principal and PIK interest was collectively "the Payoff Amount". The 8090 Note matures on the earlier of (i) a Deemed Liquidation Event and (ii) September 30, 2024. Upon maturity the 8090 FV LLC shall receive the greater of (i) the Payoff Amount and (ii) the mandatory buyback amount which is equal to the sum of (y) 150% of the original principal amount and (z) the amount of interest that has accrued. The Company incurred transaction expenses of $192 which were recorded as deferred financing costs to be amortized as additional interest expense using the effective interest method over the term of the 8090 FN Note. The Company started accruing for the ongoing interest and exit fee as interest expense each period on March 1, 2022 and recorded monthly interest expense to accrete for the final payment fee of $5,000 beginning on January 1, 2022. The Company recorded the second tranche commitment fee of $26 and $186 as an operating expense during the three and nine months ended September 30, 2022.

The Company concluded that the mandatory repayment upon an event of default and the mandatory buyback events required bifurcation as embedded derivative liabilities (put rights) and was accounted for as a single combined derivative liability recorded at fair value. The embedded derivative liabilities were initially valued at $2,400 as of December 31, 2021. At December 31, 2021, the Company recorded the derivative liabilities of $2,400 as a debt discount to be amortized as additional interest expense over the expected term using the effective interest method. The liability was marked-to-market each balance sheets period with the change being recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive loss.

The 8090 Note had a carrying balance of $9,867, net of unamortized discount of $2,533 and fair value of embedded derivatives of $2,400, as of December 31, 2021.

Pursuant to the terms of the New Senior Term Loan and concurrent with the Closing, the Company was required to repay the full outstanding balance of the 8090 Note of $16,256 (including $186 of accrued and unpaid interest on the amount of additional borrowings up to $8,000 the Company was entitled to). In connection with the repayment, the Company recognized an aggregate gain of $3,115 due to early extinguishment of the 8090 Note during the three and nine months ended September 30, 2022. The gain on the early extinguishment of the 8090 Note was recorded as a non-operating gain in Loss on debt extinguishment, net in the condensed consolidated statements of operations and comprehensive loss.

The Company recorded interest expense of $100 and $8,113 during the three and nine months ended September 30, 2022, respectively.

h)
FrontierView Convertible Notes

Concurrent with, and in order to finance the acquisition of FrontierView on November 19, 2021, the Company entered into a $15,000 convertible note with XC FiscalNote-B, LLC and a $3,000 convertible note with Skyone Capital Pty Limited, (collectively the “FrontierView Convertible Notes”). Keith Nilsson, a director of FiscalNote, is managing director of XC FiscalNote-B, LLC and Conrad Yiu, a director of FiscalNote, is director of Skyone Capital Pty Limited, respectively. Both lenders in the transaction are existing members of the board of directors of the Company as well as equity investors in the Company. Accordingly, the Company has presented the FrontierView Convertible Notes as a related party balance on the condensed consolidated balance sheets at December 31, 2021. The FrontierView Convertible Notes were subordinate to the Old FiscalNote Senior Term Loan and the New GPO Note, accrued no interest, did not provide for voluntary prepayment, mature at $27,000 in the event the conversion events had not occurred by September 30, 2024, and provided for automatic conversion as defined within the agreement at $27,000. The Company did not incur third party expenses related to the issuance of the FrontierView Convertible Notes.

The FrontierView Convertible Notes contained embedded features including automatic conversion upon a conversion event (both fixed and variable), optional conversion upon a change of control (both fixed and variable), optional redemption feature upon a change of control and redemption features upon an event of default. The conditions requiring settlement in fixed shares are evaluated as conversion features while those settleable in a variable number of shares are evaluated as redemption features.

The Company determined that the embedded conversion options were not clearly and closely related to the debt host. As the Company was a private company and its shares were not tradable, the shares would not be readily convertible to cash. Consequently, the embedded conversion options did not meet the net settlement criteria and thus, they did not meet the definition of a derivative. Upon settlement of the FrontierView Convertible Notes the Company determined there was no contingent beneficial conversion features.

The Company determined that the embedded redemption features were not clearly and closely related to the debt host and were required to be bifurcated from the debt host, and therefore were combined and accounted as a single embedded derivative liability. The Company determined that the fair value of the redemption features approximated zero and therefore did not assign any value to the embedded redemption features as of December 31, 2021.

The FrontierView Convertible Notes had a carrying balance of $18,295 as of December 31, 2021.

Pursuant to the terms of the FrontierView Convertible Note and concurrently with the Closing, in exchange for $27,000 of the amount due upon automatic conversion, the holders of the FrontierView Convertible Note received 2,274,642 common shares in Old FiscalNote which were then converted into 2,700,000 shares of Class A Common Stock of New FiscalNote based on the Exchange Ratio. In connection with the repayment, the Company recognized an aggregate loss of $7,138 due to early extinguishment of the FrontierView Convertible Notes, as a result of the balance converting into shares pursuant to the variable-share conversion option. The loss on the early extinguishment of the FrontierView Convertible Notes was recorded as a non-operating loss in loss on debt extinguishment, net in the condensed consolidated statements of operations and comprehensive loss.

During the three and nine months ended September 30, 2022, the Company recorded $237 and $1,567 of interest expense to accrete for the final payment fee of $9,000 at a computed annual effective interest rate of 15.2%, respectively.

i)
2021 Seller Convertible Notes and Term Loans

During the year ended December 31, 2021, the Company issued notes to certain sellers in conjunction with the 2021 Acquisitions (the “2021 Seller Notes”):

Fireside21

On April 30, 2021, the Company issued the Fireside sellers: (i) $7,350 of subordinated, unsecured promissory notes (the “Fireside Promissory Notes”) and (ii) $2,911 of convertible subordinated promissory notes (the “Fireside Convertible Notes”).

The Fireside Promissory Notes (i) provided for interest at the applicable federal rate (“AFR”) (0.89% at issuance), (ii) provided for maturity on the earlier of May 31, 2024 or upon an event of default, (iii) provided for no payments until maturity, (iv) allowed the Company to prepay in whole or in part from time to time, and (v) were subordinate to the Company’s Senior Term Loan and New GPO Note. The Company did not incur a material amount of issuance costs with respect to the Fireside Promissory Notes. The Fireside Promissory Notes were recorded at their issuance fair value of $4,971 with a debt discount of $2,379 to be amortized as additional interest expense over the term.

The Fireside Convertible Notes (i) provided for interest at the AFR (0.89% at issuance), (ii) provided for automatic conversion into 1,007,247 shares of Company common stock on the earlier of May 31, 2024 or a conversion event, (iii) provided for no payments until maturity, and (v) were subordinate to the Company’s Senior Term Loan and New GPO Note. Conversion events included closing of a firm commitment public offering or a change in control event. The Company did not incur a material amount of issuance costs with respect to the Fireside Convertible Notes. The Company recorded the Fireside Convertible Notes at its principal amount of $2,911 and recorded the debt premium of $2,350 as an increase to additional paid-in capital.

Pursuant to the terms of the Fireside Promissory Notes and concurrently with the Closing, the Company was required to repay the full outstanding balance of the Fireside Promissory Notes of $7,432 (including $82 of accrued and unpaid interest). In connection with the repayment, the Company recognized an aggregate loss of $1,422 due to early extinguishment of the Fireside Promissory Notes during the three and nine months ended September 30, 2022. The loss on the early extinguishment of the Fireside Promissory Notes was recorded as a non-operating loss in Loss on debt extinguishment, net in the condensed consolidated statements of operations and comprehensive loss.

Pursuant to the terms of the Fireside Convertible Notes and concurrently with the Closing, in exchange for $2,943 of the outstanding principal and accrued interest of the Fireside Convertible Notes, the holders received 848,564 common shares in Old FiscalNote which were then converted into 1,007,246 shares of Class A Common Stock of New FiscalNote based on the Exchange Ratio. No gain or loss on the settlement of the Fireside Convertible Notes was recognized as the Fireside Convertible Notes converted pursuant to their original conversion features.

The Company incurred total interest expense related to the Fireside Promissory Notes and the Fireside Convertible Notes, of $72 and $501 for the three and nine months ended September 30, 2022, and $214 and $356 for the three and nine months ended September 30, 2021, respectively.

Timebase

On May 7, 2021, the Company issued the Timebase sellers AUD 2,800 (USD equivalent of $2,185 on the date of issuance) of subordinated, convertible promissory notes (the “Timebase Convertible Notes”).

The Timebase Convertible Notes (i) provided for PIK interest of 4%, (ii) provided for maturity on the earlier of July 31, 2024 or an event of default, (iii) provided for automatic conversion upon a conversion event, (iv) provided for no payments until maturity, and (v) were subordinate to the Company’s Senior Term Loan and New GPO Note. Conversion events included closing of a firm commitment public offering or a change in control event. Upon a conversion event, the Timebase Convertible Notes shall convert into the same class and series of shares issued in the conversion event at the midpoint of the price range anticipated in such event. The Company did not incur a material amount of issuance costs with respect to the Timebase Convertible Notes. The Timebase Convertible Notes were recorded at their issuance fair value of $2,078 with a debt discount of $107 to be amortized as additional interest expense over the term.

Pursuant to the terms of the Timebase Convertible Notes and concurrently with the Closing, in exchange for $2,036 of the outstanding principal and accrued interest of the Timebase Convertible Notes, the holders received 173,120 common shares in Old FiscalNote which were then converted into 205,495 shares of Class A Common Stock of New FiscalNote based on the Exchange Ratio. The settlement of the Timebase Convertible Notes was treated as a redemption for accounting purposes, as a result of the balance converting into shares pursuant to the variable-share conversion option; accordingly, the Company recognized an aggregate gain of $0.1 million due to early extinguishment of those redeemed convertible notes during the three and nine months ended September 30, 2022. The gain on the early extinguishment of the Timebase Convertible Notes was recorded as a non-operating gain in loss on debt extinguishment, net in the condensed consolidated statements of operations and comprehensive loss.

The Company incurred total interest expense related to the Timebase Convertible Notes of $9 and $65 for the three and nine months ended September 30, 2022, and $28 and $45 for the three and nine months ended September 30, 2021, respectively.

Board.org

On June 3, 2021 the Company issued the Board.org sellers $4,300 of subordinated, convertible promissory notes (the “Board.org Convertible Notes”).

The Board.org Convertible Notes (i) provided for interest at the AFR (1.02% at issuance), (ii) provided for automatic conversion upon the earlier of May 31, 2024, an event of default and a conversion event, (iii) provided for no payments until maturity, and (iv) were subordinate to the Company’s Senior Term Loan and New GPO Note. Conversion events included closing of a firm commitment public offering or a change in control event. Upon conversion, the Board.org Convertible Notes provided for conversion into shares of the Company’s common stock at a conversion price of $4.30. The Company did not incur a material amount of issuance costs with respect to the Board.org Convertible Notes. The Company recorded the Board.org Convertible Notes at its principal amount of $4,300 and recorded the debt premium of $4,828 as an increase to additional paid-in capital.

Pursuant to the terms of the Board.org Convertible Notes and concurrently with the Closing, in exchange for $4,348 of the outstanding principal and accrued interest of the Board.org Convertible Notes, the holders received 1,011,749 common shares in Old FiscalNote which were then converted into 1,200,948 shares of Class A Common Stock of New FiscalNote based on the Exchange Ratio. The settlement of the Board.org Convertible Notes was treated as a redemption for accounting purposes, as a result of the balance converting into shares pursuant to the variable-share conversion option; accordingly, the Company recognized an aggregate loss of $7.6 million due to early extinguishment of those redeemed convertible notes during the three and nine months ended September 30, 2022. The loss on the early extinguishment of the Board.org Convertible Notes was recorded as a non-operating loss in Loss on debt extinguishment, net in the condensed consolidated statements of operations and comprehensive loss.

The Company incurred total interest expense related to the Board.org Convertible Notes of $4 and $26 for the three and nine months ended September 30, 2022, and $11 and $14 for the three and nine months ended September 30, 2021, respectively.

Total Debt

The Company was in compliance with all debt covenants as of September 30, 2022.

The following table summarizes the total estimated fair value of the Company's debt as of September 30, 2022 and December 31, 2021, respectively. These fair values are deemed Level 3 liabilities within the fair value measurement framework.

	September 30, 2022	December 31, 2021
New Senior Term Loan	$137,703	$-
Convertible notes	18,328	198,179
Aicel Convertible Note	1,030	-
First out term loan	-	56,960
Last out term loan	-	47,358
Senior secured subordinated promissory note	-	73,274
8090 FV Subordinated Promissory Note	-	14,597
Convertible notes - related parties	-	25,510
2021 seller convertible notes	-	23,648
Total	$157,061	$439,526

9. Stockholders’ Equity

Authorized Capital Stock

The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of September 30, 2022, the Company had 122,436,591 shares of Class A common stock issued and outstanding.

Prior to the Business Combination, Old FiscalNote had outstanding shares of Series A, Series B, Series C, Series C-1, Series D, Series D-1, Series E, Series F, and Series G convertible preferred stock (collectively, “Old FiscalNote Preferred Stock”). The Preferred Stock was recognized as temporary equity and recorded at its redemption value. Accordingly, for periods prior to the closing of the Transactions, Old FiscalNote recognized changes in its redemption value of its Preferred Stock of $24,351 and $78,037 for the period from July 1, 2022 to July 29, 2022 and for the three months ended September 30, 2021, respectively, and $26,570 and $218,250 for the period from January 1, 2022 to July 29, 2022 and for the nine months ended September 30, 2022, respectively.

Upon the Closing of the Business Combination, each share of Old FiscalNote’s Preferred Stock was converted into common stock and, immediately thereafter, each share of common stock that was issued and outstanding immediately prior to the effective time of the Business Combination was cancelled and converted into New FiscalNote Class A common stock with the application of the Exchange Ratio as discussed in Note 2 - Business Combination with DSAC.

Additionally, the Company has outstanding warrants to purchase shares of New FiscalNote Class A common stock that became exercisable upon the Closing of the Business Combination. Refer to Note 11 - Warrant Liabilities.

Class B Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 9,000,000 shares of Class B common stock, par value $0.0001 per share.

In connection with the Closing of the Business Combination, the Co-Founders, or entities controlled by the Co-Founders, received Class B shares of New FiscalNote common stock as consideration (see further details in Note 2).

As of September 30, 2022, 8,290,921 shares of Class B common stock were issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of September 30, 2022, there were no shares of preferred stock issued and outstanding.

Dividends

The Company's Class A and Class B common stock are entitled to dividends if and when any dividend is declared by the Company's board of directors, subject to the rights of all classes of stock outstanding having priority rights to dividends. The Company has not paid any cash dividends on common stock to date. The Company may retain future earnings, if any, for the further development and expansion of the Company's business and have no current plans to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of the Company's board of directors and will depend on, among other things, the Company's financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as the Company's board of directors may deem relevant.

10. Earnout Shares and RSUs

The shareholders and other equity holders of Old FiscalNote as described below are entitled to receive up to 19,195,100 additional shares of Class A common stock of New FiscalNote (the “Earnout Awards”) in the form of Earnout Shares or as shares reserved for issuances upon settlement of Earnout RSUs, as described below. The Earnout Awards are split into five tranches each consisting of 3,839,020 shares of Class A common stock in New FiscalNote. Certain Old FiscalNote equity holders will receive Earnout Restricted Stock Units (the “Earnout RSUs”), which are settled in Class A common stock. The right to receive Earnout Awards will expire five years after the Closing Date (the “Earnout Period”). Each tranche of the Earnout Awards will be issued only when the dollar volume-weighted average price of one share of New FiscalNote Class A common stock is greater than or equal to $10.50, $12.50, $15.00, $20.00, or $25.00, respectively, for any 10 trading days within any period of 20 consecutive trading days during the Earnout Period (collectively, the “Triggering Events”).

Pursuant to the terms of the Business Combination Agreement, the holders of Old FiscalNote common stock, Old FiscalNote warrants, vested Old FiscalNote options and vested Old FiscalNote RSUs outstanding immediately prior to the Closing Date will be entitled to receive their proportionate allocation of Earnout Shares subject to achievement of the Triggering Event. Holders of unvested Old FiscalNote options and unvested Old FiscalNote RSUs outstanding immediately prior to the Closing Date will be entitled to receive their proportionate allocation of Earnout Shares in the form of Earnout RSUs subject to achievement of the Triggering Event. To the extent the equity award issued upon New FiscalNote's assumption of such any Old FiscalNote Option or Old FiscalNote RSU (each a “Converted Award”) is outstanding and has vested as of the occurrence of a Triggering Event, the holder thereof will receive a proportionate allocation of Earnout Shares in lieu of Earnout RSUs.

If a Converted Award is forfeited after the Closing Date but prior to the Triggering Event, no Earnout RSUs will be issued for such Converted Award. The right to receive Earnout RSUs that have been forfeited shall be reallocated pro-rata to the remaining holders of vested Converted Awards in the form of Earnout Shares and unvested Converted Awards in the form of Earnout RSUs in the manner described above. Reallocated Earnout RSUs are subject to the remaining vesting schedule and conditions of the Converted Award held by such equity holder. The forfeiture and subsequent reallocation of the Earnout RSUs are accounted for as the forfeiture of the original award and the grant of a new award.

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. Upon Closing, the Company recognized $17,712 of share-based compensation expense for vested Earnout Awards. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares will be accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive loss. The liability was $116 and $68 as of July 29, 2022 and September 30, 2022, respectively, with $48 change in the fair value of earnout liabilities recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive loss.

The fair value of the total Earnout Awards at the closing of the Transaction on July 29, 2022 was estimated based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a daily basis over the Earnout Period using the most reliable information available. Assumptions used in the valuation are described below:

Valuation date share price	$8.43
Risk-free interest rate	2.7%
Expected volatility	40.0%
Expected dividends	0.0%
Expected term (years)	5

Risk free interest rate

The risk free interest rate for periods within the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant.

Expected dividend yield

The Company has never declared or paid any cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Expected term

For Earnout Awards, the expected term is determined to be 5 years from the Closing as this is the period over which the Triggering Events may be achieved.

Expected volatility

As Old FiscalNote was privately held from inception through the Closing, there was no specific historical or implied volatility information available. Accordingly, the Company estimates the expected volatility on the historical stock volatility of a group of similar companies that are publicly traded over a period equivalent to the expected term of the Earnout Awards. A point estimate of expected annual equity volatility of 40% was selected in the guideline companies’ historical range.

As of September 30, 2022, there was $4,342 of unrecognized compensation expense related to the Earnout Awards to be recognized over a weighted-average period of approximately three years. As of September 30, 2022, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

11. Warrant Liabilities

Upon the Closing of the Business Combination, the Company assumed 8,750,000 public warrants and 7,000,000 private placement warrants that were previously issued by Old DSAC. Each public warrant and private placement warrant is exercisable for 1.571428 shares of New FiscalNote Class A common stock (or an aggregate of up to 24,750,000 shares of New FiscalNote Class A common stock).

During the three months ended September 30, 2022, 388,534 public warrants were exercised into 610,548 shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of September 30, 2022, the Company had 8,361,466 public warrants and 7,000,000 private placement warrants outstanding with a per share fair value of $0.85. These warrants are accounted for as a liability and have a fair value of $13,091 at September 30, 2022.

Public Warrants

Each public warrant entitles the registered holder to acquire 1.571428 shares of the Company’s Class A common stock at a price of $7.32 per share, subject to adjustment as discussed below. The warrants became exercisable on August 29, 2022. A holder may exercise his or her warrants only for a whole number of shares of Class A common stock. The public warrants will expire July 29, 2027, or earlier upon redemption or liquidation.

Redemption of warrants for cash

The Company may call the public warrants for redemption for cash:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•
if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $11.45 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of the Company’s Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company for cash, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants for shares of Class A common stock

The Company may redeem the outstanding warrants for shares of Class A common stock:

•
in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares determined by reference to an agreed table, based on the redemption date and the “fair market value” of Class A common stock (as defined below) except as otherwise described below;
•
if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $6.36 per share (as adjusted per stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of the Company’s Class A common stock and equity-linked securities) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
•
if and only if, the private placement warrants are also concurrently exchanged at the same price (equal to a number of shares of our Class A common stock) as the outstanding public warrants, as described above.
•
The “fair market value” of the Class A common stock shall mean the average of the last reported sales price for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.567 shares of Class A common stock per warrant (subject to adjustment).

Private Placement Warrants

The private placement warrants are not redeemable by the Company so long as they are held by the sponsor of DSAC or its permitted transferees, except in certain limited circumstances. The DSAC Sponsor, or its permitted transferees, has the option to exercise the private placement warrants on a cashless basis and the DSAC Sponsor and its permitted transferees has certain registration rights related to the private placement warrants (including the shares of Class A common stock issuable upon exercise of the private placement warrants). Except as described in this section, the private placement warrants have terms and provisions that are identical to those of the public warrants. If the private placement warrants are held by holders other than the DSAC Sponsor or its permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the public warrants.

Old FiscalNote Warrants

In connection with the Closing, certain holders of Old FiscalNote warrant holders exercised their warrants and received 365,002 shares of Old FiscalNote which were then converted into 433,259 shares of Class A common stock of New FiscalNote based on the Exchange Ratio. At September 30, 2022, 118,700 warrants with an exercise price of $8.56, remain outstanding. These warrants are accounted for as a liability with a fair value of $208 at September 30, 2022, and are included as part of the other non-current liabilities within the condensed consolidated balance sheets.

12. Stock-Based Compensation

2022 Long-Term Incentive Plan

In connection with the Business Combination, the Company's board of directors adopted, and its stockholders approved, the 2022 Long-Term Incentive Plan (the “2022 Plan”) under which 20,285,600 shares of Class A common stock were initially reserved for issuance. The 2022 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, other stock-based awards and cash-based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2022 Plan automatically increases on the first day of each calendar year, beginning on and including January 1, 2023 and ending on and including January 1, 2027 equal to the lesser of (i) 3% of the total number of shares (e.g., each and every class of the Company's common stock) outstanding on the immediately preceding December 31 or (ii) 13,523,734 shares; provided, however, that the Company's Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares (the “Share Reserve”). The shares may be authorized, but unissued, or reacquired shares of the Company's shares or from the Company's treasury shares. Furthermore, subject to adjustments as set forth in the 2022 Plan, in no event will the maximum aggregate number of shares that may be available for delivery under the 2022 Plan pursuant to incentive stock options exceed the Share Reserve. The shares underlying any awards under the 2022 Plan that are forfeited, canceled, settled in cash, or otherwise terminated (other than by exercise) shall be added back to the Share Reserve available for issuance under the 2022 Plan and, to the extent permissible, the shares that may be issued as incentive stock options. As of September 30, 2022, no awards have been granted under the 2022 Plan.

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”). There are 3,267,760 shares of Class A common stock initially reserved for issuance under the ESPP. The number of shares of the Company’s Class A common stock available for issuance under the ESPP automatically increases on the first day of each calendar year, beginning on and including January 1, 2023 and ending on and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company's capital stock (e.g., each and every class of the Company's common stock) outstanding on the immediately preceding December 31, or (ii) 3,267,760 shares of the Company's Class A Common Stock; provided, however, that the Company's Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of the Company's Class A Common Stock. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will again become available for issuance under the ESPP. As of September 30, 2022, no shares have been issued under the ESPP.

2013 Equity Incentive Plan

Prior to the Closing of the Business Combination, the Company maintained the 2013 Equity Incentive Plan (the “2013 Plan”) that allowed for granting of incentive and non-qualified stock options to employees, directors, and consultants.

In connection with the Business Combination, each option granted under the 2013 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was assumed and converted into an option to purchase a number of shares of Class A common stock (rounded down to the nearest whole share) equal to the product of (i) the number of shares of Old FiscalNote common stock subject to such Old FiscalNote option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient obtained by dividing (A) the exercise price per share of such Old FiscalNote option immediately prior to the consummation of the Business Combination by (B) the Exchange Ratio. Stock option activity prior to the Business Combination was retroactively adjusted to reflect this conversion.

Awards outstanding under the 2013 Plan were assumed by New FiscalNote upon the Closing and continue to be governed by the terms and conditions of the 2013 Plan and applicable award agreement. Shares of the Company's common stock subject to awards granted under the 2013 Plan that expire unexercised or are cancelled, terminated, or forfeited in any manner without issuance of shares thereunder following the effective date of the 2022 Plan (as defined below), will not become available for issuance under the 2022 Plan.

In connection with the completion of the Business Combination and the adoption of the 2022 Plan, no additional awards will be granted under the 2013 Plan.

In determining related stock-based compensation expense for any award under the 2013 Equity Plan, the Company made an accounting policy election to account for forfeitures of awards as they occur and therefore stock-based compensation expense presented below has not been adjusted for any estimated forfeitures.

In February and July 2021, the shareholders of the Company approved amendments to the Company’s amended and restated Certificate of Incorporation to increase the number of authorized shares of common stock reserved for use under the 2013 Equity Incentive Plan from 8,912,023 to 12,294,973 shares of common stock.

The Company has historically issued stock options with exercise prices equal to the fair value of the underlying stock price. Prior to the completion of the Business Combination and listing of the Company’s common stock on the public stock exchange, the fair value of Old FiscalNote common stock that underlies the stock options was determined based on then-current valuation estimates at the time of grant. Because such grants occurred prior to the public trading of the Company’s common stock, the fair value of Old FiscalNote common stock was determined with assistance of periodic valuation analyses from an independent third-party valuation firm.

Performance Stock Options and Stock Units under the 2013 Plan

In 2021 and 2022, the Company granted various executives 2,673,751 performance stock options and 756,812 performance stock units that vest upon the occurrence of a successful public company listing and the Company’s stock price achieving certain price targets. The aggregate grant-date fair value of these executive performance stock options and stock units was estimated to be $7,295. As of September 30, 2022, there were 2,673,751 performance stock options and 424,041 performance stock units outstanding, respectively. The Company recognized $4,994 of share-based compensation expense for performance stock options and stock units, for which the related performance condition was met upon consummation of the Business Combination on July 29, 2022.

The following table summarizes activities related to stock options and performance stock units during the period presented:

Stock Options awards	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	8,695,002	$3.07	7.3	$52,941
Granted	380,251	8.66
Exercised	(136,788)	2.12
Cancelled and forfeited	(401,011)	4.53
Outstanding at September 30, 2022	8,537,454	$6.06	12.8	$28,402
Vested and exercisable as of September 30, 2022	4,659,611	$2.26	6.0	$19,347
Vested and expected to vest as of September 30, 2022	8,537,454

The following table summarizes the weighted-average assumptions used to estimate the fair value of stock options granted during the period presented:

Nine Months Ended
September 30, 2022
Expected volatility	30.09%
Expected life (years)	5.95
Expected dividend yield	0.00%
Risk-free interest rate	2.84%
Fair value of options	$4.39

At September 30, 2022, there was $5,437 of total unrecognized compensation cost related to outstanding unvested stock option awards including performance stock units that is expected to be recognized over a weighted-average period of approximately three years.

As of September 30, 2022, there were 653,079 restricted stock units outstanding under the 2013 Equity Plan. The following table summarizes the Company’s restricted stock unit activity for the period presented:

Restricted Stock Units	Number of shares	Weighted-average Grant Date Fair Value	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	773,063	$6.26	7.5	$6,943
Granted	252,705	8.91
Vested	(305,671)	3.16
Cancelled and forfeited	(67,018)	8.42
Outstanding at September 30, 2022	653,079	$8.51	8.2	$3,505
Vested as of September 30, 2022	-	$-	-	$-
Vested and expected to vest as of September 30, 2022	653,079

At September 30, 2022, there was $2,688 of total unrecognized compensation cost related to outstanding unvested restricted stock units that are expected to be recognized over a weighted-average period of approximately two years.

13. Transaction Costs, net

The Company incurred the following transaction costs related to businesses acquired and the consummation of the Business Combination during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Transaction costs related to acquired businesses	$432	$561	$1,004	$1,051
Non-capitalizable Business Combination costs	1,791	521	2,250	889
Change in contingent consideration liabilities	(655)	274	(2,192)	274
Contingent compensation expense	(293)	771	195	771
Total transaction costs	$1,275	$2,127	$1,257	$2,985

14. Earnings (Loss) Per Share

The Company has two classes of common stock authorized: Class A common stock and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to twenty-five votes per share. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one‑to‑one basis when computing net loss per share. As a result, basic and diluted net income (loss) per share of Class A common stock and Class B common stock are equivalent.

Earnings (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s net loss used in computing basic and diluted earnings per share is adjusted for the deemed dividends resulting from the accretion of Old FiscalNote's preferred shares to redemption value and beneficial conversion features, as applicable. The Company’s net loss used in computing diluted earnings per share is further adjusted for the marked-to-market fair value gain recognized for private warrants. The Old FiscalNote preferred shares were outstanding during the three and nine months ended September 30, 2021 and from January 1, 2022 to July 29, 2022, respectively. At the closing of the Business Combination, all of Old FiscalNote’s preferred shares were exchanged for Class A common stock of New FiscalNote. Diluted earnings (loss) per share considers the impact of potentially dilutive securities.

The components of basic and diluted earnings (loss) per shares are as follows:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2022	2021	2022	2021
Net loss	$(109,002)	$(27,958)	$(175,713)	$(88,462)
Deemed dividend - change in redemption value of preferred stock of Old FiscalNote	(24,351)	(78,037)	(26,570)	(213,797)
Deemed dividend - in conjunction with convertible debt modification	-	-	-	(4,000)
Deemed dividend - preferred stock issuance	-	-	-	(453)
Net loss used to compute basic loss per share	$(133,353)	$(105,995)	$(202,283)	$(306,712)
Marked-to-market fair value gain for private warrants	(23,310)	-	(23,310)	-
Net loss used to compute diluted loss per share	$(156,663)	$(105,995)	$(225,593)	$(306,712)
Denominator:
Weighted average common stock outstanding, basic	96,117,011	16,724,066	44,757,851	14,671,167
Dilutive effect of private warrants	118,919	-	118,919	-
Weighted average common stock outstanding, diluted	96,235,930	16,724,066	44,876,770	14,671,167

Net loss per shares, basic	$(1.39)	$(6.34)	$(4.52)	$(20.91)
Net loss per shares, diluted	$(1.63)	$(6.34)	$(5.03)	$(20.91)

Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive Earnout Awards	19,195,100	-	19,195,100	-
Anti-dilutive liability-classified public warrants	13,139,424	-	13,139,424	-
Anti-dilutive stock options	8,537,454	8,483,289	8,537,454	8,483,289
Anti-dilutive Convertible Notes	1,630,604	21,676,486	1,630,604	21,676,486
Anti-dilutive contingently issuable shares	1,477,517	783,288	1,477,517	783,288
Anti-dilutive restricted stock units	653,079	267,075	653,079	267,075
Anti-dilutive other liability - classified warrants	118,700	133,542	118,700	133,542
Anti-dilutive Aicel Convertible Notes	102,208	-	102,208	-
Anti-dilutive convertible preferred stock	-	46,895,197	-	46,895,197
Anti-dilutive convertible senior debt	-	17,724,461	-	17,724,461
Anti-dilutive equity-classified warrants	-	320,490	-	320,490
Total anti-dilutive securities excluded from diluted loss per share:	44,854,086	96,283,828	44,854,086	96,283,828

The weighted-average common shares and thus the net loss per share calculations and potentially dilutive security amounts for all periods prior to the Business Combination have been retrospectively adjusted to the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Historically reported weighted average shares outstanding have been multiplied by the Exchange Ratio (see Note 2).
15. Benefit from Income Taxes

Effective Tax Rate

The Company computes its quarterly and year-to-date provisions for income taxes by applying the estimated effective tax rates to the quarterly and year-to-date pre-tax income or losses and adjusting the provisions for discrete tax items recorded in the periods. For the three months ended September 30, 2022 the Company reported a tax benefit of $2,286 on a pre-tax loss of $111,288, which resulted in an effective tax rate of 2.05 percent. For the nine months ended September 30, 2022 the Company reported a tax benefit of $2,836 on a pre-tax loss of $178,549, which resulted in an effective tax rate of 1.59 percent. The Company’s effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to state taxes, the impact of a valuation allowance on the Company’s deferred tax assets, disallowed interest expense, non-includible income relating to the forgiveness of the Company’s PPP Loan, non-includible income relating to a fair value adjustment on contingent consideration, non-includible income for debt premium amortization relating to an equity transaction, and other nondeductible expenses including from the Q3 recapitalization. During the nine months ended September 30, 2022, the Company had discrete items relating to the change in the deferred state rate on the beginning balance of deferred taxes, amended tax returns, exercises of stock options, and a valuation allowance for Oxford Analytica Ltd.

For the three months ended September 30, 2021, the Company reported a tax benefit of $992 on a pretax loss of $28,950, which resulted in an effective tax rate of 3.43 percent. For the nine months ended September 30, 2021, the Company reported a tax benefit of $6,737 on a pretax loss of $95,199, which resulted in an effective tax rate of 7.08 percent. The Company's effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to state taxes, the impact of a valuation allowance on the Company’s deferred tax assets, disallowed interest expense and other nondeductible expenses. During the nine months ended September 30, 2021, the Company had a significant discrete item relating to the impact of changes in state tax rates on the Company’s deferred tax assets.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. For both the three and nine months ended September 30, 2022, the Company reported an uncertain tax position totaling $639 relating to a state tax filing position. In addition, the Company derecognized $89 deferred tax liabilities relating to historically reported R&D credits as the statute of limitations had expired during the nine months ended September 30, 2022. The Company has the following activities relating to unrecognized tax benefits for the periods presented:

	Three Months Ended September 30,
	2022		2021
Beginning balances at June 30, 2022 and 2021	$639		$(89)
Gross increases - tax positions in prior periods	-		-
Gross decreases - tax positions in prior periods	-		-
Gross increases - tax positions in current periods	-		-
Settlements	-		-
Lapses in statutes of limitations	-	-	-
Ending balances at September 30, 2022 and 2021	$639		$(89)

	Nine Months Ended September 30,
	2022		2021
Beginning balances at December 31, 2021 and 2020	$728		$110
Gross increases - tax positions in prior periods	-		-
Gross decreases - tax positions in prior periods	-		(21)
Gross increases - tax positions in current periods	-		-
Settlements	-		-
Lapses in statutes of limitations	(89)		-
Ending balances at September 30, 2022 and 2021	$639		$89

Net Operating Losses

At December 31, 2021, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $140,794, of which a portion is subject to annual limitation. Based on estimates as of September 30, 2022, the Company expects that approximately $30,355 of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2022. This estimate may change based on changes to actual results reported on the 2021 U.S. tax return.

16. Fair Value Measurements and Disclosures

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments.

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$7,141	$-	$-	$7,141
Private placement warrants	-	5,950	-	5,950
Contingent liabilities from acquisitions	-	-	1,609	1,609
Liability classified warrants	-	-	208	208

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent liabilities from acquisitions	$-	$-	$5,104	$5,104
Liability classified warrants	-	-	1,021	1,021
Embedded redemption features on Convertible Notes	-	-	4,228	4,228
Embedded redemption features on Promissory Note	-	-	28,058	28,058
Embedded redemption features on 8090 FV Note	-	-	2,400	2,400

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	Contingent Liabilities from Acquisitions	Liability Classified Warrants	Embedded Redemption Features on Convertible Notes	Embedded Redemption Features on Promissory Note	Embedded Redemption Features on 8090 FV Note
Balance at December 31, 2020	$276	$330	$10,805	$19,607	$-
Derivative liabilities at issuance date	-	-	5,972	-	-
Contingent considerations and compensation at acquisition date	3,102	-	-	-	-
Settlement	(276)	-	-	-	-
Change in fair value included in the determination of net loss(a)	1,045	694	2,365	6,347	-
Balance at September 30, 2021	$4,147	$1,024	$19,142	$25,954	$-

Balance at December 31, 2021	$5,104	$1,021	$4,228	$28,058	$2,400
Liability classified warrants at issuance date	-	436	-	-	-
Private placement warrants at the Closing of the Business Combination	-	-	-	-	-
Contingent consideration at acquisition date	300	-	-	-	-
Contingent compensation recognized	622	-	-	-	-
Change in fair value included in the determination of net loss(a)	(2,192)	(89)	(2,097)	3,923	1,264
Earned contingent consideration settled	(531)	-	-	-	-
Cash contingent compensation earned and subsequently settled	(1,267)	-	-	-	-
Unearned contingent compensation reversal	(427)	-	-	-	-
Extinguishment and/or settlement upon conversion	-	(1,160)	(2,131)	(31,981)	(3,664)
Balance at September 30, 2022	$1,609	$208	$-	$-	$-
(a)
The change in contingent liabilities from acquisitions is recorded as transaction costs on the condensed consolidated statements of operations and comprehensive loss.

Public Warrants

The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The public warrants were initially recognized as a liability in connection with the Business Combination on July 29, 2022 at a fair value of $5,688. As of September 30, 2022, the estimated fair value of the public warrants was $7,141. The non-cash loss of $1,453 resulting from the change in fair value of the public warrants between July 29, 2022 and September 30, 2022 is recorded in change in fair value of warrant liabilities in our condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2022.

Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on July 29, 2022 at a fair value of $29,259. As of September 30, 2022, the estimated fair value of the private warrants was $5,950. The non-cash gain of $23,310 resulting from the change in fair value of the public warrants between July 29, 2022 and September 30, 2022 is recorded in change in fair value of warrant liabilities in our condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2022. The fair value of the private placement warrants was estimated using a binomial options pricing model. The following table presents the assumptions used to determine the fair value of the private placement warrants at July 29, 2022 and September 30, 2022:

	September 30, 2022	July 29, 2022
Valuation date share price	$6.37	$8.43
Risk-free interest rate	4.1%	2.7%
Expected volatility	12.7%	40.0%
Expected dividends	0.0%	0.0%
Expected term (years)	4.83	5.00
Fair value (in dollars)	$0.85	$2.66

Contingent Liabilities from acquisitions

The contingent liabilities from acquisitions are classified as Level 3 in the fair value hierarchy. At September 30, 2022 the contingent consideration and compensation relates to the acquisition of Curate. The Company estimated the fair value of the Equilibrium, Predata, Curate, Forge, and FrontierView contingent consideration and compensation using a Monte Carlo simulation. These fair value measurements are based on significant inputs not observable in the market and thus represents Level 3 measurements as defined in ASC 820. Significant changes in the key assumptions and inputs could result in a significant change in the fair value measurement of the contingent consideration.

The following inputs and assumptions were used to value contingent liabilities from acquisitions as of September 30, 2022:

Curate
Risk premium	10.00%
Risk free rate	4.14%
Revenue volatility	25.00%
Expected life (years)	1.5

The following inputs and assumptions were used to value contingent liabilities from acquisitions as of December 31, 2021:

	Equilibrium	Predata	Curate	Forge	FrontierView
Risk premium	8.00%	6.00%	9.00%	11.00%	8.00%
Risk free rate	0.53%	0.06%	0.62%	0.73%	0.38%
Revenue volatility	30.00%	20.00%	30.00%	40.00%	30.00%
Expected life (years)	1.4	0.1	1.7	2.0	1.6

The Comerica Warrants and Eastward Warrants were recorded in other current liabilities at December 31, 2021 and were classified as Level 3 in the fair value hierarchy. In connection with the Closing, the holders of the Comerica Warrants and the Eastward Warrants exercised their warrants and at September 30, 2022 there are no outstanding Comerica Warrants and Eastward Warrants.

The fair value of the Comerica Warrants was calculated using the Black-Scholes calculation with the following inputs.

December 31, 2021
Series B preferred stock fair value	$9.39
Time to maturity (years)	3.5
Risk-free interest rate	1.04%
Volatility	56%
Exercise price	$2.02

The fair value of the Eastward Warrants was calculated using the Black-Scholes calculation with the following inputs:

December 31, 2021
Common stock fair value	$8.98
Time to maturity (years)	5.0
Risk-free interest rate	1.26%
Volatility	49%
Exercise price	$1.47

The Last Out Lender Warrants are classified as Level 3 in the fair value hierarchy. The fair value of the Last Out Lender Warrants (see Note 8) is calculated using the Black-Scholes calculation with the following inputs:

September 30, 2022
Common stock fair value	$6.37
Time to maturity (years)	2.8
Risk-free interest rate	4.24%
Volatility	52%
Exercise price	$8.56

The Company used a probability-weighted expected return method (“PWERM”) for estimating the fair value of the embedded redemption features. Key assumptions used to estimate the fair value of the embedded redemption features included selected discount rates, enterprise value, and probability and timing of possible exit scenarios. Based on the terms and provisions of the Convertible Notes, the New GPO Note, the 8090 FV Note, and the FrontierView Convertible Notes, the Company utilized a PWERM to estimate the fair value of the embedded derivative features requiring bifurcation as of the respective issuance dates and on December 31, 2021. The respective amounts of the embedded redemption liabilities were reflected on a combined basis with the notes in the consolidated balance sheet as of December 31, 2021.

The fair value of the respective notes with the derivative features was compared to the fair value of a note excluding the derivative features, which was calculated based on the present value of the future cash flows (a “with and without” methodology). The difference between the two values represents the fair value of the bifurcated derivative features as of each respective valuation date.

The key inputs to the valuation models that were utilized to estimate the fair value of the derivative liabilities included:

•
The probability-weighted conversion discount was based on the contractual terms of the respective notes agreement and the expectation of the pre-money valuation of the Company as of the estimated date that the next equity financing event might occur.
•
The remaining term was determined based on the remaining time period to maturity of the related respective notes with embedded features subject to valuation (as of the respective valuation date).
•
The Company’s equity volatility estimate was based on the historical equity volatility of a selection of the Company’s comparable guideline public companies, based on the remaining term of the respective notes.
•
The risk rate was the discount rate utilized in the valuation and was determined based on reference to market yields for debt instruments with similar credit ratings and terms.
•
The probabilities and timing of the next financing event and default event were based on management’s best estimate of the future settlement of the respective notes.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. Excluding the impairment of an operating lease asset related to certain unoccupied office space as disclosed in Note 5, no other impairment events were identified during the nine months ended September 30, 2022 and 2021.

Excluding a total of $1,267 earned cash contingent compensation related to FrontierView and Forge being transferred from Level 3 to Level 1 during the nine months ended September 30, 2022, there were no other transfers of assets or liabilities between levels during the nine months ended September 30, 2022 and 2021.

Changes to fair value are recognized as income or expense in the condensed consolidated statements of operations and comprehensive loss.

17. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.

On May 13, 2022, Old FiscalNote received a letter from GPO FN Noteholder LLC (the “Disputing Lender”) disputing such lender’s pro forma beneficial ownership set forth Amendment No. 4 to the Company’s Registration Statement on Form S-4 dated May 9, 2022. The terms governing Old FiscalNote’s indebtedness with the Disputing Lender provided that, in connection with the Business Combination, and following a $50.0 million repayment, the remainder of such indebtedness could be converted at Old FiscalNote’s option into shares of Old FiscalNote common stock based upon a conversion price determined in accordance with the terms of such indebtedness. The shares of Old FiscalNote common stock issued upon such conversion were issued prior to the Business Combination and thereafter were exchanged for 7,781,723 shares of our Class A common stock. In connection with the Business Combination, the Disputing Lender claimed it was owed approximately 4.4 million additional shares of the Company’s Class A common stock. Management has considered the Disputing Lender’s claims and believes that the Disputing Lender received the correct number of shares of Class A common stock pursuant to the terms of the indebtedness. The Company intends to vigorously defend its position that the Disputing Lender received the correct number of shares. Discussions between the Company and the Disputing Lender are in the preliminary stages, and the ultimate resolution of the foregoing is not determinable at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information that FiscalNote’s management believes is relevant to an assessment and understanding of FiscalNote’s condensed consolidated results of operations and financial condition. The discussion should be read together with the unaudited interim condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “FiscalNote,” “we,” “us,” or “our” refer to the business of Old FiscalNote, which became the business of New FiscalNote and its subsidiaries following the Closing.

Certain monetary amounts, percentages and other figures included below have been subject to rounding adjustments as amounts are presented in thousands. Percentage amounts included below have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts may vary from those obtained by performing the same calculations using the figures in our condensed consolidated financial statements included elsewhere herein. Certain other amounts that appear below may not sum due to rounding.

Overview

FiscalNote is a technology and data company delivering critical legal data and insights in a rapidly evolving economic, political and regulatory world. By combining AI, machine learning and other technologies with analytics, workflow tools, and expert research, FiscalNote seeks to reinvent the way that organizations minimize risks and capitalize on opportunities associated with rapidly changing legal and policy environments. Through a number of our products, FiscalNote ingests unstructured legislative and regulatory data, and employs AI and data science to deliver structured, relevant and actionable information that facilitates key operational and strategic decisions by global enterprises, midsized and smaller businesses, government institutions, trade groups and nonprofits. FiscalNote delivers that intelligence through its suite of public policy and issues management products, coupled with expert research and analysis of markets and geopolitical events, as well as powerful tools to manage workflows, advocacy campaigns and constituent relationships.

Business Combination

On July 29, 2022 (the “Closing Date”), we consummated the transactions contemplated by the Agreement and Plan of Business Combination, dated November 7, 2021, as amended on May 9, 2022 (the “Merger Agreement”), by and among FiscalNote Holdings, Inc., a Delaware corporation (“Old FiscalNote”), Duddell Street Acquisition Corp., a Cayman Islands exempted company (“DSAC”), and Grassroots Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of DSAC (“Merger Sub” and, together with DSAC, the “DSAC Parties”). Pursuant to these transactions, Merger Sub merged with and into Old FiscalNote, with Old FiscalNote becoming a wholly owned subsidiary of DSAC (the “Business Combination” and, collectively with the other transactions described in the Business Combination Agreement, the “Transactions”). On the Closing Date, and in connection with the closing of the Transactions (the “Closing”), DSAC domesticated and continued as a Delaware corporation under the name of “FiscalNote Holdings, Inc.” (“New FiscalNote”).

We accounted for the Business Combination as a reverse recapitalization whereby Old FiscalNote was determined as the accounting acquirer and DSAC as the accounting acquiree. While DSAC was the legal acquirer in the Business Combination, because Old FiscalNote was determined as the accounting acquirer, the historical financial statements of Old FiscalNote became the historical financial statements of the combined company, upon the consummation of the Business Combination. Accordingly, New FiscalNote, as the parent company of the combined business, is the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC.

The Business Combination had a significant impact on our reported financial position and results as a result of the reverse recapitalization. The most significant change in our reported financial position and results was an increase in net cash of $65.6 million from gross cash proceeds of $325.0 million, including $114.0 million from the backstop agreement with the sponsor of DSAC, $61.0 million from DSAC’s trust account from its initial public offering, and $150.0 million from the New Senior Term Loan. Such gross proceeds were offset by $45.2 million transaction costs, which principally consisted of advisory, legal and other professional fees, and were recorded in Additional Paid-in Capital, net of proceeds from the DSAC trust and $3.5 million of debt issuance costs paid out of the proceeds of the New Senior Term Loan on the Closing Date, of which $2.8 was capitalized and $0.7 million included in the loss on debt extinguishment. Cumulative debt repayments, inclusive of accrued but unpaid interest, of $210.7 million were paid in conjunction with the close, which consisted of a $75.3 million repayment of the First out term loan, $61.7 million repayment of the Last out term loan, a $50.0 million payment used to retire the non-converting portion of the Senior Secured Subordinated Promissory Note, a $16.3 million repayment of the 8090 FV Subordinated Promissory Note, and $7.4 million repayment of the 2021 Seller Notes.

In connection with the Business Combination, we recognized a $34.9 million warrant liability on our condensed consolidated balance sheets for the fair value of the public warrants and private placement warrants that were previously issued by DSAC and assumed by New FiscalNote in the Business Combination, along with the additional private placement warrants that were issued upon the closing of the Business Combination. We adjust the liability-classified warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statement of operations. As a result of the recurring fair value measurement, our future financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.

In connection with the Business Combination, we recognized (a) $28.9 million of incremental stock-based compensation charges that consisted of $5.0 million related to certain awards that vested as a result of the Business Combination, $6.2 million related to awards issued to our CEO, COO, and CFO pursuant to their respective employment agreements, and $17.7 million related to the Earnout Awards that may be issued to shareholders and equity award holders that for accounting purposes are treated as compensation awards (See Note 14 of our condensed consolidated financial statements), (b) $45.3 million of loss on debt extinguishment as a result of repayment of certain of our outstanding debt, as well as the conversion of our convertible debt as part of the Business Combination, and (c) $32.1 million interest charge related to the derecognition of the beneficial conversion feature associated with our converted debt.

As a consequence of the Business Combination, we became an SEC-registered and NYSE-listed company, which may require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Upon Closing, we began to incur additional public company expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources.

Impact of the COVID-19 Pandemic

The outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020, led to adverse impacts on the U.S. and global economies, disruptions of financial markets, and created uncertainty regarding potential impacts to the Company’s operations, vendors, and customer demand. The COVID-19 pandemic has impacted, and could further impact, the Company’s operations and the operations of the Company’s suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our long-term revenue growth and profitability, is uncertain and depends on factors, including the duration of the pandemic and any resurgences or new variants (such as the recent surge of the Delta and Omicron variants), the severity of the disease, responsive actions taken by public health officials or by us, the development, distribution and public acceptance of treatments and vaccines, the impacts on our customers and our sales cycles, our ability to generate new business leads, the impacts on our customers, employee and industry events, and the effects on our vendors, all of which are uncertain and currently cannot be predicted with any degree of certainty. Due to our primarily subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. If the COVID-19 pandemic has a substantial impact on our employees’, business partners’ or customers’ productivity, our results of operations and overall financial performance may be harmed. In addition, the global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided.

Factors Impacting the Comparability of Our Operating Results

During the year ended December 31, 2021, we completed the following nine acquisitions:

•
Oxford Analytica on February 12, 2021 for $6.5 million, consisting of cash and stock;
•
Fireside on April 30, 2021 for $17.5 million, consisting of cash, seller notes and convertible notes;
•
Timebase on May 7, 2021 for $4.3 million, consisting of cash and convertible notes;
•
Board.org on June 3, 2021 for $19.2 million, consisting of cash and convertible notes;
•
Equilibrium on June 25, 2021 for $9.4 million, consisting of cash and stock;
•
Predata on June 30, 2021 for $8.6 million, consisting of cash and stock;
•
Curate on August 27, 2021 for $8.4 million, consisting of cash and stock;
•
Forge.ai on September 9, 2021 for $11.8 million, consisting of cash and stock; and
•
Frontier Strategy Group on November 19, 2021 for $18.1 million cash.

In addition, we acquired FactSquared on December 31, 2020 for $4.3 million consisting of cash and stock. Unless noted otherwise, we refer to the acquisition of FactSquared and the acquisitions in calendar year 2021 as the “2021 Acquisitions.”

On July 29, 2022 we completed the acquisition of Aicel Technologies for $8.7 million, consisting of stock. On September 30, 2022 we completed the asset acquisition of DT-Global for approximately $0.6 million. We refer to these two acquisitions as the “2022 Acquisitions”, respectively. The 2022 Acquisitions did not have a material impact on our condensed consolidated statement of operations for the three and nine months ended September 30, 2022. The 2021 Acquisitions and Aicel contributed approximately $8.5 million and $4.4 million of subscription revenue, net of a deferred revenue adjustment of approximately $0.1 million and $1.2 million, during the three months ended September 30, 2022 and 2021, respectively, and $22.4 million and $7.3 million, net of a deferred revenue adjustment of approximately $1.9 million and $1.5 million, during the nine months ended September 30, 2022 and 2021, respectively. The 2021 Acquisitions and Aicel contributed Advisory, advertising and other revenue of approximately $0.7 million during the three months ended September 30, 2022 and 2021, and $4.0 million and $1.5 million during the nine months ended September 30, 2022 and 2021, respectively.

The consideration transferred in exchange for the 2021 Acquisitions and Aicel included a combination of cash, stock, seller notes, and contingent payments that may be settled in cash, stock, or a combination of both cash and stock. We account for contingent payments in accordance with ASC 805 which requires us to determine whether the contingent payment is considered a component of the fair value of the consideration paid to the seller (e.g., “purchase price”) or as post-combination compensation expense, generally due to employee conditions associated with the contingent payments. In either case, the use of contingent payments may introduce future non-cash earnings volatility due to the requirement to fair value certain contingent payments each balance sheet date until the contingent payment has either been earned, or the earnout period expires. During the nine months ended September 30, 2022, we recognized non-cash gains associated with our contingent payments totaling $2.2 million, primarily related to a reversal of previously recognized contingent liabilities that expired unearned during the period. During the year ended December 31, 2021, we incurred non-cash fair value charges associated with our contingent payments totaling $2.2 million. We believe that the use of contingent payments benefits both the Company and the sellers from whom we acquire companies by enabling all parties to participate in the upside of the acquired companies achieving their contingent payment requirements. We will continue to evaluate the aggregate amount, mix and structure of consideration we offer to acquire companies as we execute on our corporate development strategy in the future, in order to achieve the best possible return for the Company.

As a result of our acquisitions in 2021 and 2022, respectively, we have, and will continue to incur, significant non-cash amortization expense related to the amortization of purchased intangibles, which have reduced our operating income by approximately $1.7 million and $1.3 million during the three months ended September 30, 2022 and 2021, and $5.0 million and $2.6 million during the nine months ended September 30, 2022 and 2021, respectively.

From time to time, management reviews the Company’s existing products and services based on their financial (e.g., revenue, margin) profile and strategic factors. In connection with such a review in 2020 and 2021 management decided to cease selling certain non-core subscription products representing subscription revenue of approximately $0.3 million and $0.5 million during the three months ended September 30, 2022 and 2021, and $0.9 million and $1.8 million during the nine months ended September 30, 2022 and 2021, respectively.

We continue to invest for future growth. We are focused on several key growth levers, including cross-selling and upselling opportunities at existing clients, expanding our client base with a focus on enterprise and government customers, expansion into adjacent markets and deepening our offerings for regulated industries or sectors, and continuing to execute on our acquisition strategy. Several of these growth drivers require investment in and refinement of our go-to-market approach and, as a result, we may continue to incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses specific to subscription revenue.

We plan to invest a significant portion of the net proceeds from the Business Combination in building innovative products, acquiring complementary businesses, attracting new customers and expanding our leadership role in the legal and regulatory information market. We drive growth both organically and through acquisitions. We regularly evaluate acquisitions and investment opportunities in complementary businesses to supplement our existing platform, enable us to enter new markets and ensure that we are well positioned to provide critical insights to the regulated sectors of the future. Past acquisitions have enabled us to deliver innovative solutions in new categories, such as global risk analysis and environmental, social and governance (“ESG”) automation software, analytics and integration, and new data sets to enhance the functionality of our existing products. Strategic acquisitions will remain a core component of our strategy in the future.

Seasonality

Our cash flows from operations are primarily generated from payments from subscription customers with a standard term of 12 months. When a customer enters into a new subscription agreement, or submits a notice to renew their subscription, we typically invoice for the full amount of the subscription period, record the balance to deferred revenues and ratably recognize the deferral throughout the subscription period. As a result, we experience cash flow seasonality throughout the year, with a heavier weighting of operating cash inflows occurring during the first and fourth quarters of the year, when most subscription invoices are sent, as compared to the second and third quarters of the year. Accordingly, the subscription revenue we earn in the second half of the calendar year is usually greater than the first half of the calendar year, with the fourth quarter normally our largest quarter of revenue recognition during the calendar year.

Key Performance Indicators

In addition to our GAAP results further described and discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we monitor the following key performance indicators to evaluate growth trends, prepare financial projections, make strategic decisions, and measure the effectiveness of our sales and marketing efforts. Our management team assesses our performance based on these key performance indicators because it believes they reflect the underlying trends and indicators of our business and serve as meaningful indicators of our continuous operational performance.

Annual Recurring Revenue (“ARR”)

Approximately 90% of our revenues are subscription based, which leads to high revenue predictability. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for subsequent periods. We use ARR as a measure of our revenue trend and an indicator of our future revenue opportunity from existing recurring subscription customer contracts. We calculate ARR on an account level by annualizing the contracted subscription revenue, and our total ARR as of the end of a period is the aggregate thereof. ARR is not adjusted for the impact of any known or projected future customer cancellations, upgrades or downgrades, or price increases or decreases. The amount of actual revenue that we recognize over any 12-month period is likely to differ from ARR at the beginning of that period, sometimes significantly. This may occur due to timing of the revenue bookings during the period, cancellations, upgrades, or downgrades and pending renewals. ARR should be viewed independently of revenue as it is an operating metric and is not intended to be a replacement or forecast of revenue. Our calculation of ARR may differ from similarly titled metrics presented by other companies.

Our ARR at September 30, 2022 and December 31, 2021, was $108 million and $97 million, respectively. Our ARR at September 30, 2022 and 2021, excluding the 2021 Acquisitions and 2022 Acquisitions, was $69 million and $63 million, respectively. ARR of the 2021

Acquisitions, and 2022 Acquisitions, was approximately $39 million and $32 million as of September 30, 2022 and 2021, respectively, including pre-acquisition ARR performance of the 2021 Acquisition companies and 2022 Acquisitions on the basis reported to FiscalNote in connection with such company’s acquisition.

Run-Rate Revenue

Management also monitors Run-Rate Revenue, which we define as ARR plus non-subscription revenue earned during the last twelve months. We believe Run-Rate Revenue is an indicator of our total revenue growth, incorporating the non-subscription revenue that we believe is a meaningful contribution to our business as a whole. Although our non-subscription business is non-recurring, we regularly sell different advisory services to repeat customers. The amount of actual subscription and non-subscription revenue that we recognize over any 12-month period is likely to differ from Run-Rate Revenue at the beginning of that period, sometimes significantly. Our Run-Rate Revenue at September 30, 2022 and December 31, 2021, including our 2021 Acquisitions and 2022 Acquisitions, was approximately $121 million and $109 million, respectively. Our Run-Rate Revenue at September 30, 2022 and 2021, excluding the 2021 Acquisitions and 2022 Acquisitions, was approximately $76 million and $68 million, respectively. Run-Rate Revenue of the 2021 Acquisitions was approximately $45 and $38 million as of September 30, 2022 and 2021, respectively, including pre-acquisition Run-Rate Revenue performance of the 2021 Acquisition companies and 2022 Acquisitions on the basis reported to FiscalNote in connection with such company’s acquisition.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. For our federal government clients, we consider subdivisions of the same executive branch department or independent agency (for example, divisions of a single federal department or agency) to be a single customer for purposes of calculating our account-level ARR and NRR. For our commercial clients, we consider subdivisions of the same legal entity as separate customers. Customers from acquisitions are not included in NRR until they have been part of our condensed consolidated results for 12 months. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. NRR was 99% for the three months ended September 30, 2022 and 2021, respectively.

Non-GAAP Financial Measures

In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. Where applicable, we provide reconciliations of these non-GAAP measures to the corresponding most closely related GAAP measure. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure. While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures.

Adjusted Revenue

Adjusted revenue represents revenue adjusted to include amounts that would have been recognized if deferred revenue was not adjusted to fair value in connection with the 2021 Acquisitions. Adjusted revenue is presented because we use this measure to evaluate performance of our business against prior periods and believe it is a useful indicator of the underlying performance of our business. Adjusted revenue is not a recognized term under U.S. GAAP. Adjusted revenue does not represent revenues, as that term is defined under GAAP, and should not be considered as an alternative to revenues as an indicator of our operating performance. Adjusted revenue as presented herein is not necessarily comparable to similarly titled measures presented by other companies.

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define Adjusted Gross Profit as Adjusted Revenue minus cost of revenues, before amortization of intangible assets that are included in costs of revenues. We define Adjusted Gross Profit Margin as Adjusted Gross Profit divided by Adjusted Revenues.

We use Adjusted Gross Profit and Adjusted Gross Profit Margin to understand and evaluate our core operating performance and trends. We believe these metrics are useful measures to us and to our investors to assist in evaluating our core operating performance because it provides consistency and direct comparability with our past financial performance and between fiscal periods, as the metrics eliminate the non-cash effects of amortization of intangible assets and deferred revenue, which are non-cash impacts that may fluctuate for reasons unrelated to overall operating performance.

Adjusted Gross Profit and Adjusted Gross Profit Margin have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP and should not be considered as replacements for gross profit and gross profit margin, as determined by GAAP, or as measures of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes. Adjusted Gross Profit and Adjusted Gross Profit Margin as presented herein is not necessarily comparable to similarly titled measures presented by other companies.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA reflects further adjustments to EBITDA to exclude certain non-cash items and other items that management believes are not indicative of ongoing operations. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by Adjusted Revenue.

We disclose EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin in this Quarterly Report on Form 10-Q because these non-GAAP measures are key measures used by management to evaluate our business, measure our operating performance and make strategic decisions. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors and others in understanding and evaluating our operating results in the same manner as management. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for net loss, net loss before income taxes, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze our business would have material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate non-GAAP financial measures, which reduces their comparability. Because of these limitations, you should consider EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin alongside other financial performance measures, including net income and our other financial results presented in accordance with GAAP.

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues account for approximately 90% of our total revenues for the nine months ended September 30, 2022 and 2021. No single customer accounted for more than 5% of revenues during the three and nine months ended September 30, 2022 and 2021, and our 10 largest customers represented less than 10% of our total revenues for the for the same periods. In calculating the aforementioned revenue concentration, (i) for our federal government clients, we consider subdivisions of the same executive branch department or independent agency (for example, divisions of a single federal department or agency) to be separate customers; and (ii) for our commercial clients, we consider subdivisions of the same legal entity as separate customers.

Subscription Revenue

Subscription revenues consist of revenue earned from subscription-based arrangements that provide customers the right to use the Company’s software and products in a cloud-based infrastructure. Subscription revenues are driven primarily by the number of active licenses, the types of products and the price of the subscriptions. The Company also earns subscription-based revenues by licensing to customers its digital content, including transcripts, news and analysis, images, video and podcast data.

Our subscription arrangements generally have contractual terms of 12 months or more and are non-refundable regardless of the actual use of the service. Subscription revenues are recognized ratably over the non-cancellable contract terms beginning on the commencement date of each contract, which is the date our service is first made available to customers.

Advisory, Advertising, and Other Revenue

Advisory revenue is typically earned under contracts for specific deliverables and are non-recurring in nature, although we regularly sell different advisory services to repeat customers. One-time advisory revenues are invoiced according to the terms of the contract, usually delivered to the customer over a short period of time, during which revenues are recognized.

Advertising revenue is primarily generated by delivering advertising in our own publications (Roll Call and CQ) in both print and digital formats. Revenue for print advertising is recognized upon publication of the advertisement. Revenue for digital advertising is recognized over the period of the advertisement or, if the contract contains impression guarantees, based on delivered impressions.

Book revenue is recognized when the product is shipped to the customer, which is when control of the product transfers to the customer. Shipping and handling costs are treated as a fulfillment activity and are expensed as incurred.

Events revenue is deferred and only recognized when the event has taken place and is included in other revenues.

Cost of Revenues

Cost of revenues primarily consists of expenses related to hosting our service, the costs of data center capacity, amortization of developed technology and capitalized software development costs, certain fees paid to various third parties for the use of their technology, services, or data, costs of compensation, including bonuses, stock compensation, benefits and other expenses for employees associated with providing professional services and other direct costs of production. Also included in cost of revenues are our costs related to the preparation of contracted advisory deliverables, as well as costs to develop, publish, print and deliver our publications underlying our books revenue.

Research and Development

Research and development expenses include the costs of compensation, including bonuses, stock compensation, benefits and other expenses for employees associated with the creation and testing of the products we offer, related software subscriptions, consulting and contractor fees and allocated overhead.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and related expenses, including bonuses, stock compensation, benefits and other expenses for our sales and marketing staff, including commissions, related software subscriptions, consulting fees, marketing programs and allocated overhead. Marketing programs consist of advertising, events, corporate communications, brand building and product marketing activities.

Editorial

Editorial expenses consist of salaries and related expenses, including bonuses, stock compensation, benefits and other expenses for the editorial team involved in acquiring, creating, and distributing content and allocated overhead.

General and Administrative

General and administrative expenses are primarily related to our executive offices, finance and accounting, human resources, legal, internal operations and other corporate functions. These expenses consist of salaries and related expenses, including bonuses, stock compensation, benefits and other expenses, along with professional fees, depreciation and other allocated overhead.

Amortization of intangibles

Amortization expense relates to our finite-lived intangible assets, including developed technology, customer relationship, databases and tradenames. These assets are amortized over periods of between three and twenty years. Definite-lived intangible assets are tested for impairment when indicators are present, and, if impaired, are written down to fair value. No impairment of intangible assets has been identified during any financial period included in our accompanying audited condensed consolidated financial statements.

Transaction costs, net

Transaction costs consist of acquisition related costs (including due diligence, accounting, legal, and other professional fees, incurred from acquisition activity), fair value adjustments to contingent consideration due to sellers, and non-capitalizable costs.

Interest expense, net

Interest expense, net consists of expense related to interest on our borrowings, the amortization and write off of debt issuance costs and original discount, and interest related to certain derivative instruments.

Fair value of warrant and derivative liabilities

The fair value of warrant and derivative liabilities are accounted for in accordance with ASC 815 and ASC 480. The warrant and derivative liabilities are marked to market each reporting period in accordance with ASC 820 with all gains and losses being recorded within the condensed consolidated statement of operations and comprehensive loss.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the condensed consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the condensed consolidated statements of operations and comprehensive loss in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts that are expected to be realized based on the weighting of positive and negative evidence.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements. We have derived this data from annual condensed consolidated financial statements and the following discussion should be read in conjunction with those condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Revenues:
Subscription	$26,075	$20,139	$5,936	29.5%	$73,186	$53,098	$20,088	37.8%
Advisory, advertising, and other	2,996	1,635	1,361	83.2%	9,130	5,352	3,778	70.6%
Total revenues	29,071	21,774	7,297	33.5%	82,316	58,450	23,866	40.8%

Operating expenses: (1)
Cost of revenues	8,699	5,412	3,287	60.7%	23,581	14,664	8,917	60.8%
Research and development	5,629	6,433	(804)	(12.5)%	15,438	17,671	(2,233)	(12.6)%
Sales and marketing	11,830	7,454	4,376	58.7%	31,722	21,258	10,464	49.2%
Editorial	4,218	3,786	432	11.4%	11,240	10,967	273	2.5%
General and administrative	38,945	9,337	29,608	317.1%	59,535	22,199	37,336	168.2%
Amortization of intangible assets	2,601	2,512	89	3.5%	7,818	6,651	1,167	17.5%
Loss on sublease	-	-	-	NM%	-	1,362	(1,362)	(100.0)%
Transaction costs, net	1,275	2,127	(852)	(40.1)%	1,257	2,985	(1,728)	(57.9)%
Total operating expenses	73,197	37,061	36,136	97.5%	150,591	97,757	52,834	54.0%
Operating loss	(44,126)	(15,287)	(28,839)	188.7%	(68,275)	(39,307)	(28,968)	73.7%

Interest expense, net	42,894	16,261	26,633	163.8%	89,672	46,102	43,570	94.5%
Change in fair value of warrant and derivative liabilities	(21,910)	(2,839)	(19,071)	671.8%	(18,524)	9,406	(27,930)	(296.9)%
Gain on PPP loan upon extinguishment	-	-	-	NM%	(7,667)	-	(7,667)	NM%
Loss on debt extinguishment, net	45,250	-	45,250	NM%	45,250	-	45,250	NM%
Other expense, net	928	241	687	285.1%	1,543	384	1,159	301.8%
Net loss before income taxes	(111,288)	(28,950)	(82,338)	284.4%	(178,549)	(95,199)	(83,350)	87.6%
Benefit from income taxes	(2,286)	(992)	(1,294)	130.4%	(2,836)	(6,737)	3,901	(57.9)%
Net loss	$(109,002)	$(27,958)	$(81,044)	289.9%	$(175,713)	$(88,462)	$(87,251)	98.6%

(1) Amounts include stock-based compensation expenses, as follows:
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

Cost of revenues	$13	$4	$9	225%	$36	$9	$27	300%
Research and development	504	55	449	816%	609	216	393	182%
Sales and marketing	721	27	694	NM%	828	97	731	754%
Editorial	513	24	489	NM%	560	67	493	736%
General and administrative	28,292	77	28,215	NM%	28,835	158	28,677	NM%

Revenue:

Subscription Revenue

Subscription revenue of $26.1 million for the three months ended September 30, 2022 increased $5.9 million, or 29%, from $20.1 million for the three months ended September 30, 2021. Subscription revenue of $73.2 million for the nine months ended September 30, 2022 increased $20.1 million, or 38%, from $53.1 million for the nine months ended September 30, 2021.

The comparability of our revenues between periods was impacted by the 2021 Acquisitions and Aicel described under “Factors Impacting the Comparability of Our Results of Operations” above. The table below presents the primary items that impacted the comparability of our subscription revenues between periods.

	Change for the Three Months Ended		Change for the Nine Months Ended
	September 30, 2022 vs September 30, 2021		September 30, 2022 vs September 30, 2021
(In thousands)	$	%	$	%
Revenue change driver:
Increase from 2021 Acquisitions	$2,975	54%	$15,084	171%
Impact of 2021 Acquisitions deferred revenues adjustment	1,036	(89)%	(322)	21%
Increase from 2022 Acquisitions	270	100%	270	100%
Decrease from discontinued products	(276)	(51)%	(913)	(51)%
Increase from organic business	1,931	13%	5,969	14%
Revenues, net (total change)	$5,936	29%	$20,088	38%

Our organic growth during the period is primarily due to the increase in new revenue bookings made in 2021 evidenced by the growth in our organic ARR, from which we subsequently derived additional revenues as well as our continued focus on increasing our NRR. Revenue for the nine months ended September 30, 2022 reflects a full nine months of revenue from the 2021 Acquisitions, whereas revenue for the nine months ended September 30, 2021 only reflects revenue contributions from certain of the 2021 Acquisitions commencing from the date of such acquisition through the remainder of the period. As of September 30, 2021, we had acquired Oxford Analytica on February 12, 2021, Fireside on April 30, 2021, Timebase on May 7, 2021, Board.org on June 3, 2021, Equilibrium on June 25, 2021, Predata on June 30, 2021, Curate on August 27, 2021, and Forge.ai on September 9, 2021. The remaining 2021 Acquisition, FrontierView was acquired in the fourth quarter of 2021.

Advisory, Advertising, and Other Revenue

Advisory, advertising, and other revenue was $3.0 million for the three months ended September 30, 2022, as compared to $1.6 million for the three months ended September 30, 2021. The increase of $1.4 million, or 83%, was primarily due to $1.1 million increase in other one-time revenue and $0.3 million increase in events revenue.

Advisory, advertising, and other revenue was $9.1 million for the nine months ended September 30, 2022, as compared to $5.4 million for the nine months ended September 30, 2021. The increase of $3.7 million, or 71%, was primarily due to $2.5 million of incremental revenue from our 2021 Acquisitions, as well as an increase of other one-time revenue of $1.2 million.

Revenue by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Three Months Ended September 30,		Change
(In thousands)	2022	2021	$	%
North America	$25,139	$19,385	$5,754	29.7%
Europe	2,284	2,042	242	11.9%
Australia	293	308	(15)	(4.9)%
Asia	1,355	39	1,316	NM%
Total revenues	$29,071	21,774	$7,297	33.5%

	Nine Months Ended September 30,		Change
(In thousands)	2022	2021	$	%
North America	$72,443	$52,433	$20,010	38%
Europe	7,286	5,307	1,979	37%
Australia	827	403	424	105%
Asia	1,760	307	1,453	473%
Total revenues	$82,316	58,450	$23,866	41%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North America revenues increased primarily due to our acquisitions of FactSquared, Fireside, Board.org, Predata, Curate, Forge, and FrontierView. Revenues outside of North America increased primarily due to our acquisitions of Oxford Analytica (included in Europe) and Timebase (included in Australia).

Cost of revenues

Cost of revenues was $8.7 million for the three months ended September 30, 2022, as compared to $5.4 million for the three months ended September 30, 2021. The increase of $3.3 million, or 61%, was primarily attributable to $1.0 million of increased costs (excluding amortization expense) from our 2021 Acquisitions and Aicel, an increase in amortization expense of approximately $0.2 million related to capitalized software development costs and developed technology from our 2021 Acquisitions and Aicel, $1.0 million of increased costs related to the growth in our business, and $1.1 million of an increase in amortization expense related to our capitalized software development costs.

Cost of revenues was $23.6 million for the nine months ended September 30, 2022, as compared to $14.7 million for the nine months ended September 30, 2021. The increase of $8.9 million, or 61%, was primarily attributable to $5.2 million of increased costs (excluding amortization expense) from our 2021 Acquisitions and Aicel, an increase in amortization expense of approximately $1.0 million related to capitalized software development costs and developed technology from our 2021 Acquisitions and Aicel, $1.0 million of increased costs related to the growth in our business, and $1.6 million of an increase in amortization expense related to our capitalized software development costs.

Research and development

Research and development expense was $5.6 million for the three months ended September 30, 2022 as compared to $6.4 million for the three months ended September 30, 2021. The decrease of $0.8 million, or 12%, was primarily attributable to a decrease of $1.5 million primarily related to compensation and benefits, offset by $0.4 million incremental share-based compensation triggered by the Business Combination and $0.3 million of research and development costs incurred by our 2021 Acquisitions and Aicel.

Research and development expense was $15.4 million for the nine months ended September 30, 2022 as compared to $17.7 million for the nine months ended September 30, 2021. The decrease of $2.2 million, or 13%, was primarily attributable to a decrease of $4.7 million primarily related to compensation and benefits, offset by $0.5 million incremental share-based compensation triggered by the Business Combination, and $2.1 million of research and development costs incurred by our 2021 Acquisitions.

Sales and marketing

Sales and marketing expense was $11.8 million for the three months ended September 30, 2022 as compared to $7.5 million for the three months ended September 30, 2021. The increase of $4.3 million, or 59%, was primarily attributable to an increase of $3.1 million in sales and marketing costs incurred by our 2021 Acquisitions and Aicel, an increase of $0.6 million in salary costs as we increased our sales team headcount in the second and third quarter of 2022, as well as $0.7 million of incremental share-based compensation triggered by the Business Combination.

Sales and marketing expense was $31.7 million for the nine months ended September 30, 2022 as compared to $21.3 million for the nine months ended September 30, 2021. The increase of $10.4 million, or 49% was primarily attributable to an increase of $9.7 million in sales and marketing costs incurred by our 2021 Acquisitions and Aicel, as well as $0.7 million incremental share-based compensation triggered by the Business Combination.

Editorial expense

Editorial expense was $4.2 million for the three months ended September 30, 2022 as compared to $3.8 million for the three months ended September 30, 2021. Editorial expense was $11.2 million for the nine months ended September 30, 2022 as compared to $11.0 million for the nine months ended September 30, 2021. Editorial expense remained relatively flat during the first three quarters in 2022 as compared to the same periods in 2021 as a result of our continued focus on monitoring costs.

General and administrative

General and administrative expense was $38.9 million for the three months ended September 30, 2022 as compared to $9.3 million for the three months ended September 30, 2021. The increase of $29.6 million, or 317%, was primarily attributable to $17.7 million of non-cash stock based compensation expense associated with the earnout shares issued to employees who held equity ownership in old FiscalNote through ownership of common stock, vested options, or unvested options on the closing date of the Business Combination (see Note 10 in our unaudited condensed consolidated financial statements), $6.2 million of non-cash stock based compensation associated with the issuance of stock options and RSUs to our CEO, COO, and CFO pursuant to their employment agreements with New FiscalNote, $5.0 million of non-cash stock-based compensation associated with certain stock options whereby their vesting was triggered by the closing of the Business Combination, and $1.0 million increase in general and administrative expenses primarily related to incremental salary, benefits and bonus expense we incurred as we increased our headcount in preparation of becoming a public company.

General and administrative expense was $59.5 million for the nine months ended September 30, 2022 as compared to $22.2 million for the nine months ended September 30, 2021. The increase of $37.3 million, or 168%, was primarily attributable to $17.7 million of non-cash stock based compensation expense associated with the earnout shares issued to employees who held equity ownership in old FiscalNote through ownership of common stock, vested options, or unvested options on the closing date of the Business Combination (see Note 10 in our unaudited condensed consolidated financial statements), $6.2 million of non-cash stock based compensation associated with the issuance of stock options and RSUs to our CEO, COO, and CFO pursuant to their employment agreements with New FiscalNote, $5.0 million of non-cash stock-based compensation associated with certain stock options whereby their vesting was triggered by the closing of the Business Combination, and $3.5 million of general and administrative costs incurred by our 2021 Acquisitions and Aicel. The remaining increase in general and administrative expenses is primarily related to $4.7 million of incremental salary, benefits and bonus expense we incurred as we increased our headcount in preparation of becoming a public company, and $0.4 million of non-cash lease asset impairment charges.

Amortization of intangibles

Amortization of intangibles was $2.6 million for the three months ended September 30, 2022 as compared to $2.5 million for the three months ended September 30, 2021. The increase of $0.1 million, or 4%, is primarily due to the increase in amortizable intangible assets from the 2021 Acquisitions and Aicel.
Amortization of intangibles was $7.8 million for the nine months ended September 30, 2022 as compared to $6.7 million for the nine months ended September 30, 2021. The increase of $1.1 million, or 18%, is due to the increase in amortizable intangible assets from the 2021 Acquisitions and Aicel totaling $1.6 million offset by a $0.4 million reduction in amortization expense related to intangible assets from our VoterVoice and Shungham acquisitions becoming fully amortized in 2021.

Transaction costs, net

Transaction costs were $1.3 million for the three months ended September 30, 2022, as compared to transaction costs of $2.1 million for the three months ended September 30, 2021. The decrease of $0.9 million , or 40%, is primarily due to $2.0 million decrease in contingent compensation and earnout liabilities related to our acquisitions of Equilibrium, Forge, and FrontierView and the reversing of previously recognized earnout liabilities related to our Predata acquisitions, $0.1 million increase in transaction costs related to acquired businesses, offset by $1.3 million increase in non-capitalized costs related to the Business Combination.

Transaction costs were $1.3 million for the nine months ended September 30, 2022, as compared to transaction costs of $3.0 million for the nine months ended September 30, 2021. The decrease of $1.7 million, or 58%, is primarily due to $3.0 million decrease in contingent compensation and earnout liabilities related to our acquisitions of Equilibrium, Forge, and FrontierView and the reversing of previously recognized earnout liabilities related to our Predata acquisitions, offset by $1.4 million increase in non-capitalized costs related to the Business Combination.

Interest expense, net

Interest expense was $42.9 million for the three months ended September 30, 2022 as compared to $16.3 million for the three months ended September 30, 2021. Interest expense was $89.7 million for the nine months ended September 30, 2022 as compared to $46.1 million for the nine months ended September 30, 2021. The increase in interest expense during the three and nine months ended September 30, 2022 was primarily due to a $32.1 million charge to interest expense we recorded related to the derecognition of beneficial conversion features embedded within the convertible notes that went into equity as part of the Company's public listing as well as incremental interest expense incurred related to the $18 million related party convertible note issued in the fourth quarter of 2021, and $20 million increase in our Senior Term Loan in the first quarter of 2022 that was not incurred during the three and nine months ended September 30, 2021 based on the issuance dates.

On July 29, 2022 we entered into a $150.0 million senior term loan that accrues PIK interest at 1%, compounded monthly, and has cash only interest payments of the greater of (a) 9% and (b) the Prime Rate plus 5%. Immediately prior to the consummation of the Business Combination, all of our convertible debt, excluding four convertible notes with a principal balance of $8.1 million, converted into common stock of Old FiscalNote, which were entitled to be exchanged for shares of Class A common shares of New FiscalNote at the Exchange Ratio. As a result of this conversion, we recognized a one-time interest charge of $32.1 million related to the derecognition of the beneficial conversion feature associated with the aforementioned convertible notes.

Change in fair value of warrant and derivative liabilities

Change in fair value of warrant liabilities was a $21.9 million gain for the three months ended September 30, 2022 as compared to a $2.8 million gain for the three months ended September 30, 2021. The increase of $19.1 million primarily represents a $21.9 million gain that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination, offset by $3.1 million loss resulting from the final fair value adjustment of the embedded derivative liabilities that were settled upon conversion of the associated convertible notes as part of the Business Combination.

Change in fair value of warrant liabilities was a $18.5 million gain for the nine months ended September 30, 2022 as compared to a $9.4 million loss for the nine months ended September 30, 2021. The increase of $27.9 million, or 297%, primarily represents a $21.9 million gain that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination, and a $6.0 million gain resulting from the fair value adjustment of the derivative liabilities that were settled upon conversion of the associated convertible notes as part of the Business Combination.

Loss on debt extinguishment, net

Change in loss on debt extinguishment, net for the three and nine months ended September 30, 2022 represents a $45.3 million loss that was recorded as a result of repayment of certain of our outstanding debt, as well as the conversion of our convertible debt as part of the Business Combination.

Income tax benefit

Income tax benefit was $2.3 million for the three months ended September 30, 2022 as compared to an income tax benefit of $1.0 million for the three months ended September 30, 2021. The increase of $1.3 million in income tax benefit was primarily driven by related impacts on the Company’s valuation allowance.

Income tax benefit was $2.8 million for the nine months ended September 30, 2022 as compared to $6.7 million for the nine months ended September 30, 2021. The decrease of $3.9 million in income tax benefit was primarily driven by related impacts on the Company’s valuation allowance and return to provision adjustments.

Certain Non-GAAP Measures

We present certain non-GAAP financial measures including Adjusted Revenues, Adjusted Gross Profit, Adjusted Gross Profit Margin and Adjusted EBITDA. Our management team assesses our performance based on these non-GAAP measures because it believes they reflect the underlying trends and indicators of our business and serve as meaningful indicators of our continuous operational performance. We believe these measures are useful for investors for the same reasons. Investors should be aware that these measures are not a substitute for GAAP financial measures or disclosures. Where applicable, we provide reconciliations of these non-GAAP measures to the corresponding most closely related GAAP measure.

Adjusted Revenues

The following table presents our calculation of Adjusted Revenues for the periods presented, and a reconciliation of this measure to our GAAP revenues for the same periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Subscription revenue	$26,075	$20,139	$73,186	$53,098
Deferred revenue adjustment	123	1,161	1,853	1,533
Adjusted subscription revenue	26,198	21,300	75,039	54,631
Advisory, advertising, and other revenue	2,996	1,635	9,130	5,352
Adjusted Revenues	$29,194	$22,935	$84,169	$59,983

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Adjusted Revenues	$29,194	$22,935	$84,169	$59,983
Costs of revenue	(8,699)	(5,412)	(23,581)	(14,664)
Amortization of intangible assets	2,832	1,569	6,664	4,077
Adjusted Gross Profit	$23,327	$19,092	$67,252	$49,396
Adjusted Gross Profit Margin	80%	83%	80%	82%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net loss	$(109,002)	$(27,958)	$(175,713)	$(88,462)
Benefit from income taxes	(2,286)	(992)	(2,836)	(6,737)
Depreciation and amortization	5,743	4,378	15,374	11,598
Interest expense, net	42,894	16,261	89,672	46,102
EBITDA	(62,651)	(8,311)	(73,503)	(37,499)
Deferred revenue adjustment (a)	123	1,161	1,853	1,533
Stock-based compensation	30,043	187	30,868	547
Change in fair value of warrant and derivative liabilities (b)	(21,910)	(2,839)	(18,524)	9,406
Loss on debt extinguishment, net	45,250	-	45,250	-
Other non-cash (gains) charges (c)	(948)	1,045	(9,286)	2,407
Acquisition related costs (d)	431	561	1,003	1,051
Other infrequent costs (e)	435	1,049	858	2,736
Costs incurred related to the transaction (f)	1,791	521	2,250	889
Adjusted EBITDA	$(7,436)	$(6,626)	$(19,231)	$(18,930)
Adjusted EBITDA Margin	(25.5)%	(28.9)%	(22.8)%	(31.6)%
(a)
Reflects deferred revenue fair value adjustments arising from the purchase price allocation in connection with the 2021 Acquisitions.
(b)
Reflects the non-cash impact from the mark to market adjustments on our warrant and derivative liabilities.
(c)
Reflects the non-cash impact of the following: (i) gain of $1,320 in the first quarter of 2022, charge of $271 in the second quarter of 2022, gain of $948 in the third quarter of 2022, and charge of $1,045 in the third quarter of 2021 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021 Acquisitions, respectively, (ii) gain of $7,667 related to the partial forgiveness of our PPP Loan during the first quarter of 2022, (iii) $378 impairment charge recognized in the first quarter of 2022 related to the abandonment of one of our leases upon adoption of ASC 842 on January 1, 2022, and (iv) loss from modification to a sub-lease in April 2021 for $1,362.
(d)
Reflects the costs incurred to identify, consider, and complete business combination transactions consisting of advisory, legal, and other professional and consulting costs. Includes a $500 charge we recognized related to a discretionary bonus paid to certain employees of Predata during the second quarter of 2022.
(e)
Reflects the following infrequent charges: (i) costs incurred related to potential acquisitions and other capital markets related activities totaling $301 in the first quarter of 2021, $117 during the second quarter of 2021, and $218 during the third quarter of 2021, respectively, (ii) costs incurred related to litigation we believe to be outside of our normal course of business totaling $246 during the first quarter of 2021, $372 during the second quarter of 2021, $251 during the third quarter of 2021, $20 during the first quarter in 2022, and $286 during the third quarter of 2022, respectively, (iii) non-capitalizable debt raising costs totaling $64 during the first quarter of 2021, $520 during the third quarter of 2021, and $403 during the first quarter in 2022, respectively, (iv) costs to satisfy sales tax remittances incurred during the second quarter in 2021 totaling $506, (v) costs incurred related to our adoption of ASC 606 totaling $80 during the first quarter in 2021, and (vi) employee severance costs of $60 in the third quarter of 2021 and $149 in the third quarter of 2022, respectively.
(f)
Includes non-capitalizable transaction costs associated with the Business Combination.

Liquidity and Capital Resources

On July 29, 2022 the Company consummated the Business Combination with DSAC as well as the closing of the New Senior Term Loan whereby the Company received $65.6 million of net cash proceeds. At September 30, 2022, the Company’s cash and cash equivalents was $78.0 million.

The Company had a negative working capital balance of $38.2 million (excluding cash) at September 30, 2022 and had an accumulated deficit of $658.2 million and $481.4 million as of September 30, 2022 and December 31, 2021, respectively, and has incurred net losses of $175.7 million and $88.5 million for the nine months ended September 30, 2022 and 2021, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development. Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model.

Our capital requirements depend on many factors, including sales volume, the timing and extent of spending to support R&D efforts, investments in information technology systems, the expansion of sales and marketing activities, and execution on our acquisition strategy. We believe our cash on hand, proceeds from our expected product sales, and available borrowings under our New Senior Term Loan for certain acquisition activity, will be sufficient to meet our short-term and long-term operating expenses and capital expenditures for at least the next twelve months.

However, our ability to fund our operating expenses and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. Depending on these and other market conditions, we may seek additional financing. Volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Financing Activities

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, convertible debt, and preferred share issuances. Our principal debt outstanding immediately after the closing of the Business Combination and at September 30, 2022 consisted of the following (excluding any debt discounts, as applicable):

(In thousands)	July 29, 2022	September 30, 2022
New Senior Term Loan	$150,000	$150,263
Convertible Notes	10,517	10,788
Aicel Convertible Note	1,031	1,030
PPP Loan	295	277
Total Principal Outstanding	$161,843	$162,358

New Senior Term Loan

In connection with the Closing, FiscalNote entered into a $150.0 million new senior term loan facility (the “New Senior Term Loan”) with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC (together the “New Senior Lenders”). The New Senior Term Loan includes an uncommitted incremental loan facility totaling $100.0 million available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “New Incremental Term Facility”) (collectively the “New Senior Credit Facility”). The annual interest of the New Senior Term Loan consists of two components: a cash interest component of (a) the greater of (i) Prime Rate plus 5.0% per annum and (ii) 9.0% payable monthly in cash, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. The New Senior Credit Facility will mature on July 29, 2027. Beginning on August 15, 2025, 50% of the outstanding principal amount of the Senior Term Loan must be repaid in even amounts on a monthly basis over the remaining 24 months, with the final balance due on July 15, 2027. Borrowings under our New Senior Credit Facility are collateralized by substantially all of the Company’s assets. During the three and nine months ended September 30, 2022 we made cash interest payments totaling $2.1 million related to the New Senior Term Loan. See Note 8 “Debt” to the condensed consolidated financial statements included elsewhere herein.

Convertible Notes

Four convertible noteholders with an aggregate principal amount (including accrued paid in kind interest) of $10.5 million as of the Closing Date elected not to convert their notes into shares of capital stock of the Company in conjunction with Closing. The convertible notes are unsecured, earn payable in kind interest of 15% per annum, payable in kind monthly, and mature in 2025.

Aicel Convertible Note

On July 29, 2022, we acquired Aicel Technologies and assumed its $1.0 million convertible note. The Aicel Convertible Note is subordinate to our New Senior Credit Facility, payable in kind interest of 1%, payable in kind monthly, and matures in 2027. The Aicel Convertible Note is subordinate to our New Senior Credit Facility.

PPP Loan

The PPP Loan requires monthly principal and interest payments of approximately $9 until maturity in 2027.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net loss	$(175,713)	$(88,462)

Net cash provided by (used in):
Operating activities	$(57,499)	$(24,179)
Investing activities	$(7,734)	$(30,309)
Financing activities	$111,515	$45,992

Operating activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock based compensation, changes in fair value of warrant liabilities, non-cash interest expense, and loss on debt extinguishment, as well as the effect of changes in working capital and other activities.

Cash used in operating activities in the nine months ended September 30, 2022 was $57.5 million, an increase of $33.3 million compared to the nine months ended September 30, 2021. Cash used in operating activities was driven by a net loss of $175.7 million, as adjusted for the exclusion of non-cash expenses and other adjustments totaling $128.9 million, including non-cash interest expense of $50.5 million, loss on debt extinguishment of $45.3 million, stock-based compensation expense of $30.9 million, a gain due to the change in fair value of warrant liabilities of $21.9 million, and amortization and depreciation of $17.3 million, and the effect of changes in operating assets and liabilities that resulted in cash outflows of $10.4 million.

The increase in cash used in operating activities of $33.3 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to a $25.3 million increase in cash paid for interest mainly attributable to the payment of paid in kind interest as part of the debt prepayment paid by the Company as part of the Closing. Also contributing to the increase in net cash used in operating activities was an unfavorable change in operating assets and liabilities of $10.4 million. Cash used by operating activities can be impacted by factors such as new acquisitions, timing of cash receipts from customers, vendor payment terms, and timing of payments to vendors.

Investing activities

Net cash used in investing activities in the nine months ended September 30, 2022 was $7.7 million compared to $30.3 million in the nine months ended September 30, 2021. Net cash used in investing activities in the nine months ended September 30, 2022 primarily consisted cash paid of $8.1 million of software development costs and $0.7 million of capital expenditures, offset by $1.1 million cash acquired from the acquisition of Aicel, net of cash paid for the assets acquisition of DT-Global. Net cash used in investing activities in the nine months ended September 30, 2021 was $30.3 million, primarily consisted of $26.4 million of cash paid for the acquisitions of Oxford Analytica, Fireside, Timebase, Board.org, Equilibrium, and Predata, and $3.9 million of capital expenditures.

Financing activities

Net cash provided by financing activities in the nine months ended September 30, 2022 was $111.5 million, compared to $46.0 million for the nine months ended September 30, 2021. Net cash provided by financing activities during the nine months ended September 30, 2022 primarily consisted of $325.0 million in gross proceeds from the Business Combination (inclusive of (a) the net receipts from $150.0 million proceeds from the issuance of our New Senior Term Loan, (b) $61.0 million from DSAC’s trust, and (c) $114.0 million from the backstop agreement with the sponsor of DSAC), and $4.5 million cash proceeds from the exercise of public warrants, $0.4 million from the exercise of stock options, offset by a total of $48.7 million in transaction costs related to the Business Combination and New Senior Term Loan, $189.0 million in principal repayments of First Out Term Loan, Last Out Term Loan, Fireside Promissory Notes, 8090 FV Subordinated Promissory Note, and the New GPO Note. Net cash provided by financing activities during the nine months ended September 30, 2021 was $46.0 million, primarily consisted of $33.1 million of net cash received from the issuance of convertible notes in 2021, $12.5 million from the issuance of shares of Series G preferred stock in 2021, and $0.4 million of proceeds from the exercise of stock options.

Commitments and Contingencies

Our principal commitments consist of obligations under leases for office space. For more information regarding our lease obligations, see Note 5 “Leases” to the condensed consolidated financial statements included elsewhere herein. For more information regarding our debt service obligations, see Note 8 “Debt” to the condensed consolidated financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet financing activities or other arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

Recently Issued Accounting Pronouncements

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, if any, refer to Note 1 to our condensed consolidated financial statements as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

We believe that of our significant accounting policies, which are described in Note 1 “Summary of Business and Significant Accounting Policies” to our condensed consolidated financial statements, the following accounting policies and specific estimates involve a greater degree of judgment and complexity.

Revenue Recognition

Subscription revenues are recurring in nature and include subscription fees from customers accessing our company’s cloud-based infrastructure, digital content, transcripts, news and analysis, images, video and podcast data. Advisory, advertising and other revenue includes revenues derived from non-recurring activities where we deliver specific deliverables for clients as well as where we provide advertising in our own publications (Roll Call and CQ) in both print and digital formats, the sale of various publications, and sponsorship revenue for events organized by the Company. Our company’s subscription arrangements are generally non-cancelable and do not contain refund-type provisions. Our company recognizes revenues upon the satisfaction of its performance obligation(s) (upon transfer of control of promised goods or services to its customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services.

Our company’s contracts with customers may include promises to transfer multiple services. For these contracts, our company accounts for individual promises separately if they are distinct performance obligations. Determining whether services are considered distinct performance obligations may require significant judgment. Judgment is also required to determine the standalone selling price (“SSP”) for each distinct performance obligation. In instances where SSP is not directly observable, such as when our company does not sell the services separately, our company determines the SSP using available information, including market conditions and other observable inputs.

Costs Capitalized to Obtain Revenue Contracts

Costs capitalized related to new revenue contracts are amortized on a straight-line basis over four years, which, although longer than the typical initial contract period, reflects the average period of benefit, including expected contract renewals. Significant judgment is required in arriving at this average period of benefit. Therefore, we evaluate both qualitative and quantitative factors, including the estimated life cycles of our offerings and our customer attrition.

Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets.

Critical estimates in valuing certain of the intangible assets and goodwill we have acquired are:

•
future expected cash flows from subscription and content contracts, other customer contracts and acquired developed technologies, and trade names;
•
historical and expected customer attrition rates and anticipated growth in revenue from acquired customers;
•
assumptions about the period of time the acquired trade name will continue to be used in our offerings;
•
discount rates;
•
uncertain tax positions and tax-related valuation allowances assumed; and
•
fair value of earnout consideration.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Useful Lives of Intangible Assets

Amortization of acquired intangible assets is dependent upon estimates of useful lives, which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets.

Warrant Liabilities

The Company evaluates its financial instruments, including its outstanding warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company has outstanding public and private warrants, both of which do not meet the criteria for equity classification and are accounted for as liabilities. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statement of operations.

The fair value of the public warrants is estimated based on the quoted market price of such warrants. The fair value of the private warrants is estimated using a binomial option pricing model.

Deferred Taxes and Valuation Allowance

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts that are expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the applicable tax law. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute its business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the tax provision would increase or decrease in the period in which the assessment is changed.

Incremental Borrowing Rate Used to Calculate Lease Balances

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate as the discount rate to measure the operating lease assets and liabilities. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease and includes considerations of both the market, our current capital structure and exiting debt borrowings. We perform an incremental borrowing rate analysis on a quarterly basis, or upon execution of any individually material agreement, to ensure that the rates being applied to newly acquired leases are still accurate.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of inflation risk and fluctuations in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Australian Dollar. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States as well as the European Union, United Kingdom, Australia, South Korea, Hong Kong and India. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts, growth of our international entities and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our cash denominated in foreign currency. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the three months ended September 30, 2022, was negatively impacted by approximately 2.2% compared to the three months ended June 30, 2022.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate New Senior Term Loan. Our exposure to changes in interest rates is associated with the Prime Rate.

As of September 30, 2022, we had outstanding borrowings on our New Senior Term Loan of $150.3 million that bears interest at a floating rate based on the Prime Rate plus an applicable margin. At September 30, 2022 the interest on our New Senior Term Loan was 11.25%. Assuming no change in the outstanding borrowings on our New Senior Term Loan, we estimate that a one percentage point increase in the Prime Rate would increase our annual cash interest expense by approximately $1.5 million.

Inflation Risk

Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our business.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of the disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, due to the material weakness described below and in Part II, Item 1A. of this report, our disclosure controls and procedures were not effective as of September 30, 2022. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Material Weaknesses

In connection with the audits and reviews of our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting. The material weaknesses related to the accounting for the Business Combination transaction, accounting for tax provision, abandonment of software development costs, EPS calculations, fair valuation of convertible notes and fair valuation of seller notes issued in business combinations, accounting for convertible promissory notes - embedded derivatives, accounting for related party transactions, the implementation of new revenue accounting standard ASC 606, and accounting for contract costs, as well as internal controls over administrative access to our accounting and finance systems and system change management.

Remediation

We initiated and implemented several remediation measures including, but not limited to hiring additional accounting leadership and staff with requisite background and knowledge, engaging third parties to assist us in complying with the accounting and financial reporting requirements related to significant and complex transactions, and assist us with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. We believe the measures described above should remediate the material weaknesses identified and strengthen our internal control over financial reporting. The remediation initiatives outlined above are estimated to take place over the next 12 to 18 months. While we continue the challenging and costly process to implement our plan to remediate the material weaknesses, we cannot predict the success of such plan or the outcome of our assessment of this plan until the remediation initiatives have been completed and have been operating effectively for a sufficient period of time. We can give no assurance that these measures will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations for the period ended September 30, 2022.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses identified and material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal or regulatory proceedings, including intellectual property claims, commercial contract matters or employment-related disputes. Such cases may raise complex factual and legal issues, may subject us to material risks and uncertainties, could require significant management time and corporate resources to defend, could result in significant media coverage and negative publicity, and could be harmful to our reputation and our brand. We are not currently a party to any litigation or regulatory proceeding that we expect to have a material adverse effect on our business, results of operations, financial conditions or cash flows.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Current Report on Form 8-K filed with the SEC on August 2, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We did not have any unregistered sales of equity securities during the three months ended September 30, 2022.

Use of Proceeds

Not applicable

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
2.1

Agreement and Plan of Merger, dated as of November 7, 2021, by and among Duddell Street Acquisition Corp. (renamed “FiscalNote Holdings, Inc.”), Grassroots Merger Sub, Inc. and FiscalNote Holdings, Inc. (renamed “FiscalNote Intermediate Holdco, Inc.”).

Annex A to the Proxy Statement/Prospectus filed on July 5, 2022 (File No.333-261483).
2.2

First Amendment to Agreement and Plan of Merger, dated as of May 9, 2022, by and among Duddell Street Acquisition Corp. (renamed “FiscalNote Holdings, Inc.”), Grassroots Merger Sub, Inc. and FiscalNote Holdings, Inc. (renamed “FiscalNote Intermediate Holdco, Inc.”).

Annex A-2 to the Proxy Statement/Prospectus filed on July 5, 2022 (File No.333-261483).
3.1	Certificate of Incorporation of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
3.2	Bylaws of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.2 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.1

Amended and Restated Registration Rights Agreement, dated as of July 29, 2022, by and among FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.), Duddell Street Holdings Limited and the other Holders signatory thereto.

Exhibit 10.5 to Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.2	Form of Indemnification Agreements.	Exhibit 10.6 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.3

Amendment and Restatement Agreement, dated as of July 29, 2022, by and among FiscalNote, Inc., the other borrowers party thereto, the guarantors party thereto, Runway Growth Finance Corp., as administrative agent and collateral agent, and the lenders party thereto.

Exhibit 10.7 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.4

Amended and Restated Security Agreement, dated as of October 19, 2020, by and among the persons listed on the signature pages thereto as "Grantors" and those additional entities that thereafter become parties thereto by executing the form of Joinder attached thereto as Annex 1, and Runway Growth Credit Fund Inc. as administrative agent and collateral agent for the lenders.

Exhibit 10.8 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.5	FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan.	Exhibit 10.9 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.6	FiscalNote Holdings, Inc. 2022 Employee Stock Purchase Plan.	Exhibit 10.10 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32	Section 1350 Certifications.	Furnished with this report.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Submitted electronically with this report.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Submitted electronically with this report.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Submitted electronically with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISCALNOTE HOLDINGS, INC.

Date: November 14, 2022	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Date: November 14, 2022	By:	/s/ Timothy Hwang
Name: Timothy Hwang
Title: Chief Executive Officer