Form 10-K
period 2022-12-31
FiscalNote Holdings, Inc.
filed 2023-03-28
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-396972

FISCALNOTE HOLDINGS, INC.

Delaware	88-3772307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The New York Stock Exchange on March 13, 2023 was $123,312,335.

As of March 13, 2023, the registrant had 125,469,848 shares of Class A common stock, $0.0001 par value per share, outstanding, and 8,290,921 shares of Class B common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

INTRODUCTORY NOTE

On July 29, 2022 (the “Closing Date”), the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of November 7, 2021, and as amended on May 9, 2022, (the “Merger Agreement”), by and among FiscalNote Holdings, Inc., a Delaware corporation (“Old FiscalNote”), Duddell Street Acquisition Corp., a Cayman Islands exempted company (“DSAC”), and Grassroots Merger Sub, Inc., a Delaware Corporation and a wholly owned direct subsidiary of DSAC (“Merger Sub” and, together with DSAC, the “DSAC Parties”). Pursuant to these transactions, Merger Sub merged with and into Old FiscalNote, with Old FiscalNote becoming a wholly owned subsidiary of DSAC (the “Business Combination” and, collectively with the other transactions described in the Business Combination Agreement, the “Transactions”). In connection with the closing of the Transactions (the “Closing”), DSAC domesticated and continued as a Delaware corporation under the name of “FiscalNote Holdings, Inc.” (“New FiscalNote”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “FiscalNote,” “we,” “us,” or “our” refer to the business of Old FiscalNote, which became the business of New FiscalNote and its subsidiaries following the Closing.

Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Annual Report on Form 10-K, including Part I, Item 1A, “Risk Factors, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity; our prospects, growth, strategies and the markets in which FiscalNote operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting FiscalNote. Factors that may impact such forward-looking statements include:

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
•
FiscalNote's ability to successfully identify acquisition opportunities, make acquisitions on terms that are commercially satisfactory, successfully integrate acquired businesses and services, and subsequently grow;
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
•
FiscalNote's reliance on third-party systems and data, its ability to integrate such systems and data with its solutions and its potential inability to continue to support integration;
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
•
competition and competitive pressures in the markets in which FiscalNote operates, including larger well-funded companies shifting their existing business models to become more competitive with FiscalNote;
•
FiscalNote's ability to protect and maintain its brands;
•
FiscalNote's ability to comply with laws and regulations in connection with selling products and services to U.S. and foreign governments and other highly regulated industries;
•
FiscalNote's ability to retain or recruit key personnel;

iv

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
•
FiscalNote's ability to successfully establish and maintain public company-quality internal control over financial reporting; and
•
the ability to adequately protect FiscalNote's intellectual property rights.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in the “Risk Factors” section of this Annual Report on Form 10-K and the other documents filed by us from time to time with the U.S. Securities and Exchange Commission ("SEC"). The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on us and our business. There can be no assurance that future developments affecting us will be those that we have anticipated. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

v

FISCALNOTE HOLDINGS, INC.

FORM 10-K TABLE OF CONTENTS

6

PART I

Item 1. Business.

Overview

We are a leading technology provider of global policy and market intelligence. We deliver critical, actionable legal and policy insights in a rapidly evolving political, regulatory and macroeconomic environment. By combining artificial intelligence (AI), and other technologies with analytics, workflow tools, and expert peer insights, we empower customers to manage policy change, address regulatory developments, and mitigate global risk. We ingest unstructured legislative and regulatory data, and employ AI and data science to deliver structured, relevant and actionable information in order to facilitate key operational and strategic decisions by global enterprises, midsized and smaller businesses, government institutions, trade groups, and nonprofits. We deliver that intelligence through our suite of public policy and issues management products, including the FiscalNote core product, CQ Federal, EU Issue Tracker and Curate. Our products incorporate workflow tools that enable our clients to monitor, manage, collaborate and efficiently organize for action on the issues that matter most to them, integrating global policy and market intelligence seamlessly into their daily activities. In addition, we offer our customers expert and customized analysis through our geopolitical and market intelligence businesses, including FrontierView, a market intelligence advisory firm for global business professionals, Oxford Analytica, which provides strategic geopolitical intelligence analysis of world events and Dragonfly Eye, a geopolitical and security intelligence service. The FiscalNote portfolio also includes advocacy and constituent management services that connect citizens with their government representatives and vice versa, as well as peer-to-peer community insights, ESG and AI products and services.

We serve a global, diverse customer base that includes businesses (including over half of the Fortune 100), government agencies, law firms, professional services organizations, trade groups and non-profits in over 45 countries. We generated total revenues of $113.8 million and $82.9 million for the years ended December 31, 2022 and 2021, respectively. We generate recurring revenues through our subscription-based model, which accounts for approximately 90% of our total revenues. We believe that the compelling value proposition of the insights delivered by our platform, combined with the expert analysis, workflow tools and other products and services we offer, has driven substantial customer loyalty.

Our History

Our co-founders established FiscalNote in 2013 with a vision of using technology, including AI, machine learning and natural language processing, to bring clarity to the disparate unstructured and rapidly changing data on governmental activities and empower organizations to better understand and act on the issues that matter to them. Today, we remain committed to the principle of leveraging technology to provide transparency into the policy, people, and politics shaping the world.

Over the last several years, we have closed a number of strategic acquisitions to increase our scale and enhance our portfolio of products and services with complementary offerings.

•
In July 2017, we completed the acquisition of VoterVoice LLC (“VoterVoice”), a Baton Rouge, Louisiana-based digital advocacy solutions business founded in 2000.
•
In January 2018, we acquired Shungham Information SPRL (“Shungham”), whose EU Issue Tracker product, provides European Union regulatory and legislative intelligence. Shungham was originally founded in 2010 and is based in Brussels, Belgium.
•
We acquired CQ Roll Call, Inc. (“CQ Roll Call”) and Capitol Advantage LLC (“Capitol Advantage”) in August 2018, which significantly increased our scale and customer base. CQ and Roll Call, which were founded in 1945 and 1955, respectively, are two premier media brands reporting on the U.S. government, with established reputations for non-partisan journalism. Capitol Advantage is the largest publisher of congressional directories in the United States.
•
In December 2020 and throughout 2021, we added ten complementary or adjacent businesses to the FiscalNote family of brands, including the acquisitions in the geopolitical and market intelligence advisory business (Oxford Analytica and FrontierView).

•
Since completing the Transactions, FiscalNote has continued to execute on its acquisition strategy, acquiring Aicel Technologies, an alternative data business based in Korea, the assets of DT Global, a market intelligence company focused on central and eastern Europe and the Middle East, and Dragonfly Intelligence, a geopolitical and security intelligence service based in the United Kingdom (U.K.) acquired in 2023.

Our acquisitions since December 2020 have introduced us to new geographic territories in the U.K., Australia, Singapore and Austria, as well as increased our presence in Korea, the U.K. and within certain states in the United States. In addition to building out our portfolio with complimentary products and services and strategic technologies, these acquisitions have increased our employee headcount materially over time and, in certain cases, have enabled us to scale our customer base more rapidly. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Impacting the Comparability of Our Operating Results” for additional discussion.

We have grown, both organically and through acquisitions, into a global company with approximately 800 employees as of December 31, 2022. Our headquarters are located in Washington, D.C., and we maintain offices in Baton Rouge, LA, Austin, TX, Madison, WI, the United Kingdom, Belgium, Australia, India, South Korea, Singapore, and Taiwan.

Industry Trends

Expanding Core Market and New Adjacent Opportunities

In recent years, data analytics have moved from simply legal and regulatory information to a wider mix of content, software, and data for many industries. The availability of technology has accelerated the shift in focus from content creation and production to development of tools, data analysis, and unique insights. Digital and online native providers with predictive and prescriptive decision-making tools are expanding beyond legal and compliance. They benefit from increased demand from a range of other adjacent markets that generate significant volumes of data such as finance, healthcare, and pharmaceuticals. By supporting new use-cases, providers with advanced analytics products can capture a large share in a new, growing segment that is currently underserved.

Increasing Government Policy Uncertainty and Complexity Worldwide

As businesses and organizations expand their operations into more jurisdictions, they may become exposed to additional laws and regulations, which generally are growing in complexity. For example, a rideshare company operating in both the United States and Europe is subject to different sets of labor regulations. Within those individual countries, an organization must also comply with diverging laws in various states or other localities, as well as monitor policymaking that could result in new regulations. Changes in the laws and regulations applicable to the rideshare business could create risks or opportunities impacting our strategy, affect our financial results, or expose us to greater scrutiny or legal risk. Without a platform to efficiently manage and monitor legislation and regulations, businesses and organizations may become exposed to potential damage to their brands, reputations, or financial performance.

Organizations Struggle to Manage Information Throughout the Lifecycle of a Law or Regulation

Although legal and policy matters continue to grow in importance, we believe that existing platforms have failed to modernize their solutions to address the related needs of organizations of all sizes and sectors. We believe that current information and software providers are unable to support complex processes across multiple jurisdictions such as advocacy, constituent action, legislation, regulations, statutes, case law, and compliance. Legacy solutions also do little to structure the variable data and disparate information on legal and policy matters, making it difficult to search, identify patterns or derive insights from the abundance of information. In addition, they lack the technology and functionality required to navigate the complexity and nuances of cross-border laws and regulations. The growing volume of data makes it challenging for teams to not only quickly identify relevant policy and regulatory information that will impact their organizations, but also efficiently track, collaborate, assess, and report the critical risks and opportunities. Without an integrated platform, businesses and organizations are forced to engage with multiple different point solutions, which creates additional cost burdens and reduces productivity and efficiency.

Our Strategy

The proliferation of complex laws, regulations and policies is increasingly a source of risk and opportunity for all types of organizations - from small businesses to Fortune 100 companies to government agencies and non-profit, operating in virtually any sector of the economy. Accordingly, we believe that organizations increasingly require efficient and highly automated solutions that aggregate, structure and provide actionable insights into the activities of disparate legislative, regulatory, and geopolitical actors, together with workflow tools that drive efficiency and automation in these areas, as well as insights provided by our expert advisory practices and peer-to-peer communities. We believe that we are a market leader for data-driven, actionable insights on legal, political, regulatory and policy matters, and our continued growth is expected to be driven by several strategic initiatives.

Our solution is centered on our suite of offerings and features that combine data, analytics, and workflows to drive actionable insights. Through our platforms and products, we deliver structured, relevant and actionable information to customers that enables them to achieve mission-critical results, such as securing government funding, generating incremental revenue, minimizing costs, and mitigating legal, regulatory, reputational or other risks.

Sales Optimization Strategy

We believe a significant opportunity exists for us to accelerate revenue growth by optimizing our sales organization and strategy. First, we intend to increase our sales productivity and efficiency and focus on larger enterprise and government accounts. We already enjoy a diverse “blue chip” client base across major public and private sectors, including over half of the Fortune 100. However, we believe there is significant room for growth in our base of larger enterprise and government accounts, and increasing our sales capacity will support pursuing those opportunities. In addition, after an initial sale to a new client, we have often successfully expanded the size and duration of the client engagement through cross-selling and upselling, as well as optimizing product pricing and packaging based on customer needs. Through this “land and expand” strategy, we have increased average account values year over year across government, enterprise, mid-market and small and medium-sized clients.

Research & Development

We continue to invest in improvements to our products and services to enhance the value of the data and insights they provide as well as improve our customer experience. Our efforts in this regard include expanding our data assets, developing new proprietary technology (including additional products and enhancements to existing products), building cross-product integrations where they compound the value of our portfolio of newly developed and acquired products, and offering additional human and machine-driven data augmentations and analytics that enhance existing products and services. We continue to advance our core infrastructure and processes for better scaling cross-product data integration, as well as easier deployment of data science and AI capabilities across products. We believe these investments will promote customer retention, facilitate cross-selling to existing customers and enable us to market to potential new customers.

Adjacent Market Opportunities

We intend to leverage our core technology and scalable platform to expand into adjacent markets. First, our platform can ingest and process a high volume of data sets, from activity at the hyper-local municipal level to international, to provide clients with greater functionality. In addition, insights generated through our technology can be packaged for various client use-cases, from traditional government affairs and advocacy activities to geopolitical risk research to corporate compliance with the growing body of ESG ratings and reporting regimes. We also believe there are significant opportunities to leverage our existing strengths in structuring data, providing actionable insights and workflow tools to develop vertically integrated solutions for regulated sectors of the future, including autonomous driving vehicles, cybersecurity, telehealth, the gig economy, crypto-currency, online sports betting, the cannabis industry and more. Finally, we continue to assess opportunities for international expansion, both to grow our customer footprint and expand our product offerings to provide insights into regulatory activities in additional jurisdictions.

Acquisition Opportunities

The legal and policy information and technology industry is highly fragmented, and we believe we are well positioned to act as a consolidator in this area. We have a consistent track record of acquiring and successfully integrating complementary businesses that enhance our portfolio of products, services, and data sets. Since 2017, we completed 15 acquisitions, increasing our scale, adding expert analysis and advocacy tools to our portfolio of products and services, and enabling us to provide additional data sets and services for our customers. We plan to evaluate additional acquisition opportunities to supplement our existing platform, enter new markets and ensure we are well positioned to provide critical insights to the regulated sectors of the future. We intend to focus on acquisitions that leverage our core strengths and enhance our current product, market, geographic and customer strategies. We currently have a robust pipeline of potential opportunities in various stages of negotiation. At this time, we cannot estimate whether we will be successful in the acquisition of these, or any other, companies. We believe the combination of our successful acquisition track record, scale and reputation uniquely position us to create value through additional acquisitions.

Our Competitive Strengths

Category Creator in a Large and Expanding Market Opportunity

As a technology company focused on global policy and market intelligence, we believe we are a category creator in a large and expanding market. Based on industry research, we believe the total addressable market for legal and regulatory information services was approximately $37 billion in 2021 according to Outsell and, due to several factors, will continue to expand in the coming years. First, organizations of all kinds - from business enterprises to government entities - are subject to proliferating regulations and policies of increasing complexity as well as geopolitical changes in the markets in which they operate. These organizations increasingly require a better understanding of the associated impacts on their operations. In addition, available data on legal and regulatory activities is disparate and unstructured, driving a need to aggregate and meaningfully standardize, analyze and curate that data into relevant insights that facilitate key operational and strategic decisions. Further, analytical capabilities in law are democratizing, as organizations increasingly rely on internal teams, tools and workflows to evaluate and take action on policy and regulatory risks. We believe we are well positioned to capture a significant portion of this growing opportunity due to our reputation, scalable platform and AI capabilities, strong management team and successful acquisition strategy.

Scalable Proprietary AI-Driven Technology

Our core technology is built upon our proprietary data collection, ingestion, processing, monitoring and refinement capabilities that serve certain of our different product and service offerings. We collect and process structured and unstructured data related to global legislative and regulatory activities from disparate sources, including expansive coverage of news, social, and world events. Throughout the pipelines we combine automated processes built using AI, supplemented with human-in-the-loop augmentation (i.e., human interaction in reviewing, validating, labeling or generating data as part of an automated processing pipeline to improve results and speed up the machine learning process) to derive structured metadata and generate trustworthy and actionable information at scale that powers multiple customer-facing applications. We believe our focus on configurable and maintainable ingestion and refinement technology can scale with the development and acquisition of new data sets and products, reducing our time to market and enabling us to differentiate ourselves from competitors and expand into adjacent markets and client verticals. From this information, our refinement and analysis capabilities deliver actionable insights for clients, including individualized alerts, activity-driven recommendations and event-based predictions. These insights are incorporated into workflow tools that support policy monitoring, automated reporting, stakeholder management and collaboration, revenue and funding generation, research and analytics, and streamlined compliance. We believe our proprietary technology delivers superior outcomes for our customers through a focus on combining deep product development expertise with subject matter expertise navigating technical complexities in the policy and legal domain. The value of our technology is highlighted by its ability to utilize machine learning to automatically learn and apply extractions, classifications, recommendations and connections between disparate data sources as more data is ingested, thereby providing increased customer value per dataset and data-driven insights over time.

Blue Chip Diverse Client Base

Our diverse customer base includes large multinational corporations as well as startups and other enterprises. We also support all three branches of the U.S. federal government, along with dozens of other national, state, and local government entities. In addition, we provide solutions to non-government organizations, nonprofits and advocacy groups. Thousands of enterprises, entities, and organizations rely on us to improve the way they build and manage their relationships with all levels of government, enabling them to have maximum impact on legislation and regulation. We believe our large enterprise and government clients offer significant opportunities for growth in the client engagement, while our diverse client base provides stability and mitigates risk to our business as a whole.

Multiple Growth Vectors

Our business benefits from a comprehensive platform that pairs organic and inorganic growth opportunities. By combining our existing solutions with complementary acquired assets, we continue to enhance the value proposition of our offerings to clients, grow our client engagements and expand our existing engagements through cross-sell and upsell successes. We embrace our “land and expand” strategy, which is supported by our simplified content and usage-based pricing model. In addition, we increase customer lifetime value through multi-year contract penetration, as well as retention through our usage analytics and AI-powered technology. We aim to continue deploying our offerings across the globe and supporting more jurisdictions to accelerate and diversify our growth.

Prolific Acquisition Strategy and Proven Execution

Our consolidation strategy aims to enhance our existing businesses, expand our use cases, increase our market-leading position, and generate value for our shareholders. We focus on complementary assets with significant strategic and value accretion potential. Driven by our integration model, we benefit from increasing our user base via new customers, increased customer stickiness and sales volume via bundles, and unified data and analytics engines to deliver increasingly larger quantities of data with higher-quality information. We focus on opportunities with high market share and high subscription revenue streams, which drives back-office synergies. Our five largest acquisitions in 2021 yielded a weighted-average ARR growth of approximately 24% when comparing their acquisition date ARR with their ARR on December 31, 2022. In addition, we have deployed our AI-powered technology to reduce integration time and create significant cost savings for our acquisitions such as FactSquared and Oxford Analytica. We intend to continue pursue strategic acquisitions as we create a disruptive global data company in a new era of technology.

Founder-Led Management Team and Experienced Leadership

Our management team is led by Tim Hwang, our Chairman, Chief Executive Officer, Director and Co-Founder, who brings to FiscalNote his vision, values, and commitment to our founding mission - to connect people and organizations to government through the use of technology and empower them to better understand and act on the issues that matter to them. Tim leads a talented management team with many years of collective experience and deep expertise in, among other matters, operating businesses at scale, executing a strategic acquisition and consolidation strategy, data science, corporate finance and capital allocation. Our high-profile Board of Directors brings decades of collective knowledge and expertise relevant to our industry, strategic plan, financial matters, legal compliance, governance and leadership.

Our Products and Services

Public Policy and Issues Management

Using AI and data analytics, our core platform provides policy monitoring capabilities at various jurisdictional levels both domestically and globally to enable clients to identify opportunity and manage risk associated with legislative and regulatory change. The robust platform reliably tracks U.S. Congressional and federal agency activity - from committee markups and amendments to introductions of proposed legislation to rulemaking and the regulatory comment process - as well as activities across state and local governments, further augmented by our Curate product, which we acquired in 2021. Additionally, customers are able to integrate custom policy, stakeholder, and other data and analysis surrounding the policy ecosystem into the platform to manage their policy, market, and stakeholder information in one place. Through our CQ product, we also offer deep and comprehensive news and analysis covering the politics, process, and impact of both lawmaking and rulemaking. Further, by leveraging our EU Issue Tracker, clients can take advantage of deeper policy monitoring capabilities and insights in the European Union. By harnessing workflow tools that help organizations manage their issues with insights provided by these products, stakeholders and teams are empowered to collaborate and drive more effective cross departmental knowledge management and coordination and communication on legal and regulatory issues.

Example Use Cases

• Enterprise clients use our technology to in-source their government affairs function, enabling them to reduce contractual commitments to trade organizations and achieve significant cost savings.

• Public sector clients leverage our technology to track the federal procurement process, enabling them to secure government funding in support of their mission.

• Industry associations leverage our technology to strategically allow their employees from different teams to work off the same information within the business, efficiently preparing for new business initiatives or quickly responding to questions from one place, reducing and consolidating different information channels, all fed by automatically sourced and updating information.

Advocacy & Constituent Services

Our advocacy tools, including VoterVoice and CQ Advocacy, empower citizens and organizations to connect with their governments. We provide solutions that enable organizations — from corporations to nonprofits to trade associations — to build campaigns, engage with advocates and educate lawmakers through multiple channels. Our tools also enable customers to track campaign performance with real-time, actionable reports, and insights with data-driven recommendations for improved performance based on industry specific historical benchmarking analysis. Conversely, our Fireside product, which we acquired in 2021, supports legislators in their constituent engagement efforts by simplifying daily constituent communications, automating tasks, maintaining online and social media presence, and applying data to guide outreach efforts.

Example Use Cases

• A national trade association uses VoterVoice to revitalize its advocacy work through a digital strategy and mobile action after decades of trying to keep up in the industry.

• A congressional office uses Fireside’s powerful outreach tools to engage in a meaningful and coordinated fashion with constituents through surveys, newsletters, and mailing tools, and then further refine those engagement efforts through the collection and analysis of data regarding the congressional district.

Geopolitical and Market Intelligence

Our geopolitical and market intelligence services include FrontierView, and Oxford Analytica, which we acquired in 2021, and Dragonfly Intelligence, which we acquired in 2023. FrontierView provides strategic planning, market monitoring and intelligence to global business professionals in support of companies’ international growth initiatives. Oxford Analytica provides strategic geopolitical intelligence analysis of world events through its full-time staff and a global network of confirmed subject matter experts (now numbering over 1,500). Dragonfly provides real-time critical intelligence about potential and ongoing security risks to operations, early warning detection and forecasting through its "security intelligence & analysis service" (SIAS) platform. We believe that, by combining expert analysis with our core AI-driven analytics, our clients gain access to the full array of insights they need to understand how government actions and policies impact their organizations, businesses and industries.

Example Use Cases

• A multinational corporation engages FrontierView for customized research and analysis to adapt its pricing strategy to volatile emerging markets in which it seeks to expand.

• Through Oxford Analytica’s Daily Briefs, senior decision-makers at a technology company were presented with timely, impartial, and relevant analyses that helped them navigate through current events surrounding cybersecurity.

• Through Dragonfly's SIAS platform, a senior security and crisis management executive at a multinational corporation receives advance warning of events potentially disrupting its supply chain and operations abroad.

Customers

We serve a large, diverse customer base that includes small and mid-sized businesses, large enterprises (including over half of the Fortune 100), government agencies, law firms, professional services organizations, trade groups and non-profit around the world. We believe that the strong value proposition of the insights delivered by our platform, combined with expert analysis and workflow tools, leads to our substantial customer loyalty as evidenced by their high propensity to renew their subscriptions with us. As of December 31, 2022, our run-rate revenue (a key measure of our future revenue opportunity defined as annual recurring revenue at a point in time plus non-subscription revenue during the last twelve months) was $127.0 million. In addition, our net revenue retention (“NRR”) rate (for businesses we owned for at least twelve months at any point in time) on subscription customers was approximately 101% during the year ended December 31, 2022. Retention rates typically are higher for engagements with higher account values, which tend to involve more products with more complex and broader usage within a client organization. We believe that our business is not substantially dependent on any particular end market, customer or group of significant customers.

Technology

Our information technology systems are fundamental to our success. We guide users across a complex information ecosystem, presenting acquired and generated content, with machine-derived metadata, in tailored client workflows. Our technology stack includes technologies for the storage, processing, access and delivery of the data that forms the foundation of our business. We generally own or have secured ongoing rights to use all the applications material to our operations. Our patented AI-enabled core technologies are built and operated on top of modern cloud infrastructure, providing a reliable and distributed computing infrastructure platform for business operations.

Our AI-driven analytical solutions empower our clients to track the pulse of legal and regulatory developments via:

• Descriptive analytics: vast database enabling trend identification, discovery and alerting, and analysis across jurisdictions, people, and documents.

• Predictive analytics: actionable insights such as legislative forecasts, automatic regulatory comment sentiment analysis, AI-driven personalized content and data recommendations to help clients make informed decisions.

• State-of-the-art data collection and ingestion, processing and augmentation, and storage automation capabilities including:

• Data ingestion: bespoke high-speed intelligent data sourcing and collection with custom scraping and monitoring frameworks from web sources, APIs, and data partnerships collecting unstructured text documents in multiple languages and multimedia audio, video, and image files.

• Data processing: augments raw source data by inferring and deriving metadata via natural language processing, including categorization, entity extraction, linking, and summarization, creating standardized and useable structured data formats.

• Data storage and management: structure, standardize, and automate synchronous and asynchronous data processing pipelines to validate, normalize and index primary data along with metadata to enable enhanced data retrieval and alerting across languages and jurisdictions.

• Data analytics: proprietary algorithms to drive custom natural language processes that enable predictions and analysis.

Our products are accessible through multiple delivery channels, including desktop and mobile applications, and data feeds and APIs, enabling our clients to work from anywhere at any time.

Competitive Environment

We believe the principal competitive factors in our business are the quality of insights that our customers can derive from our products and services, including their relevance to the policy and regulatory issues of greatest impact to their organizations, as well as the ease with which customers can act on those insights and integrate them into workflows that drive results. We believe we currently compete favorably with respect to each of these factors.

We consider ourselves a category creator in the technology-enabled global policy and market intelligence services sector. We believe that no single competitor currently offers the same scope of services and market coverage we provide, nor do we provide the same scope of services and market coverage as our competitors. The data and information analytics sector is highly fragmented, and we may encounter a variety of competitors depending upon the relevant market or product offering. Our competitors may include traditional information services companies such as Thomson Reuters, Bloomberg, and S&P, LexisNexis, legal advisors such as traditional law firms, as well as consultancies and traditional and digital media organizations that compete primarily with our Roll Call business. In addition, we may face competition from start-up and mid-sized companies, who may develop products or services that compete with discreet offerings within our portfolio. Over time, we believe that new businesses will increasingly enter the global policy and market intelligence information services sector and seek to develop technologies that may compete with our products and services.

Intellectual Property

As of December 31, 2022, we owned 112 registered trademarks, seven trademark applications (in each case, counting individual foreign registrations and applications), approximately 537 domain names, nine patents, nine patents pending, and three patents allowed. We also own certain proprietary software. We consider our trademarks, service marks, databases, software and other IP to be proprietary, and rely on a combination of statutory (e.g., copyright, trademark, trade secret and patent), contractual and technical safeguards to protect our intellectual property rights. We believe that the intellectual property that we own and license is sufficient to permit us to carry on our business as presently conducted.

Our agreements with our customers and business partners place certain restrictions on the use of our intellectual property. As a general practice, employees, contractors and other parties with access to our proprietary information sign agreements that prohibit the unauthorized use or disclosure of our intellectual property and confidential information.

New Product Development

We believe that innovation is essential to our success and one of our primary drivers of competitive advantage. We believe we are in a unique position to help shape how organizations find, evaluate, interact with, consume and act upon global policy and market information. In 2022, we focused on the redevelopment of the FiscalNote and EU Issue Tracker platforms to better support integration of newly developed and acquired products and services while also providing enhanced user interfaces, analytical tools, and capabilities. Adding new data sets, products and services through acquisitions is also a significant component of our strategy. We also intend to continue augmenting our technology platform, products and services through strategic acquisitions.

Sales and Marketing

We generally develop sales, distribution and marketing strategies on a product-by-product and service-by-service basis, including products and services obtained via acquisitions. We leverage customer data, business and market intelligence and competitive profiling to retain customers and cross-sell products and services. When we obtain a new product or service through an acquisition, we assess on a case-by-case basis whether to integrate it into our existing product portfolio or maintain it as a standalone offering in light of its existing brand recognition, distinctive customer base and other factors.

Our sales teams participate in both sales and service activities, interacting frequently with assigned customers to ensure a positive experience using our products and services. Our sales force primarily seeks revenue through new sales, existing customer retention, upselling and cross-selling, working with the sales team members to coordinate activity and provide the best solutions for our customers.

Our marketing team seeks to position FiscalNote as the most trusted brand for insights and analysis on political, regulatory and policy matters. It promotes awareness of our brands through several channels, including segmented marketing campaigns and content (e.g., topical webinars), events, the FiscalNote Executive Institute (a thought leadership community that advances conversation and collaboration among senior leaders), and digital marketing.

Employees

As of December 31, 2022, approximately 800 employees support our business operations with approximately 720 full-time. None of our employees are represented by unions. We consider our relationship with our employees to be good and have not experienced interruptions to operations due to labor disagreements.

Regulatory Environment

Our products, services and operations are subject to privacy and consumer information laws and regulations, including regulations in the U.S. (federal and state), U.K., EU (as well as individual member states) and various jurisdictions in Asia. We incur significant costs in our business to comply with these laws and regulations. Our compliance obligations vary from regulator to regulator, and may include, among other things, strict data security programs, submissions of regulatory reports, providing consumers with certain notices and correcting inaccuracies in applicable reports. In addition, we are subject to regulatory requirements ordinarily associated with international operations, including various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, as well as export controls, customs, economic sanctions laws, and embargoes imposed by the U.S. government. Violations of the Foreign Corrupt Practices Act, the UK Bribery Act or other anti-corruption laws or export control, customs, or economic sanctions laws may result in severe criminal or civil sanctions and penalties. Many of these laws and regulations are complex, and their application to us, our customers or the specific services and relationships we have with our customers are not always clear. Our failure to anticipate accurately the application of these laws and regulations, or any failure to comply, could create liability for us, result in adverse publicity and otherwise negatively affect our business. See the section titled “Risk Factors” in this Annual Report on Form 10-K for more information about the impact of government regulation on our company.

Information About our Executive Officers

Set forth below, in alphabetical order, is a list of our executive officers as of February 28, 2023, including each executive officer’s principal occupation and employment during the past five years and reflecting recent organizational changes. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until his successor is appointed or his earlier death or removal or resignation from such office. Each executive officer’s age is set forth in the table next to his name.

Name	Position	Age
Tim Hwang	Chairman, Chief Executive Officer and Co-Founder	31
Gerald Yao	Chief Strategy Officer, Global Head of ESG and Co-Founder	31
Josh Resnik	President and Chief Operating Officer	52
Jon Slabaugh	Chief Financial Officer and SVP of Corporate Development	59
Vladimir Eidelman	Chief Technology Officer	37
Richard Henderson	Chief Revenue Officer	49

Krystal Putman-Garcia	Chief Marketing Officer and General Manager of Advocacy	43
Todd Aman	SVP, General Counsel and Secretary	39
Vibha Miller	SVP of People and Diversity, Equality, Inclusion, Belonging and Accessibility	61

Timothy Hwang serves as our Chairman and Chief Executive Officer, and as a Class I Director. Mr. Hwang is one of our Co-Founders and served as Legacy FiscalNote’s Chairman and Chief Executive Officer since its founding in 2013 through the public listing. Mr. Hwang is currently a World Economic Forum Technology Pioneer, a trustee on the Board of the Greater Washington Community Foundation (the largest funder of non-profit and philanthropic initiatives in the DC region), a Board member of The After School Alliance, and a member of the Council of Korean Americans (CKA). Mr. Hwang has an A.B. from Princeton University.

Gerald Yao serves as our Chief Strategy Officer and Global Head of ESG, and as a Class II Director. He is one of our Co-Founders and served as a director of Legacy FiscalNote since its founding in 2013. Mr. Yao co-founded FiscalNote after spending a decade leading operations in the non-profit, public schools, and start-up sectors. He has served as Chief Strategy Officer since 2014 and Global Head of ESG since June 2022 and helped to incubate many functions within the organization. Mr. Yao is currently overseeing corporate strategy and new market growth expansion in APAC and with respect to ESG matters. Previously, he was director of finance for the National Youth Association from 2010 to 2013. He studied finance and sociology at Emory University.

Josh Resnik serves as our President and Chief Operating Officer. Mr. Resnik served as Legacy FiscalNote’s Senior Vice President, General Counsel and Chief Content Officer from October 2018 to January 2022, and was named President and Chief Operating Officer in February 2022. Prior to FiscalNote, Mr. Resnik was an executive and Board member of Spree Commerce starting in 2012, serving as General Counsel/Chief Operating Officer and helping lead the company to a successful acquisition by First Data Corporation (now Fiserv) in 2015. Prior to Spree Commerce, he led the Digital division of Gannett (then one of the largest media companies in the U.S.) and was a senior in-house attorney at AOL. Earlier in his career he spent several years in private law practice representing clients in the TMT sector in corporate transactions and regulatory matters. Mr. Resnik holds a B.A. from the University of Pennsylvania and a J.D. from Boston University School of Law, where he was named an Edward F. Hennessey Distinguished Scholar and G. Joseph Tauro Scholar, as well as earning the Dean’s Award in Communications Law.

Jon Slabaugh serves as our Chief Financial Officer and Senior Vice President of Corporate Development. He joined Legacy FiscalNote in November 2019 as Senior Vice President of Corporate Development and was promoted to Chief Financial Officer in May 2020. Prior to FiscalNote, Mr. Slabaugh was the Managing Director of UCG, a private holding company of 10 leading business-to-business information, data and workflow SaaS companies serving the energy, healthcare, telecommunications, financial services, technology, advertising and tax preparation markets, from 2004 to 2018. Earlier in his career, Mr. Slabaugh was a co-founder and Managing Director of MCG Capital, a senior debt, mezzanine and uni-tranche investment company backed by Goldman Sachs Capital Partners, Heller Financial, Vestar Capital Partners and Soros Private Equity Partners, from 1998 to 2004. Mr. Slabaugh originated and managed investments in information, software and media companies while at MCG. Mr. Slabaugh has also served on the boards of Miles Partnership, Johns Hopkins Suburban Hospital, and GasBuddy. He holds a B.A. from Denison University and an MBA from the University of Virginia’s Darden School of Business Administration.

Dr. Vladimir Eidelman serves as our Chief Technology Officer, a role he has held since June 2022. Before then, he served as our Chief Scientist and Head of AI Research, leading the production data science and AI teams since December 2013. His work has led to multiple patents, patent applications, and peer-reviewed papers, and he serves on the program committees for top-tier conferences, such as ACL, NAACL, and EMNLP. Dr. Eidelman completed his Ph.D. in Computer Science at the University of Maryland, and his B.S. in Computer Science and Philosophy at Columbia University.

Krystal Putman-Garcia serves as our Chief Marketing Officer and General Manager of Community, a role she has held since January 2021. Before then, she had served as our Vice President of Marketing since 2019 and General Manager of Advocacy since 2020. Before joining FiscalNote, Ms. Putman-Garcia ran demand generation at EAB from 2017 to 2019. Prior to EAB, she served as VP of Marketing at Localist, ran marketing for PBS’s education division, and has had a variety of roles in the marketing departments of Discovery Communications, TrustArc, BearingPoint, and CEB. Ms. Putman-Garcia holds an MBA from the Ross School of Business at the University of Michigan and a B.S. from Tulane University.

Todd Aman serves as our Senior Vice President, General Counsel & Secretary, a role he has held since August 2022. Before then, he had served as our Vice President and Associate General Counsel – Securities and Compliance since April 2021. Before joining FiscalNote, Mr. Aman served as Associate General Counsel – Corporate and Securities and Assistant Secretary for FLIR Systems, Inc., a publicly-traded international sensor technology company. Prior to FLIR, Mr. Aman served as Assistant General Counsel and Assistant Secretary at Gannett Co., Inc., a publicly-traded media and marketing solutions company, from March 2016 through its acquisition in 2019. Before then, Mr. Aman was a corporate attorney in the SEC Advisory and Capital Markets practice groups at Hogan Lovells US LLP. Mr. Aman holds a J.D., magna cum laude, and an LL.M in Securities and Financial Regulation, with distinction, from the Georgetown University Law Center, as well as a B.A. in Political Theory and Religious Studies from the University of Virginia.

Vibha Jain Miller serves as our Senior Vice President of People and DEIBA (Diversity, Equality, Inclusion, Belonging, and Accessibility), a role she has held since April 2022. Prior to FiscalNote, Ms. Miller served as Vice President, Human Resources & Chief Talent Officer at Cogent Communications of Washington, D.C., a publicly traded, global internet service provider with a highly diverse team of 1,200 employees. From 2017 to 2021, Ms. Jain served as Vice President, Human Resources for the Graduate Management Admission Council (GMAC), a global, mission-driven association of leading graduate business schools, and owner and administrator of the GMAT exam, where she provided strategic oversight of all Human Resources functions. Before Cogent and GMAC, Ms. Jain held executive-level Human Resources positions at WETA, a public broadcasting station; Conservation International, a nonprofit environmental organization; Octagon, a global sports and entertainment content marketing company; and Discovery Communications, a global media company. Before then, Ms. Jain served in human resources roles at several companies, including The Nature Conservancy and Goldman, Sachs & Co. Ms. Jain holds a B.A. in Political Science from the University of Connecticut, and an M.B.A. in Management and International Business from the Leonard N. Stern School of Business at New York University.

Available Information

Our website address is www.fiscalnote.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding FiscalNote.

Item 1A. Risk Factors.

Risks Related to Our Business

We have recently experienced significant growth that may not be indicative of future growth, which makes it difficult to forecast our revenue and evaluate our business and prospects. If we fail to manage our growth effectively, our business, financial condition, results of operations and prospects could be materially and adversely affected.

We have experienced significant growth in our business, including through acquisitions, over the last several years. We have also experienced significant growth in headcount, the number of customers, and usage and amount of data delivered across our products and services.

You should not rely on the revenue growth of any prior quarterly or annual period as an indication of future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future due to a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. The overall growth of our revenue depends on a number of factors, including our ability to:

• attract new customers, retain and expand sales to our existing customers, and price our products and services effectively;

• expand the functionality of our products and services, and continue to generate content and other insights that our customers value;

• maintain and expand the rates at which customers use our products and services and the prices at which we deliver our products and services;

• provide our customers with support that meets their needs;

• maintain or increase customer satisfaction with our products and services;

• compete effectively against other businesses offering similar products or services, as well as new entrants into the markets in which we compete;

• continue to introduce and sell our products and services to new markets and industry verticals;

• continue to develop new products and services, and maintain, enhance, develop, and integrate the functionality of our existing platforms, products and services, including continued innovation of our AI and data science technologies;

• successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our products and services;

• recruit, hire, train and manage additional qualified developers, professionals and sales and marketing personnel; and

• increase awareness of our brands on a global basis and successfully compete with other companies.

We may not successfully accomplish any of these objectives, and as a result, it is difficult for us to forecast our future results of operations.

In addition, any growth places significant demands on our operational infrastructure. As usage of our products and services grows, we will need to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications, including open-source software. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base. We also will need to focus significant resources on integrating acquired businesses and leveraging acquired products, services, content and analysis across the entire organization. Any failure of or delay in these efforts could lead to impaired system performance and reduced customer satisfaction, resulting in decreased sales to customers, lower dollar-based net retention rates, the issuance of service credits or requested refunds, which would hurt our revenue growth and our reputation. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.

Our expenses and investments have grown significantly in recent years. We will need to grow our revenues to achieve and maintain profitability, which may not occur.

We expect to continue to expend substantial financial and other resources on:

• our technology infrastructure, including systems architecture, scalability, availability, performance and security;

• sales and marketing, including a significant expansion of our sales organization to engage existing and prospective customers, increase brand awareness and drive adoption of our products and services;

• product development, including investments in our development team and the development of new applications of our products and services and new functionality for our existing applications and in the protection of our intellectual property (“IP”) rights related to our product development;

• acquisitions or strategic investments;

• international expansion; and

• general administration, including legal and accounting, expenses associated with being a public company.

These investments may not be successful on the timeline we anticipate or at all and may not result in increased revenue growth. If we are unable to maintain or increase our revenue at a rate sufficient to offset costs, our business, financial position and results of operations will be harmed and we may not be able to achieve or maintain profitability over the long term. Additionally, we have encountered, and may in the future encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as unforeseen operating expenses, difficulties, complications, delays and other known or unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our business, financial position and results of operations may be harmed and we may not achieve or maintain profitability in the future, and we may be required to take cost-reduction actions that may limit our ability to execute on our strategic plans.

We have a history of net losses and anticipate that operating expenses may grow as we continue to pursue our plans for expansion, and we therefore may not be able to achieve and maintain profitability.

We have incurred significant net losses in each year since our inception, including net losses of $218.3 million and $109.4 million for the years ended December 31, 2022 and 2021, respectively, and we may not achieve or maintain profitability in the future. Because the market for our products and services is rapidly evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. Our operating expenses may continue to increase in the future as we hire additional personnel, expand our partnerships, operations and infrastructure, both domestically and internationally, and continue to enhance our products and services and develop and expand their features, integrations, and capabilities. We also intend to continue to build and enhance our platforms through both internal research and development and selectively pursuing acquisitions that can contribute to the capabilities of our platforms. In addition, now that we are a public company, we will incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset operating expenses and if our efforts to control operating expenses are unsuccessful or inadequate, we will not be profitable in future periods. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any failure to increase the number of organizations using our products or grow the size of our engagements with existing customers, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for our products, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our stock to decline.

We generate a significant percentage of our revenues from recurring subscription-based arrangements, and if we are unable to maintain a high renewal rate, our business, financial condition, results of operations and prospects would be materially and adversely affected.

Approximately 90% of our revenues are subscription-based. In order to maintain existing revenues and to generate higher revenues, we are dependent on a significant number of our customers renewing their arrangements with us. Although many of these arrangements have automatic renewal provisions, with appropriate notice these arrangements generally are cancellable and our customers generally have no obligation to renew their subscriptions after the expiration of their initial subscription period. As a result, our past annual revenue renewal rates may not be indicative of our future annual revenue renewal rates, and our annual revenue renewal rates may decline or fluctuate in the future as a result of a number of factors, including customer satisfaction with our products and services, our prices and the prices offered by competitors, reductions in customer spending levels, and general economic conditions. Our revenues could also decline if a significant number of our customers continued their arrangements with us but reduced the amount of their spending.

The introduction of competitors’ offerings with lower prices for consumers, low customer satisfaction with our products, fluctuations in prices customers are willing to pay for our products, changes in customers’ government affairs, policy and political strategies, including an increase in the use of competitors’ products or offerings, and other factors could result in declines in our subscriptions. Because we derive a substantial majority of our revenue from customers who purchase these subscription plans, any material decline in demand for these offerings could have a material adverse impact on our future revenue and results of operations. In addition, if we are unable to successfully introduce new products, features, and enhancements, our revenue growth may decline, which could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to attract new customers, retain existing customers, expand our products and services offerings with existing customers, expand into new geographic markets or identify areas of higher growth, our revenue growth and profitability will be harmed.

Our success depends on our ability to acquire new customers, retain existing customers, expand our engagements with existing customers through cross-selling and upselling efforts, expand into new geographic markets and identify areas of higher growth, and to do so in a cost-effective manner. We have made significant investments related to customer acquisition and retention, expect to continue to spend significant amounts on these efforts in future periods, and cannot guarantee that the revenue from new or existing customers will ultimately exceed the costs of these investments.

Additionally, if we fail to deliver a quality user experience, or if customers do not perceive the products and services we offer to be of high value and quality, we may be unable to acquire or retain customers. Also, if we do not acquire or retain customers above our lowest price tier in volumes sufficient to grow our business, we may be unable to achieve our operational objectives. Our prices may increase, or may not decrease to levels sufficient to generate customers’ interest, our revenue may decrease, our margins may decline. As a result, we may not achieve or maintain profitability and our business, financial condition, and results of operations may be materially and adversely affected.

Our efforts to expand our service offerings and further develop our existing services in order to keep pace with policy, regulatory, political and technological developments may not succeed.

Our efforts to expand our current service offerings may not succeed and, as a result, we may not achieve the revenue growth rate we expect. In addition, because the markets for certain of our offerings remain relatively new, it is uncertain whether our investments in those offerings, will result in significant revenue for us. We seek to continuously enhance our technology platforms, including AI and machine learning capabilities and algorithms, to maintain and improve the quality of our products and services in order to remain competitive with alternatives, and those efforts ultimately may not be adequate or successful. Further, the introduction of significant platform changes and upgrades, may not succeed and early-stage interest and adoption of such new services may not result in long term success or significant revenue for us. Additionally, if we fail to anticipate or identify significant technology trends and developments early enough, or if we do not devote appropriate resources to adapting to such trends and developments, our business could be harmed.

If we are unable to develop or acquire enhancements to, and new features for, our existing or new services that keep pace with rapid technological developments, our business could be harmed. The success of enhancements and new or acquired products and services depends on several factors, including the timely completion, introduction and market acceptance of the feature, service or enhancement by customers, administrators and developers, as well as our ability to integrate all of our product and service offerings and develop adequate selling capabilities in new markets. Failure in this regard may significantly impair our revenue growth and negatively impact our operating results. We may not be successful in either developing or acquiring these enhancements and new products and services or effectively bringing them to market.

Furthermore, uncertainties about the timing and nature of new services or technologies, or modifications to existing services or technologies, or changes in customer usage patterns thereof, could increase our research and development or service delivery expenses or lead to our increased reliance on certain vendors. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and harm our business.

We plan to continue growing and expanding our business through strategic acquisitions. We may not be able to successfully identify attractive acquisition opportunities or make acquisitions on terms that are satisfactory to us from a commercial perspective.

A principal focus of our business strategy is to grow and expand our business, acquire technologies and new data sets, and enhance our product and service offerings through acquisitions. Our strategy of pursuing strategic acquisitions may be negatively impacted by several risks, including:

• We may not successfully identify companies that have complementary product lines or technological competencies or that can diversify our revenue or enhance our ability to implement our business strategy.

• We may not successfully acquire companies if we fail to negotiate the acquisition on acceptable terms, the potential acquisition target is acquired by a competitor or other bidder, or other related reasons.

• We may incur acquisition-related expenses, including legal, accounting, consulting, and other professional fees and disbursements. Such additional expenses may be material, will likely not be reimbursed, would increase the aggregate cost of any acquisition and could divert financial and managerial resources from existing operations.

• We may become exposed to the acquired company’s liabilities and to risks, and we may not be able to ascertain or assess all of the significant risks.

• We may require additional financing in connection with any future acquisition, and such financing may be unavailable or may adversely impact, or be restricted by, our capital structure.

• In the process of selecting suitable acquisition targets, we may make mistaken assumptions about the ease of entry into new markets, potential benefits, including volumes, cash flows, net sales, costs, synergies and more.

If we are not able to execute this strategy of pursuing strategic acquisitions, it could have a material adverse effect on the growth of our business and on our financial condition, operating results, cash flows and prospects, and we may not be able to realize our projections.

We may not realize expected business or financial benefits from acquisitions or integrate acquired businesses in an efficient and effective manner, or such acquisitions could divert management’s attention, increase capital requirements or dilute stockholder value and materially and adversely affect our business, financial condition, results of operations and prospects.

Our ability to achieve the anticipated potential benefits of a strategic acquisition will be subject to a number of risks or uncertainties. Acquired assets, data, or businesses may not be successfully integrated into our operations, costs in connection with acquisitions and integrations may be higher than expected and we may also incur unanticipated acquisition-related costs. These costs could adversely affect our financial condition, results of operations, or prospects. Any acquisition we complete could be viewed negatively by customers, users, developers, partners, or investors, and could have adverse effects on our existing business relationships.

Acquisitions and other transactions, arrangements, and investments involve numerous risks and could create unforeseen operating difficulties and expenditures, any of which could harm our business, including:

• difficulties in, and the cost of, integrating operations, administrative infrastructures, sales and marketing teams and strategies, personnel, technologies, data sets, services, and platforms;

• potential write-offs of acquired assets or investments, impairments of goodwill or intangible assets, or potential financial and credit risks associated with acquired customers;

• difficulties in successfully selling any acquired services or products;

• differences between our values and those of our acquired companies;

• failures to identify material liabilities or risk in pre-acquisition due diligence;

• difficulties in retaining and re-training key employees of acquired companies and integrating them into our organizational structure and corporate culture;

• difficulties in, and financial costs of, addressing acquired compensation structures inconsistent with our compensation structure;

• inability to maintain, or changes in, relationships with key customers and partners of the acquired business;

• challenges converting and forecasting the acquired company’s revenue recognition policies including subscription-based revenue and revenue based on the transfer of control as well as appropriate allocation of the customer consideration to the individual deliverables;

• difficulty with, and costs related to, transitioning the acquired technology onto our existing platforms and customer acceptance of multiple platforms on a temporary or permanent basis;

• augmenting the acquired technologies and platforms to the levels that are consistent with our brands and reputation;

• potential for acquired products to impact the profitability of existing products;

• increasing or maintaining the security standards for acquired technology consistent with our other services;

• challenges relating to the structure of an investment, such as governance, accountability, and decision-making conflicts that may arise in the context of a joint venture or other majority ownership investments;

• negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets, and deferred compensation;

• to the extent we use cash to pay for acquisitions, the commensurate limitation of other potential uses for our cash;

• to the extent we incur debt to fund any acquisitions, the impact of such debt on our overall capital structure, any material restrictions thereunder on our ability to conduct our business financial maintenance covenants and dilution to shareholders to the extent such debt instruments are convertible;

• to the extent we issue equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease;

• additional dilution and expense associated with stock-based compensation;

• the loss of acquired unearned revenue and unbilled revenue;

• delays in customer purchases due to uncertainty related to any acquisition;

• ineffective or inadequate controls, procedures, and policies at the acquired company;

• in the case of foreign acquisitions, challenges caused by integrating operations over distance, and across different languages, cultures, and political environments;

• currency and regulatory risks associated with foreign countries and potential additional cybersecurity and compliance risks resulting from entry into new markets;

• tax effects and costs of any such acquisitions, including the related integration into our tax structure and assessment of the impact on our ability to realize our future tax assets or liabilities; and

• potential challenges by governmental authorities, including the U.S. Department of Justice (the “DOJ”), for anti-competitive or other reasons.

We may also decide to restructure, divest or sell businesses, products or technologies that we have acquired or invested in. The occurrence of any of the above could have an adverse effect on our business, results of operations, financial condition and future prospects and could adversely affect the market price of our Class A Common Stock.

We have international operations and assets, including in the U.K., Belgium, Australia and Korea, and we sell our products and services to clients globally. These international operations subject us to additional risks that may adversely affect our business, results of operations and financial condition.

We have international operations, including in the U.K., Belgium, Australia and Korea. Our ability to operate in these countries may be adversely affected by changes in those jurisdictions’ laws and regulations, including those relating to taxation, lobbying, cybersecurity, privacy and other matters. In addition, our operating results and financial performance are subject to the local economic and political situations. We believe that our operations are in compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that require additional expenditures and efforts on our part to ensure our compliance therewith, as well as increased taxation, restrictions on imports, import duties or currency revaluations. There can be no certainty as to the application of the laws and regulations of these jurisdictions in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities, resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

In addition, we sell our products and services globally and plan to continue expanding our international operations as part of our growth strategy. For the years ended December 31, 2022 and 2021, approximately 13% and 11%, respectively, of our revenues were derived from outside of the United States. Revenues by geography are determined based on the region of the FiscalNote selling entity, which may be different than the region of the customer.

Our current international operations and our plans to expand our international operations could subject us to a number of risks, including:

• increased management, travel, infrastructure, and legal compliance costs associated with having multiple international operations;

• unique terms and conditions in contract negotiations imposed by clients in foreign countries;

• longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;

• the need to localize our products and services for international clients;

• changes in foreign regulatory requirements;

• increased exposure to fluctuations in currency exchange rates;

• highly inflationary international economies;

• the burdens and costs of complying with a wide variety of foreign laws and legal standards relating to data security and protection of personal information, including the General Data Protection Regulation (“GDPR”) in the European Union and similar privacy regulations in the U.K. and the Asia-Pacific region;

• compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act and other anti-corruption regulations, particularly in emerging market countries;

• compliance by international staff with accounting practices generally accepted in the United States, including adherence to our accounting policies and internal controls;

• trade agreements, taxes, and other trade barriers;

• increased financial accounting and reporting burdens and complexities;

• weaker protection of intellectual property rights in some countries;

• multiple and possibly overlapping tax regimes;

• the application of the respective local laws and regulations to our business in each of the jurisdictions in which we operate;

• government sanctions that may interfere with our ability to sell into particular countries;

• disruption to our operations caused by epidemics or pandemics, such as COVID-19; and

• political, social and economic instability abroad, terrorist attacks and security concerns in general.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these risks could harm our international operations and reduce our international sales, adversely affecting our business, results of operations, financial condition, and growth prospects.

We recognize revenues over the term of the agreements for our subscriptions and, as a result, there is often a lag in realizing the impact of current sales or cancellations in reported revenues, and a significant downturn in our business may not be reflected immediately in our operating results.

We generally recognize revenues ratably over the duration of the contract, which typically range from one to three years. As a result, a substantial majority of our quarterly revenues are generated from contracts entered into during prior periods. There is often a lag in realizing the impact of current sales or cancellations in our reported revenues, as we recognize revenues over the term of the arrangement. Because of this lag effect, a decline in new contracts in any quarter may not affect our results of operations in that quarter but could reduce our revenues in future quarters. Additionally, the timing of renewals or non-renewals of a contract during any quarter may only affect our financial performance in future quarters. For example, the non-renewal of a contract late in a quarter will have minimal impact on revenues for that quarter but will reduce such revenues in future quarters. Accordingly, the effect of significant declines in sales of our products and services may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. In contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenues for that quarter and we may not be able to offset a decline in such revenues with revenues from new contracts entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenues. These factors may cause significant fluctuations in our results of operations and cash flows, may make it challenging for an investor to predict our performance and may prevent us from meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline.

Our sales cycles are variable, depend upon factors outside our control, and could cause us to expend significant time and resources prior to generating revenues.

The typical sales cycle for our products and services is lengthy, unpredictable, could be disrupted by factors outside our control and often requires pre-purchase evaluation by a significant number of employees in our clients’ organizations. Our sales efforts involve educating our clients about the use and benefits of our products and services. Potential clients typically undertake a rigorous pre-purchase decision-making and evaluation process, and sales to new clients involve extensive client due diligence and reference checks. We invest a substantial amount of time and resources on our sales efforts without any assurance that our efforts will produce sales. Even if we succeed at completing a sale, we may be unable to predict the size of an initial subscription arrangement until very late in the sales cycle.

If we have overestimated the size of our total addressable market, our future growth rate may be limited.

It is difficult to accurately estimate the size of the enterprise information services and legal and regulatory information markets and predict with certainty the rate at which the market for our services will grow, if at all. While our market size estimate was made in good faith and is based on assumptions and estimates we believe to be reasonable, this estimate may not be accurate. If our estimates of the size of our addressable market are not accurate, our potential for future growth may be less than we currently anticipate, which could have a material adverse effect on our business, financial condition, and results of operations.

We rely on third parties, including public sources, for data, information and other products and services, and our relationships with such third parties may not be successful or may change, which could adversely affect our results of operations.

Our products and services rely upon data, information and services obtained from third-party providers and public sources. Such data, information and services are made available to our customers or are integrated for our customers’ use through information and technology solutions provided by us and third-party service providers. We have commercial relationships with third-party providers whose capabilities complement our own and, in some cases, these providers are also our competitors. The priorities and objectives of these providers, particularly those that are our competitors, may differ from ours, which may make us vulnerable to unpredicted price increases, unfavorable licensing terms and other adverse circumstances. Agreements with such third-party providers periodically come up for renewal or renegotiation, and there is a risk that such negotiations may result in different rights and restrictions, which could impact or eliminate our customers’ use of the content. In addition, as the number of products and services in our markets increases and the functionality of these products and services further overlaps with third-party products and services, we may become increasingly subject to claims by a third party that our products and services infringe on such party’s IP rights. Moreover, providers that are not currently our competitors may become competitors or be acquired by or merge with a competitor in the future, any of which could reduce our access to the information and technology solutions provided by those companies. If we do not maintain, or obtain the expected benefits from, our relationships with third-party providers or if a substantial number of our third-party providers or any key service providers were to withdraw their services, we may be less competitive, our ability to offer products and services to our customers may be negatively affected, and our results of operations could be adversely impacted.

If we are not able to obtain and maintain accurate, comprehensive, or reliable data, or if the expert analysis we produce contains any material errors or omissions, we could experience reduced demand for our products and services.

Our success depends on our customers’ confidence in the depth, breadth, and accuracy of our data. The task of establishing and maintaining accurate data is challenging and expensive. The depth, breadth, and accuracy of our data differentiates us from our competitors. If our data, including the data we obtain from third parties and our data extraction, structuring, and analytics are not current, accurate, comprehensive, or reliable, or if any expert analysis we produce contains material errors or omissions, customers could have negative experiences, which in turn would reduce the likelihood of customers renewing or upgrading their subscriptions and our reputation could be harmed, making it more difficult to obtain new customers.

Our ability to introduce new features, integrations, capabilities, and enhancements is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, or if our research and development investments do not translate into material enhancements to our products and services, we may not be able to compete effectively, and our business, financial condition, results of operations and prospects may be adversely affected.

To remain competitive, we must continue to develop or acquire and implement new features, integrations, and capabilities to our products and services. This is particularly true as we further expand and diversify our capabilities to address additional applications and markets. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop features, integrations, and capabilities internally due to certain constraints, such as employee turnover, lack of management ability, or a lack of other research and development resources, our business may be harmed.

Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling features, integrations, capabilities, and enhancements and generate revenue, if any, from such investment. Anticipated demand for a feature, integration, capability, or enhancement we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such feature, integration, capability, or enhancement. Additionally, we may experience difficulties with software development, design, or marketing that could affect the length of these research and development cycles that could further delay or prevent our development, introduction, or implementation of features, integrations, capabilities, and enhancements. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of features, integrations, and capabilities that are competitive, our business, results of operations, and financial condition could be adversely affected.

Further, our competitors may expend more on their respective research and development programs or may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs or our competitors may be more efficient or effective in their research and development activities. We can expect continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering, data predicting, and other database technologies and the use of the internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to gather and process our data. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would give an advantage to such competitors and may harm our business, results of operations, and financial condition.

Our pricing and product bundling strategy may not meet customers’ price expectations or may adversely affect our revenues.

Demand for our products and services is generally sensitive to price. Our approach to pricing and bundling our products and services has had, and may continue to have, a significant impact on our revenues and profit margins. In addition, our competitors’ pricing and marketing strategies are beyond our control and could significantly affect the results of our pricing strategies. If we fail to meet our customers’ price expectations or develop attractive and easily marketable product bundles, or if we are unable to compete effectively with our competitors when they engage in aggressive pricing strategies or other competitive activities, it could have a material adverse effect on our business.

Increased accessibility to free or relatively inexpensive information sources that offer comparable value to customers may reduce demand for our products and services.

In recent years, more public sources of free or relatively inexpensive information have become available, particularly through the Internet, and this trend is expected to continue. For example, the US Congress, state legislatures, the European Union and other federal, state, local and foreign government and regulatory agencies have increased the amount of information they make publicly available at no cost. Public sources of free or relatively inexpensive information may reduce demand for our products and services if such information sources become more easily searchable, digestible and actionable without structuring by technology such as ours. Our results of operations would be adversely affected if our customers choose to use these public sources as a substitute for our products or services.

Larger and more well-funded companies with access to significant resources, large amounts of data or data collection methods, and sophisticated technologies may shift their business model to become our direct competitors.

Companies in related industries, such as Bloomberg, Thomson Reuters, RELX, MSCI, Gartner, and S&P, may choose to compete with us and would immediately have access to greater resources and brand recognition. We cannot anticipate how rapidly such a potential competitor could create products or services that would take significant market share from us or even surpass our products or services in quality. The entry of a large, well-funded competitor in our space could reduce demand for our products and services or reduce the price we can demand from new customers or for subscription renewals or upgrades from existing customers, negatively affecting our revenue and profitability.

If we fail to protect and maintain our brands, our ability to attract and retain customers will be impaired, our reputation may be harmed, and our business, financial condition, results of operations and prospects may suffer.

We have developed or acquired a family of brands, that have contributed significantly to the success of our businesses. We believe that maintaining and promoting our brands in a cost-effective manner is critical to expanding our base of customers and retaining our existing customers. Maintaining, promoting and positioning our brands and the reputation of our businesses will depend on our ability to provide useful, reliable, secure, and innovative products and services, to maintain trust, and to provide a consistent, high-quality customer experience.

We may introduce, or make changes to, features, products, services, privacy practices, or terms of service that customers do not like, which may materially and adversely affect one or more of our brands. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our businesses could be materially and adversely harmed.

Harm to our brands can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality, inadequate protection or misuse of information with respect to customers’ government affairs’ strategies, personally identifiable information, compliance failures and claims, regulatory inquiries and enforcement, rumors, litigation and other claims, misconduct by our partners, employees or other counterparties, and actual or perceived failure to adequately address the environmental, social, and governance (“ESG”) expectations of our various stakeholders, any of which could lead to a tarnished reputation and loss of customers.

Any negative publicity about our industry or our company, the quality and reliability of our products and services, our compliance and risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory licensing and infrastructure, and the experience of our customers with our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain strong and trusted brands, our business, financial condition, and results of operations could be materially and adversely affected.

We have a significant portion of our revenue to U.S. and foreign government agencies and other highly regulated organizations, which are subject to a number of challenges and risks.

We derive a portion of our revenue from contracts with government organizations (primarily but not solely U.S. -based), and we believe the success and growth of our business will in part depend on adding additional public sector customers. However, demand from government organizations is often unpredictable, and we cannot guarantee that we will be able to maintain or grow our revenue from the public sector. Sales to government entities are subject to substantial additional risks that are not present in sales to other customers, including:

• selling to government agencies can be more highly competitive, expensive, and time-consuming than sales to other customers, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;

• U.S., European, or other government certification and audit requirements potentially applicable to our network, including the Federal Risk and Authorization Management Program (FedRAMP) in the U.S., are often difficult and costly to obtain and maintain, and failure to do so will restrict our ability to sell to government customers;

• government demand and payment for our products may be impacted by public sector budgetary cycles, funding authorizations, changes in administration, shifts in government agency spending patterns, delays in the government appropriations or other administrative processes, or government shutdowns or other considerations, such as favoring domestic suppliers over those with significant foreign minority investment, such as ours, especially in the case of notable levels of redemption;

• governments routinely investigate and audit government contractors’ administrative processes and any unfavorable audit could result in fines, civil or criminal liability, further investigations, damage to our reputation, and debarment from further government business;

• governments often require contract terms that differ from our standard customer arrangements, including terms that can lead to those customers obtaining broader rights in our products than would be expected under a standard commercial contract and terms that can allow for early termination; and

• governments may demand better pricing terms and public disclosure of such pricing terms, which may harm our ability to negotiate pricing terms with our non-government customers.

The loss or significant curtailment of any government contracts or subcontracts, whether due to our performance or due to interruptions or changes in governmental funding or administrative processes, could have a material adverse effect on our business, results of operations and financial condition.

In addition, we must comply with laws and regulations relating to the formation, administration, and performance of contracts with the public sector, including U.S. federal, state, and local governmental organizations, which affect how we and our channel partners do business with governmental agencies. Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could have an adverse effect on our business, results of operations, and financial condition. For example, the DOJ and the General Services Administration (the “GSA”) have in the past pursued claims against and financial settlements with vendors under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. The DOJ and GSA continue to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our revenue, results of operations, and financial condition. Any inability to address these risks and challenges could reduce the commercial benefit to us or otherwise preclude us from selling subscriptions to our products to government organizations.

We assist customers in certain legislative and other governmental relations matters, which activities may be deemed to be lobbying efforts.

To the extent that our services may be activities that constitute “lobbying” under federal, state, local or foreign laws, we or some of our subsidiaries may have to register under such applicable laws. In addition, some states have so-called procurement lobbying rules that require sales personnel who interact with governmental officials in certain sales activities to register as lobbyists as well. Lobbying laws typically require periodic financial and other reports to be timely made and prohibit some types of contributions, gifts and other expenditures by lobbyists and their affiliates. Any failure to register or to comply with the applicable regulations could subject us, our employees and officers and directors to civil or criminal penalties.

Our company culture has contributed to our success and if we cannot maintain and evolve our culture as it grows, including through acquisition, our business could be materially and adversely affected.

We believe our culture has been a key contributor to our success to date and that the critical nature of the products and services that we provide promotes a sense of greater purpose and fulfillment in our employees. We have invested in building a strong corporate culture and believe it is one of our most important competitive advantages. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow and develop, we may find it difficult to maintain these important aspects of our culture. In addition, as our operations become more globally dispersed, we may find it increasingly difficult to maintain our corporate culture across geographies. If we fail to maintain our corporate culture, or if we are unable to retain or hire key personnel, our business and competitive position may be harmed.

We rely on the performance of highly skilled personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of team members, could harm our business.

We believe our success has depended, and continues to depend, on the efforts and talents of senior management and key personnel, including our co-founders. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We may be unable to retain members of senior management or other key employees and may be unable to timely replace such individuals should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.

If we do not effectively maintain and grow our research and development team with top talent, including employees who are trained in AI, machine learning and advanced algorithms, we may be unable to continue to improve our AI capabilities, and our revenues and other results of operations could be adversely affected.

Our future success depends on our ability to continue to attract, retain and motivate highly skilled employees, software engineers and other employees with the technical skills in AI, machine learning and advanced algorithms that will enable us to deliver effective products and services. Competition for highly skilled employees in our industry is intense, in particular in the fields of AI and data science, and larger companies with access to more substantial resources pursue such top talent aggressively.

We may be unable to attract or retain such highly skilled personnel who are critical to our success, which could hinder our ability to keep pace with innovation and technological change in our industry or result in harm to our key customer relationships, loss of key information, expertise or proprietary knowledge and unanticipated recruitment and training costs. The loss of the services of such key employees could make it more difficult to successfully operate our business and pursue our business goals.

Regulators in the U.S. and other jurisdictions where we operate may limit our ability to develop or implement our proprietary technology and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have a material adverse effect on our financial condition and results of operations.

Our future success depends on our ability to continue to develop and implement our proprietary technology, and to maintain the confidentiality of this technology. Changes to existing regulations, their interpretation or implementation, or new regulations, including in connection with obtaining and extracting data from third parties, could impede our use of this technology, or require that we disclose our proprietary technology to others, including our competitors, which could impair our competitive position and result in a material adverse effect on our business, results of operations, and financial condition.

Issues in the use of AI (including machine learning) in our platforms may result in reputational harm or liability.

AI enables or is integrated into some of our platforms and is a significant and potentially growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Further, AI algorithms may be flawed and datasets may be insufficient, of poor quality, or contain biased information. In addition, inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Further, some AI scenarios may present ethical issues. Though our technologies and business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

Failure to effectively optimize our marketing and sales capabilities could harm our ability to increase our customer base, expand our engagements with existing customers, and achieve broader market acceptance of our products and services.

Our ability to increase our customer base, expand our engagements with existing customers, and achieve broader market acceptance of our products and services will significantly depend on our ability to optimize our marketing and sales operations. We plan to dedicate significant resources to sales, marketing and demand-generation teams and programs, including various online marketing activities as well as targeted account-based advertising. We also intend to focus on cross-selling and upselling efforts to grow our engagements at existing clients. The effectiveness of these efforts has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources and if they fail to attract additional customers, our business will be harmed. If our lead generation methods do not result in broader market acceptance of our products and services, we will not realize the intended benefits of this strategy and our business will be harmed.

We believe that there is significant competition for sales personnel, including sales representatives, sales managers and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend in large part on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires may not become productive as quickly as we expect, if at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, particularly if we continue to grow rapidly, new members of our sales force will have relatively little experience working with us, our products and services and our business model. If we are unable to hire and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner, or our sales personnel are not successful in acquiring new customers or expanding usage by existing customers, our business will be harmed.

Any failure to offer high-quality support, professional services and information and analysis for our customers may harm our relationships with our customers and, consequently, our business.

Once our products and services are deployed, our customers sometimes request consulting and training to assist them in integrating our products and services into their business and rely on our customer support personnel to resolve issues and realize the full benefits that our products and services provide. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers with a cloud solution such as ours and maintaining the same. The number of our customers has grown significantly, which is likely to increase demand for training, support and maintenance related to our products and services and place additional pressure on our customer support teams. If we are unable to provide sufficient high-quality training, integration and maintenance resources, our customers may not effectively integrate our products and services into their business or realize sufficient business value from our products and services to justify further usage, which could impact our future financial performance. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support or maintenance assistance. We also may be unable to modify the future, scope and delivery of our maintenance services and technical support to compete with changes in the technical services provided by our competitors.

Increased customer demand for support and professional services, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, as we continue to grow our operations and support our global customer base, we need to be able to continue to provide efficient support and effective maintenance that meets our customers’ needs globally at scale. Our ability to attract new customers is highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality support services, or a market perception that we do not maintain high-quality support services for our customers, would harm our business.

Certain of our customers rely on high quality information in the form of research, news and analysis. Our ability to provide these services at the levels our clients expect is dependent on our ability to attract, train and retain qualified personnel. In addition, for certain of these services, our personnel receive special access to the U.S. Congress through the Periodical Press Galleries and Daily Press Galleries. If such access were to be limited or restricted for any reason, our ability to obtain certain information would be hindered, and such event could have a negative impact on our customers’ perception of the value of our services, thus potentially impacting revenue.

Our business is subject to numerous legal and regulatory risks that could have an adverse impact on our business.

We are subject to differing, and sometimes conflicting, laws and regulations in the various jurisdictions in which we operate. In certain jurisdictions, we could be a subject to national, state, local, or municipal laws and regulations that are ambiguous in their application or enforcement or that we believe are invalid or inapplicable. This could significantly and materially harm our business, financial condition, and operating results by restricting or limiting how we operate our business, increasing our operating costs, and decreasing our number of customers. Further, existing or new laws and regulations could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could adversely impact our business, financial condition, results of operations and prospects.

We have incurred a significant amount of debt, some of which is secured by substantially all of our assets, and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may limit the funds available to us, and the terms of our debt agreements may restrict our flexibility in operating our business.

As of December 31, 2022, we had $164.3 million in aggregate principal amount of indebtedness, of which $150.6 million was secured by substantially all of our assets and $13.7 million was unsecured.

Concurrently with the closing of the Business Combination, FiscalNote, Inc., our wholly owned indirect subsidiary, entered into a new senior secured term loan facility (the "New Senior Term Loan") providing for an aggregate principal amount of up to $150.0 million in indebtedness, which refinanced certain indebtedness outstanding prior to the closing on amended terms, as well as potential incremental loan facility of up to an additional $100.0 million upon our satisfaction of certain conditions to the availability thereof.

The New Senior Term Loan requires monthly cash interest payments. Beginning August 15, 2025, we will also be required to make monthly principal payments of approximately $3.1 million through the maturity date, July 15, 2027 (excluding any amounts drawn on the uncommitted incremental loan facility, which at December 31, 2022 we had not drawn down on the uncommitted incremental loan facility). Upon maturity, we will then be required to repay the then outstanding balance. Accordingly, a portion of our future cash flows from operations will be required to pay interest and principal on our indebtedness. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. We cannot guarantee that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely payments on our indebtedness, or to fund our operations.

Under our New Senior Term Loan, we and certain of our subsidiaries are subject to financial maintenance covenants and restrictive covenants limiting our business and operations, including limitations on incurring additional indebtedness and liens, limitations on certain consolidations, mergers, and sales of assets, and restrictions on the payment of dividends or distributions. We may be unable to comply with any financial maintenance covenants and/or restrictive covenants which may result in a default under the New Senior Term Loan (See Part II, Item 8, "Note 9 - Debt."). In the future, any debt financing obtained by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Any default under our debt arrangements could require that we repay or refinance such indebtedness immediately. In such event, we may be unable to repay our indebtedness or refinance such indebtedness on reasonable terms, if at all, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

We recently announced on a Current Report on Form 8-K filed on January 27, 2023 in conjunction with the acquisition of Dragonfly Eye Limited ("Dragonfly") that the Company issued approximately £9.0 million pounds in aggregate principal amount of convertible notes (the "Dragonfly Convertible Notes") to eligible sellers in the transaction. The Dragonfly Convertible Notes bear interest at a rate of 8.0% per annum payable in kind in arrears. During the term of each Dragonfly Convertible Note, the principal amount thereof and accrued interest thereon will be convertible into the Company's Class A Common Stock in the following scenarios:

•beginning on the 18-month anniversary of the date of issuance (the “Issuance Date”), a holder may convert, at its option, at the initial conversion price of $10.00 per share of Class A Common Stock (the “Conversion Price”);

•beginning on the 18-month anniversary of the Issuance Date, the holders of at least a majority of the aggregate outstanding principal amount of the Dragonfly Convertible Notes may elect to convert the aggregate principal amount of all Dragonfly Convertible Notes, and accrued interest thereon, into Class A Common Stock at the Conversion Price;

•subject to certain limitations, if the VWAP of the Company's Class A Common Stock during any five consecutive trading day period following August 2, 2023 exceeds $11.50 per share, the Company may elect to convert all of the Dragonfly Convertible Notes into the Company's Class A Common Stock at the Conversion Price; and

•after August 2, 2023, the Company may elect to convert the Dragonfly Convertible Notes into Class A Common Stock at a price per share equal to the current VWAP of the the Company's Class A Common Stock.

In addition, we recently announced on a Current Report on Form 8-K filed on January 27, 2023 that we entered into a term sheet with GPO FN Noteholder LLC (the “Disputing Lender”) to issue a subordinated convertible promissory note in the initial principal amount of $46,794 (the "New Note") which would bear interest at a rate of 7.50% per annum in order to settle certain claims asserted by the Disputing Lender with respect to the number of shares of Class A Common Stock received as a result of the Business Combination. If we successfully negotiate and enter into the definitive agreements related to such convertible note, our total leverage will increase and the note may be dilutive to our existing shareholders in connection with a future conversion event.

We are involved in legal actions and claims arising in the ordinary course of business from time to time. Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could expose us to monetary damages or limit the ability to operate our business.

We have in the past been, and may in the future be, involved in private actions, investigations, and various other legal proceedings by customers, employees, lenders, commercial partners, competitors, or government agencies, among others, relating to, for example, wrongful act, subrogation, employment or labor-related disputes such as wrongful termination of employment, assisting in, inducement of or involvement in breach of restrictive covenants, non-disclosure or confidentiality obligations by our employees, consumer complaints, contractual disputes with customers or suppliers, disputes with third parties and regulatory inquiries. The results of any such litigation, investigations, and legal proceedings are inherently unpredictable and may be expensive. For example, we may not successfully enter into definitive documentation with the Disputing Lender with respect to its claim even after undertaking significant time and an incurring significant expense to do so. Any claims against us, whether meritorious or not, could be time consuming, costly, and harmful to our reputation, and could require significant amounts of management time and corporate resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into any settlement arrangement, we could be exposed to monetary damages or be forced to change the way in which it operates its business or restricts its solicitation with potential customers or employees, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Our projections and key performance metrics are subject to significant risks, assumptions, estimates and uncertainties. As a result, our financial and operating results may differ materially from our expectations.

We operate in a rapidly changing and competitive industry, and its projections and calculations of key operating metrics are subject to the risks and assumptions made by our management with respect to our industry. Operating results are difficult to forecast because they generally depend on a number of factors, including the competition we face, as well as our ability to attract and retain customers while generating sustained revenues through product and service offerings. Additionally, our business and its ability to generate revenue may be affected by reductions in customer spending and investing from time to time as a result of a number of factors, which may be difficult to predict. We may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. Any of these factors could cause our operating results in a given quarter to be higher or lower than expected, which makes creating accurate forecasts and budgets challenging. As a result, we may fall materially short of our forecasts and expectations, including with respect to our key operating metrics, which could cause our stock price to decline and investors to lose confidence in us, and our business, financial condition, and results of operations could be materially and adversely affected.

Market opportunity estimates and growth forecasts included herein are based on data published by third parties and on internally generated data and assumptions, which are subject to significant uncertainty and limitations and are based on assumptions and estimates that may not prove to be accurate, reliable or complete. We have not independently verified any third-party information and cannot guarantee its accuracy or completeness. While we believe our market size estimates are reasonable, such information is inherently imprecise. Even if the market in which we compete meets the size estimates and growth forecasted herein, our business could fail to grow for a variety of reasons, which would adversely affect our business, results of operations, financial condition and future prospects.

Our use of any “open-source” software under restrictive licenses could: (i) adversely affect our ability to license and commercialize certain elements of our proprietary code based on the commercial terms of our choosing; (ii) result in a loss of our trade secrets or other intellectual property rights with respect to certain portions of our proprietary code; and (iii) subject us to litigation and other disputes.

We have incorporated certain third-party “open-source” software (“OSS”) or modified OSS into elements of our proprietary code base in connection with the development of our products and services. In general, this OSS has been incorporated and is used pursuant to ‘permissive’ OSS licenses, which are designed to be compatible with our use and commercialization of our own proprietary code base. However, we have also incorporated and use some OSS under restrictive OSS licenses. Under these restrictive OSS licenses, we could be required to release to the public the source code of certain elements of our proprietary software that: (i) incorporate OSS or modified OSS in a certain manner; and (ii) have been conveyed or distributed to the public, or with which the public interacts. Although we monitor our use of OSS, in addition to the use of OSS that we are aware of, there is a risk that OSS will be inadvertently or impermissibly incorporated into our software, including by our developers or service providers. In some cases, we may be required to ensure that elements of our proprietary software are licensed to the public on the terms set out in the relevant OSS license or at no cost. This could allow competitors to use certain elements of our proprietary software on a relatively unrestricted basis, or develop similar software at a lower cost. In addition, open-source licensors generally do not provide warranties for their open-source software, and the open-source software may contain security vulnerabilities that we must actively manage or patch. It may be necessary for us to commit substantial resources to remediate our use of OSS under restrictive OSS licenses, for example by engineering alternative or work-around code.

There is an increasing number of open-source software license types, and the terms under many of these licenses are unclear or ambiguous, and have not been interpreted by U.S. or foreign courts, and therefore, the potential impact of such licenses on our business is not fully known or predictable. As a result, these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our own proprietary code (and in particular the elements of our proprietary code which incorporates OSS or modified OSS). Furthermore, we could become subject to lawsuits or claims challenging our use of open-source software or compliance with open-source license terms. If unsuccessful in these lawsuits or claims, we could face IP infringement or other liabilities, be required to seek costly licenses from third parties for the continued use of third-party IP, be required to re-engineer elements of our proprietary code base (e.g., for the sake of avoiding third-party IP infringement), discontinue or delay the use of infringing aspects of our proprietary code base (such as if re-engineering is not feasible), or disclose and make generally available, in source code form, certain elements of our proprietary code. Any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts.

More broadly, the use of OSS can give rise to greater risks than the use of commercially acquired software, since open-source licensors usually limit their liability in respect of the use of the OSS, and do not provide support, warranties, indemnifications or other contractual protections regarding the use of the OSS, which would ordinarily be provided in the context of commercially acquired software.

Any of the foregoing could adversely impact the value of certain elements of our proprietary code base, and its ability to enforce its intellectual property rights in such code base against third parties. In turn, this could materially adversely affect our business, financial condition, results of operations and prospects.

We may not be able to adequately obtain, maintain, protect and enforce our proprietary and intellectual property rights in our data or technology.

Our success depends in part on our and our licensors’ success in obtaining and maintaining effective intellectual property protection. We may be unsuccessful in adequately protecting our intellectual property. We may not be able to file, prosecute, maintain, enforce or license all necessary or desirable intellectual property applications at a reasonable cost or in a timely manner, or in all jurisdictions. Any failure to obtain or maintain patent and other intellectual property protection may harm our business, financial condition and results of operations.

We depend on our proprietary technology, intellectual property and services for our success and ability to compete. We rely and expect to continue to rely on a combination of non-disclosure and confidentiality agreements with our employees, consultants and other parties with whom we have relationships and who may have access to confidential or other protectable aspects of our research and development outputs, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We cannot guarantee employees, consultants, or other parties will comply with confidentiality, non-disclosure, or invention assignment agreements or that such agreements will otherwise be effective in controlling access to and distribution of our products and services, or certain aspects of our products and services, and proprietary information. Additionally, we may be subject to claims from third parties challenging our ownership interest in or inventorship of intellectual property we regard as our own, for example, based on claims that its agreements with employees or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions to another employer, to a former employer, or to another person or entity. Further, these agreements do not prevent our competitors from independently developing products and services that are substantially equivalent or superior to our products and services. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected.

Our applications for registration of patents, trademarks and other intellectual property rights may not be approved. Although we enter into non-disclosure and confidentiality agreements with parties in the course of business, any of these parties may breach the agreements and disclose such outputs before a patent application is filed, thereby jeopardizing our ability to seek and obtain patent protection. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our developments before it is too late to obtain patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends in part on whether the differences between our inventions and the prior art allow its inventions to be patentable over the prior art.

In addition, we rely substantially upon trademarks to build and maintain the integrity of our brands. Our trademarks or trade names may be challenged, infringed, circumvented, declared unenforceable or determined to be violating or infringing on other intellectual property rights. We may not be able to sufficiently protect or successfully enforce our rights to these trademarks and trade names.

Current law may not provide for adequate protection of our data or technology. In addition, legal standards relating to the validity, enforceability, and scope of protection of proprietary rights in internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our technology, or certain aspects of our technology, or our data may be unenforceable under the laws of certain jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our data or technology, or certain aspects of our data or technology, may increase. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our data and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce its intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products and services, impair the functionality of our products and services, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.

We may in the future be sued by third parties for various claims including alleged infringement, misappropriation or other violation of proprietary intellectual property rights.

Our success depends, in part, on our ability to operate without infringing, misappropriating or otherwise violating the patents and other proprietary intellectual property rights of third parties. This is generally referred to as having the “freedom to operate.” Because we have only conducted routine searches related to third party patent filings and publications and have not conducted an in-depth freedom to operate search, which is time consuming and costly, we may not be aware of issued patents that a third party might assert are infringed by our current products and services, which could materially impair our ability to commercialize our current or any future products and services. Even if we diligently search third-party intellectual property for potential infringement by our current or any future products and services, we may not successfully find intellectual property that our current or any future products and services may infringe. If we are unable to secure and maintain the freedom to operate, third parties could preclude us from commercializing our current or future products and services. There is considerable patent and other intellectual property development activity in our market, and litigation, based on allegations of infringement or other violations of intellectual property, is frequent in internet-based industries. We may receive communications from third parties, including practicing entities and non-practicing entities, claiming that we have infringed their intellectual property rights.

In addition, we may be sued by third parties for breach of contract, defamation, negligence, unfair competition, or patent, copyright, trademark or other intellectual property infringement, misappropriation or other violation, or claims based on other theories, which may or may not be brought without merit. We could also be subject to claims based upon the content that is accessible from our website and other outlets through links to other websites or information on our website or other outlets supplied by third parties or claims that our alleged collection of information from third-party sites without a license violates certain federal or state laws or website terms of use. We could also be subject to claims that the collection or provision of certain information breached laws or regulations relating to privacy or data protection. The defense and prosecution of intellectual property claims, interference proceedings and related legal and administrative proceedings, both in the United States and internationally, involve complex legal and factual questions. As a result, such proceedings are lengthy, costly and time-consuming, and their outcome is highly uncertain. We may become involved in protracted and expensive litigation in order to determine the enforceability, scope and validity of the proprietary rights of others, or to determine whether we have the freedom to operate with respect to the intellectual property rights of others.

If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our current and any future products or services. We may also elect to enter into such a license to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing products or services. In addition, we could be found liable for monetary damages, which may be significant. If we are found to have willfully infringed a third-party patent, we could be required to pay treble damages and attorneys’ fees. A finding of infringement could prevent us from commercializing our planned products or services in commercially important jurisdictions, or force us to cease some of our business operations, which could harm our business.

Even if we are successful in defending against intellectual property claims, litigation or other legal proceedings relating to such claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities.

Furthermore, our agreements with some of our customers, suppliers or other entities with whom we do business may require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be beneficial to our business relationships. If any of these claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers, suppliers or other entities, or may be required to obtain licenses. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products or services. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results or financial condition.

Additionally, there are potential issues around possible ownership rights in personal data, which is subject to evolving regulatory oversight. As a result of any claims against us regarding suspected infringement, our technologies may be subject to injunction, we may be required to pay damages, or we may have to seek a license to continue certain practices (which may not be available on reasonable terms, if at all), all of which may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver our products and services and/or certain features, integrations, and capabilities of our products and services. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause it to alter our products or services, which could negatively affect our business. Further, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, so any alleged infringement by us resulting in claims against such customers would increase our liability.

Our exposure to risks associated with various claims, including the use of intellectual property, may increase due to acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to such acquisition.

We are subject to sanctions, anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. domestic bribery laws, the United Kingdom Bribery Act and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities.

Due to the international scope of our operations, we must comply with these laws in each jurisdiction where we operate. Additionally, many anti-bribery and anti-corruption laws, including the FCPA, have long-arm statutes that can expand the applicability of these laws to our operations worldwide. Accordingly, we must incur significant operational costs to support our ongoing compliance with anti-bribery and anti-corruption laws at all levels of our business. If we fail to comply with these laws, we may be subject to significant penalties. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international and public sector sales and businesses, we may engage with business partners and third-party intermediaries to market our products and services and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries and our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, we cannot guarantee that all of our employees and agents will comply with our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We may be exposed to fluctuations in foreign currency exchange rates that could adversely impact our results of operations.

Our international sales are generally denominated in foreign currencies, and these revenues could be materially affected by currency fluctuations as we expand our international operations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our results of operations may be impacted by transaction gains or losses related to revaluing certain monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenues and operating income, which could have an adverse effect on our stock price. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenues or results of operations as we expand our international operations.

We have entered into certain licensing agreements and other strategic relationships with third parties. These agreements and relationships may not continue and we may not be successful in entering into other similar agreements and relationships. If we fail to maintain our current licensing agreements or establish new relationships, it could result in loss of revenue and harm our business and financial condition or inability for us to use the intellectual property licensed to us by the applicable third party.

We have licensed certain components of our technologies from third parties and rely upon such licenses, in part, for the successful development and commercialization of certain technologies, products services. The success of certain of our products and services may depend on maintaining successful relationships with our third-party license partners. If such license agreements were to terminate prematurely or if we breach the terms of any licenses or otherwise fails to maintain such licenses, we may lose the ability to offer certain products and services that use such licenses. If there are no active statements of work, counterparties may have the right to terminate such license agreements for its convenience. In addition, we may need to obtain licenses to additional technologies in the future in order to keep our products and services competitive. If we fail to license or otherwise acquire and maintain necessary technologies, we may not be able to develop new products and services necessary to remain competitive.

We also license our intellectual property for use by third party partners in exchange for payment obligations to us. If any of these license agreements expire or terminate prematurely, we would lose the revenue we receive in connection with such payment obligation. Further, we may, from time to time, elect to enter into exclusive licensing arrangements of portions of our content, which may limit our ability to enter into alternative licensing arrangements that may be more advantageous to us in the future.

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures are not effective. While we are working to remediate any material weakness in our internal controls over financial reporting, we cannot assure you that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We have historically had a small internal accounting and finance staff. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting, including material weaknesses identified in connection with the audit of our financial statements for the years ended December 31, 2022 and 2021. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audits of our financial statements for the years ended December 31, 2022 and 2021, our management team identified the following material weaknesses:

• we did not design and maintain formal accounting policies, processes, and controls for (a) analyzing, accounting for and disclosing certain complex transactions, (b) accounting for income tax provision, (c) valuation of financial instruments, (d) preparation and disclosure of earnings per share, (e) accounting for loss contingencies, and (f) controls over administrative access to our accounting and finance systems and system change management.

We are committed to remediating the material weaknesses described above and have been proactively working through remediation efforts in 2022. We initiated and implemented several remediation measures including, but not limited to: hiring a CPA licensed Chief Accounting Officer and additional accounting staff with requisite background and knowledge, engaging third parties to assist us in complying with the accounting and financial reporting requirements related to significant and complex transactions, and assist us with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. While our efforts are ongoing, we plan to continue to take additional steps to remediate the material weaknesses, improve our financial reporting systems, and implement new policies, procedures, and controls; however, we cannot guarantee those measures will prevent or detect material weaknesses in the future.

Although we have initiated our remediation efforts, identified material weaknesses continue to exist as of the date of this filing. Further, we cannot provide any assurance that we, or our independent registered accounting firm, will not identify new material weaknesses in our internal controls over financial reporting in the future.

As a private company, Legacy FiscalNote did not endeavor to establish and/or maintain public company-quality internal control over financial reporting. If we fail to maintain proper and effective internal control over financial reporting as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our shares may decline.

Pursuant to Section 404 and in light of SEC guidance, management is required to report our assessment of internal control over financial reporting beginning with coverage of the first full fiscal year following the Business Combination (in our case, the fiscal year ending December 31, 2023), and if and when FiscalNote becomes an accelerated filer or large accelerated filer who is not eligible to be a smaller reporting company and has annual revenues of at least $100.0 million (and ceases to be an emerging growth company), an attestation of the independent registered public accounting firm will also be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our legacy information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff or retain additional outside consultants.

Legacy FiscalNote historically identified material weaknesses in its internal control over financial reporting and we cannot guarantee that there will be none for us in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report its financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our risk management processes and procedures may not be effective.

We are commencing work to adopt comprehensive risk management processes and procedures in 2023. While we have established processes and procedures intended to identify, measure, monitor and control certain types of risk to which we are subject, including liquidity risk, strategic risk, operational risk, cybersecurity risk, and reputational risk, those procedures may not be effective.

Risk is inherent in our business, and therefore, despite our efforts to manage risk, there can be no assurance that we will not sustain unexpected losses. We could incur substantial losses and our business operations could be disrupted to the extent our business model, operational processes, control functions, technological capabilities, risk analyses, and business/product knowledge do not adequately identify and manage potential risks associated with our strategic initiatives. There also may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control its risks, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business, financial condition, and results of operations.

We operate in competitive markets and may be adversely affected by this competition.

The markets for our products and services are competitive and are subject to rapid technological changes and evolving customer demands and needs. We compete on the basis of various factors, including the quality of the insights that our products and services deliver, the quality of our competitors’ solutions, customers’ perception of our products and services relative to the value that they deliver, and the quality of our user interfaces and the overall customer experience.

Some of our principal competitors are established companies that have substantial financial resources, recognized brands, technological expertise and market experience, and these competitors may have more established positions in certain product lines and geographies than we do. We also compete with smaller and sometimes newer companies, some of which are specialized with a narrower focus than our company, and face competition from enterprise information services and legal and regulatory information companies.

Our competitors may be able to adopt new or emerging technologies or address customer requirements more quickly than we can. New and emerging technologies can also have the impact of allowing start-up companies to enter the market more quickly than they would have been able to in the past. We may also face increased competition from companies that could pose a threat to our business by providing more in-depth offerings, adapting their products and services to meet the demands of their customers or combining with one of their competitors to enhance their products and services. A number of our principal competitors may continue to make acquisitions as a means to improve the competitiveness of their offerings. In order to better serve the needs of our existing customers and to attract new customers, we must continue to:

• enhance and improve our existing products and services (such as by adding new content);

• develop new products and services;

• invest in technology; and

• strategically acquire additional businesses and partner with other businesses in key sectors that will allow us to offer a broader array of products and services.

Our ability to compete successfully is also impacted by the growing availability of information from government information systems and other free sources, as well as competitors who aggressively market their products as a lower cost alternative. See “—Increased accessibility to free or relatively inexpensive information sources that offer comparable value to customers may reduce demand for our products and services.” Because some of our competitors may be able to offer products and services that may be more cost effective than ours, including through the provision of price incentives for new customers, and because some of our competitors’ products and services may be seen as having greater functionality or performance than ours, the relative value of some of our products or services could be diminished. In addition, some of our competitors combine competing products with complementary products as packaged solutions, which could preempt use of our products or services. Competition from such free or lower cost sources may require us to reduce the price of some of our products and services (which may result in lower revenues) or make additional capital investments (which might result in lower profit margins). If we are unable or unwilling to reduce prices or make additional investments in the future, we may lose customers and our financial results may be adversely affected. In addition, implementation of annual price increases by us from time to time may also, in some cases, cause customers to use lower-cost competitors.

Changes in tax laws or regulations in the various tax jurisdictions to which we are subject that are applied adversely to us or our customers could increase the costs of our products and services and harm our business.

New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations and our business, results of operations, and financial condition. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future paying customers may elect not to purchase our products and services in the future. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating, and other costs, as well as the costs of our products and services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business, results of operations and financial condition.

The application of U.S. federal, state, local, and international tax laws to services provided electronically is continually evolving. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted or applied adversely to us, possibly with retroactive effect, which could require us or our paying customers to pay additional tax amounts, as well as require us or our paying customers to pay fines or penalties, as well as interest for past amounts. If we are unsuccessful in collecting such taxes due from our paying customers, we could be held liable for such costs, thereby adversely affecting our results of operations and harming our business.

As a company with international operations, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could harm our liquidity and results of operations. In addition, authorities in these jurisdictions could review our tax returns and impose additional tax, interest, and penalties, and they could claim that various withholding requirements apply to us or assert that benefits of tax treaties are not available to us, any of which could harm us and our results of operations.

Information Technology and Data Risks

Cyberattacks, security, privacy, or data breaches or other security incidents that affect our networks or systems, or those of our service providers, involving our or our customers’ sensitive, personal, classified or confidential information could expose us to liability under various laws and regulations across jurisdictions, decrease trust in us and our products and services, increase the risk of litigation and governmental investigation, and harm to our reputation, business, and financial condition.

Threats to network and data security are constantly evolving and becoming increasingly diverse and sophisticated. Our products and services, as well as our servers and computer systems and those of third parties that we rely on in our operations could be vulnerable to cybersecurity risks. As such, we may be subject to risks inherent to companies that process personal data. An increasing number of organizations have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks.

We implement measures to protect sensitive and personal data in accordance with our contracts, data protection laws and consumer laws. However, we may be subject to data breaches involving factors beyond its control, including data breach incidents suffered by third parties with which we contract or interact. Any technical problems that may arise in connection with our data and systems, including those that are hosted by third-party providers, could result in interruptions to our business and operations or exposure to security vulnerabilities. These types of problems may be caused by a variety of factors, including infrastructure changes, intentional or accidental human actions or omissions, software errors, malware, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. From time to time, large third-party web hosting providers may experience outages or other problems that would result in their systems being offline and inaccessible, which could materially impact our business and operations.

The secure processing, storage, maintenance and transmission of critical customer and business information are vital to our operations and our business strategy, and although we devote significant resources to protecting such information and take what we believe to be reasonable and appropriate measures to protect sensitive information from compromises such as unauthorized access, disclosure, or modification or lack of availability, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Although we maintain, and are in the process of improving, internal access control mechanisms and other security measures to ensure secure and appropriate access to and storage and use of our sensitive, business, personal, financial or confidential information by anyone including our employees, contractors and consultants, these mechanisms may not be entirely effective or fully complied with internally. We may in the future identify data protection issues requiring remediation and updates to our data security measures and compliance functions. Any misappropriation of sensitive information could harm our relationship with customers and cause us to incur financial liability and reputational harm. If any person, including any of our employees, improperly breaches our network security or otherwise mismanages or misappropriates sensitive data, we could be subject to regulatory actions and significant fines or lawsuits for breaching contractual confidentiality or data protection provisions, which could result in negative publicity, legal liability, loss of customers and damage to our reputation.

Because the techniques used by an individual or a group to obtain unauthorized access, make unwarranted alteration to our data, disable or degrade services, or sabotage systems are often complex, not easily recognizable and evasive, We may not be able to anticipate these techniques and implement adequate preventative measures. Such individuals or groups may be able to circumvent our security measures (including, but not limited to, through the deployment of harmful phishing attacks, malware infection, ransomware, system intrusion, misuse of systems, website defacement, social engineering and denial of service attacks) and may improperly access or misappropriate confidential, proprietary, or sensitive information held by us or on our behalf , disrupt our operations, damage our computers, or otherwise damage our business. Although we have developed or deployed systems and processes that are designed to protect our servers, platform and data, including sensitive data, we cannot guarantee that such measures will be effective at all times. Our efforts may be hindered due to, for example:

• government surveillance, regulatory requirements or other external events;

• software bugs or other technical errors or issues;

• errors or misconduct of employees, contractors or others;

• the rapidly evolving threat landscape; and

• inadequate or failed internal processes or business practice.

While we are investing significant resources to protect against or remediate cybersecurity threats or breaches, or to mitigate the impact of any breaches or threats, we may still be subject to potential liability in connection therewith. Actual or perceived breaches of our security could subject us to regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations and other liabilities. Any such incident could also materially damage our reputation and harm our business, results of operations and financial condition. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Any of the foregoing could subject us to fines, scrutiny and legal actions, which could materially and adversely affect our business, financial condition, results of operations and prospects.

We depend on third parties for data, information and other services, and our ability to serve our customers could be adversely impacted if such third parties fail to fulfill their obligations, if we are unable to effectively manage and minimize errors, failures, interruptions or delays caused by third parties or if our arrangements with them are terminated and suitable replacements cannot be found on commercially reasonable terms or at all.

Interruptions or delays in services from third parties, including providers of datasets relevant to our products, data center hosting facilities, internet infrastructure, cloud computing platform providers, and other hardware and software vendors, or our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm its business.

We currently serve our customers through the use of third-party data center hosting facilities and cloud computing platform providers. Damage to, or failure of, these systems, or systems upon which they depend such as internet infrastructure, could cause interruptions in our services. We have occasionally experienced interruptions in our services and such interruptions may occur in the future. Such interruptions may cause customers to terminate their subscriptions, and adversely affect our customer renewal and upgrade performance and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our services are unreliable.

We do not control the operation of third-party facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit, or delay operation. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in our services.

These hardware, software, data, and cloud computing systems may not continue to be available at reasonable prices, on commercially reasonable terms, or at all. Any loss of the right to use any of these hardware, software, or cloud computing systems could significantly increase our expenses and otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license, and integrated into our services.

Technical problems or disruptions affecting customers’ access to our services, or the software, internal applications, databases, and network systems underlying our services, could damage our reputation and brands and lead to reduced demand for our products and services, lower revenues, and increased costs.

Our business, brands, reputation, and ability to attract and retain users and customers depend upon the satisfactory performance, reliability, and availability of our products and services, which in turn depend upon the availability of the internet and our service providers. Interruptions in these systems, whether due to system failures, computer viruses, software errors, physical or electronic break-ins, or malicious hacks or attacks on our systems (such as denial of service attacks), could affect the security and availability of our products and services on its websites and prevent or inhibit the ability of users to access our products and services. In addition, the software, internal applications, and systems underlying our products and services are complex and may not be error-free. We may encounter technical problems when it attempts to enhance its products, services and systems. Any inefficiencies, errors, or technical problems with our systems could reduce the quality of our products and services or interfere with our customers’ use of its products and services, which could reduce demand, lower our revenues, and increase our costs.

Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, security breaches, computer viruses, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, earthquakes, and similar events. The occurrence of any of the foregoing events could result in damage to or failure of our systems. These risks may be heightened for operations at facilities outside of our direct control, and the majority of the communications, network, and computer hardware used to operate the cloud for our platforms are located at facilities maintained by Amazon, Google and Salesforce, among others, which we do not own or control.

Risks Related to the Ownership of Our Class A Common Stock

Our Co-Founders hold shares of FiscalNote Class B Common Stock, entitled to twenty-five (25) votes per share, which limits or precludes other stockholders’ ability to influence the outcome of matters submitted to stockholders for approval, including the election of directors, the approval of certain employee compensation plans, the adoption of amendments to our organizational documents and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B Common Stock have twenty-five (25) votes per share, and our Class A Common Stock have one vote per share. Mr. Tim Hwang, our Co-Founder and Chief Executive Officer, and Mr. Gerald Yao, our Co-Founder, Chief Strategy Officer and Global Head of ESG (together our “Co-Founders”), together hold all of the issued and outstanding shares of our Class B Common Stock, which represent approximately 6.3% our common stock as of December 31, 2022. Accordingly, where a majority or plurality vote is required, as applicable, Mr. Hwang holds approximately 53.8% of the voting power of our outstanding common stock and Mr. Yao holds approximately 8.9% of the voting power of our outstanding common stock. Therefore, our Co-Founders will be able to determine the outcome of matters submitted to our stockholders for approval, including the election of directors (which requires only a plurality vote), amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. After the expiration of applicable lock-up requirements, our Co-Founders would cease to hold a majority of the voting power of our outstanding common stock if they disposed of shares of Class B Common Stock representing approximately 2.5% of our outstanding common stock, in transactions other than Permitted Transfers as defined in our certificate of incorporation (“Charter”), assuming no other issuances of either Class A or Class B Common Stock have occurred since Closing and prior to such dispositions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A Common Stock. Any future issuance of Class B Common Stock may be dilutive to holders of Class A Common Stock. For information about our dual-class structure, see Note 10, Stockholders' Equity.

Our dual-class structure may negatively impact the stock trading price of our Class A Common Stock.

Our dual-class structure may result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies with dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the foregoing policies, our dual-class capital structure would make it ineligible for inclusion in those indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are subject to change and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual-class structure, we will likely be excluded from certain of these indexes and we cannot guarantee that certain other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A Common Stock less attractive to other investors. Additionally, the holding of low-voting stock, such as our Class A Common Stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. As a result, the market price or liquidity of our Class A Common Stock could be adversely affected.

We are a “controlled company” under NYSE rules, and as a result, our stockholders may not have certain corporate protections that are available to stockholders of companies that are not controlled companies.

As a result of our dual-class structure, our Co-Founders control a majority of the voting power of our outstanding capital stock therefore we are a "controlled company" under NYSE rules. As a controlled company, we are exempt from certain corporate governance requirements, including those that would otherwise require our board of directors (“Board”) to have a majority of independent directors and its compensation and nominating and governance committees to be comprised entirely of independent directors, have written charters addressing such committee’s purpose and responsibilities and perform an annual evaluation of such committee. While we do not presently intend to rely on these exemptions, we may opt to utilize these exemptions in the future as long as we remain a controlled company. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Sales of a substantial number of our Class A Common Stock into the public market or the perception that such sales might occur, could cause the market price of our Class A Common Stock to decline.

Sales of a substantial number of shares of our Common Stock into the public market or the perception that such sales might occur, could cause the market price of our Class A Common Stock to decline and may make it more difficult for you to sell your Class A Common Stock at a time and price that you deem appropriate.

As of January 29, 2023, approximately 87.0% of our outstanding shares of common stock were released from the lock-up periods imposed in connection with the Business Combination, with approximately 11.9% of our outstanding shares of common stock still subject to lock-up until July 29, 2023. Sales of our common stock following the expiration of the lock-up periods or pursuant to exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock at a time and price that you deem appropriate.

The Warrants may never be in the money, and may expire worthless.

The effective exercise price of the Warrants is $7.32 per share. We believe the likelihood that warrant holders will exercise the Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Class A Common Stock. If the trading price for our shares of Class A Common Stock is less than $7.32 per share, we believe holders of the Warrants will be unlikely to exercise their Warrants. On December 31, 2022, the closing price of our Class A Common Stock on the NYSE was $6.33 per share. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and we may receive no proceeds from the exercise of the Warrants.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

We became a public company following the consummation of the Business Combination, and as such (and particularly after we are no longer an “emerging growth company”), will incur significant legal, accounting and other expenses that Legacy FiscalNote did not incur as a private company. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the NYSE, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our historical legal and financial compliance costs and will make some activities more time-consuming and costly, such as attracting and retaining qualified members of our Board as compared to Legacy FiscalNote as a private company.

We may need to hire additional accounting and financial staff or engage outside consultants with public company experience and technical accounting knowledge, and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs if we decide to pay cash compensation comparable to other publicly-listed companies, which would increase our general and administrative expenses and could adversely affect our profitability. We are evaluating these rules and regulations and related matters, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our Class A Common Stock, our stock price and trading volume could decline.

The trading market for our Class A Common Stock will be influenced by the research and reports that industry or securities analysts publish about it or its business. We do not control these analysts. If any of the analysts who cover us downgrade our Class A Common Stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our Class A Common Stock may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our Class A Common Stock to decline and our Class A Common Stock to be less liquid.

Should the price or trading volume of our Class A Common Stock decline, it could indicate an impairment of our assets.

We may issue preferred stock, the terms of which could adversely affect the voting power or value of our Class A Common Stock.

Our certificate of incorporation authorizes us to issue, without the approval of its stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations, and relative rights, including preferences over our Class A Common Stock respecting dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A Common Stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our Class A Common Stock.

We do not plan to pay dividends in the foreseeable future.

We likely will continue to operate at a loss in the foreseeable future, and will retain most, if not all, of its available funds and any future earnings to fund the development and growth of our business. As a result, we do not plan to pay any cash dividends in the foreseeable future.

Our Board has discretion as to whether to distribute dividends. Even if the Board decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on the future results of operations and cash flow, capital requirements and surplus, the amount of distributions, if any, received by us from subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our Board. Accordingly, you may need to rely on sales of our Class A Common Stock after price appreciation as the only way to realize any future gains on your investment. However, our Class A Common Stock may not appreciate in value or the market price thereof may decline.

Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or other stockholders.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, any (i) derivative action or proceeding brought on its behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by, or any other wrongdoing by, any of our current or former director, officer, other employee or stockholder (iii) action asserting a claim against us arising pursuant to any provision of the DGCL, our Charter or our Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery, (iv) action to interpret, apply, enforce or determine the validity of any provisions of our Charter or our Bylaws, or (v) action asserting a claim governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have jurisdiction thereof, the federal district court or other state courts of the State of Delaware. Notwithstanding the foregoing, the federal district courts of the United States will be the exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action arising under the Securities Act, and the foregoing exclusive forum provisions of our Charter will not apply to claims arising under the Exchange Act or other federal securities laws for which there is exclusive federal jurisdiction. To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provision in our Charter.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with us or our directors, officers, other stockholders, or employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and Board.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal executive offices and global headquarters are located in Washington, D.C., and consist of approximately 65,000 square feet of space under a lease that expires on May 31, 2031. We also maintain a presence in a number of other jurisdictions within the United States and internationally, including Baton Rouge, LA; Madison, WI; Austin, TX; Oxford, United Kingdom; Brussels, Belgium; Gurugram, India; Seoul, South Korea; Singapore; Sydney, Australia, and Taiwan. We use these facilities for research and development, product engineering, sales and marketing, communications, finance, information technology and security, legal, human resources, and other administrative functions. We believe that our existing properties are suitable and adequate for our current needs, and we will continue to assess our facilities requirements as our business grows and operations evolve, including as a result of remote or flexible work arrangements adopted in connection with the COVID-19 pandemic.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock and Public Warrants are currently listed on the NYSE under the symbols “NOTE” and “NOTE.WS”, respectively.

Holders

As of March 13, 2023, there were approximately 451 holders of record of our Class A Common Stock, which amount does not include participants of The Depository Trust Company or beneficial owners holding shares of Class A Common Stock or Public Warrants through nominee names, there were two holders of record of our Class B Common Stock, and there were three holders of record of our Private Warrants.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

Unregistered Sales of Equity Securities.

None.

Issuer Purchases of Equity Securities.

The following table provides a summary of the Company’s purchases of its common stock during the fourth quarter of the fiscal year ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares yet to be purchased under the plans or programs
10/1/2022 - 10/31/2022	559	$5.00	-	-
11/1/2022 - 11/30/2022	338,304	$5.94	-	-
12/1/2022 - 12/31/2022	65,709	$6.30	-	-
Total	404,572	$6.00	-	-

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information that FiscalNote’s management believes is relevant to an assessment and understanding of FiscalNote’s consolidated results of operations and financial condition. The discussion should be read together with our financial statements and accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Certain monetary amounts, percentages and other figures included below have been subject to rounding adjustments as amounts are presented in thousands or millions, as the context describes. Percentage amounts included below have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere herein. Certain other amounts that appear below may not sum due to rounding.

This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, include those discussed below, in the annual consolidated financial statements and related notes included in Part II, Item 8 of this Form 10-K, and in the sections of this report titled "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors." Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “FiscalNote,” “we,” “us,” or “our” refer to the business of Old FiscalNote, which became the business of New FiscalNote and its subsidiaries following the Closing.

Overview

FiscalNote is a leading technology provider of global policy and market intelligence. It delivers critical, actionable legal and policy insights in a rapidly evolving political, regulatory and macroeconomic environment. By combining artifical intelligence (AI) technology, other technologies with analytics, workflow tools, and expert peer insights, FiscalNote empowers customers to manage policy, address regulatory developments, and mitigate global risk. FiscalNote ingests unstructured legislative and regulatory data, and employs AI and data science to deliver structured, relevant and actionable information in order to facilitate key operational and strategic decisions by global enterprises, midsized and smaller businesses, government institutions, trade groups and nonprofits. FiscalNote delivers that intelligence through its suite of public policy and issues management products, coupled with expert research and analysis of markets and geopolitical events, as well as powerful tools to manage workflows, advocacy campaigns and constituent relationships.

Business Combination

On Closing Date, we consummated the transactions contemplated by the Merger Agreement, by and among Old FiscalNote, DSAC, and Merger Sub. Pursuant to these transactions, Merger Sub merged with and into Old FiscalNote, with Old FiscalNote becoming a wholly owned subsidiary of DSAC. On the Closing Date, and in connection with the Closing, DSAC domesticated and continued as a Delaware corporation under the name of “FiscalNote Holdings, Inc."

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

The Business Combination had a significant impact on our reported financial position and results as a result of the reverse recapitalization. The most significant change in our reported financial position and results was an increase in net cash of $65.6 million from gross cash proceeds of $325.0 million, including $114.0 million from the backstop agreement with the sponsor of DSAC, $61.0 million from DSAC’s trust account from its initial public offering, and $150.0 million from the New Senior Term Loan (as defined below). Such gross proceeds were offset by $45.2 million transaction costs, which principally consisted of advisory, legal and other professional fees, and were recorded in Additional Paid-in Capital, net of proceeds from the DSAC trust and $3.5 million of debt issuance costs paid out of the proceeds of the New Senior Term Loan on the Closing Date, of which $2.8 was capitalized and $0.7 million included in the loss on debt extinguishment.

Cumulative debt repayments, inclusive of accrued but unpaid interest, of $210.7 million were paid in conjunction with the close, which consisted of a $75.3 million repayment of the First Out Term Loan, $61.7 million repayment of the Last Out Term Loan, a $50.0 million payment used to retire the non-converting portion of the Senior Secured Subordinated Promissory Note, a $16.3 million repayment of the 8090 FV Subordinated Promissory Note, and $7.4 million repayment of the 2021 Seller Notes. Please refer to Note 9, "Debt - Senior Capital Term Loan Refinancing" to our consolidated financial statements for information regarding our indebtedness outstanding prior to the Business Combination and the refinancing thereof.

In connection with the Business Combination, we recognized a $34.9 million warrant liability on our consolidated balance sheets for the fair value of the public warrants and private placement warrants that were previously issued by DSAC and assumed by New FiscalNote in the Business Combination, along with the additional private placement warrants that were issued upon the closing of the Business Combination. We adjust the liability-classified warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations. As a result of the recurring fair value measurement, our future financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.

In connection with the Business Combination, we recognized (a) $28.9 million of incremental stock-based compensation charges that consisted of $5.0 million related to certain awards that vested as a result of the Business Combination, $6.2 million related to awards issued to our CEO, COO, and CFO pursuant to their respective employment agreements, and $17.7 million related to the Earnout Awards that may be issued to shareholders and equity award holders that for accounting purposes are treated as compensation awards (See Note 15, Earnings (Loss) Per Share, of our consolidated financial statements), (b) $45.3 million of loss on debt extinguishment as a result of repayment of certain of our outstanding debt, as well as the conversion of our convertible debt as part of the Business Combination, and (c) $32.1 million interest charge related to the derecognition of the beneficial conversion feature associated with our converted debt.

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
•
Forge.ai on September 9, 2021 for $11.8 million, consisting of cash and stock; and
•
Frontier Strategy Group on November 19, 2021 for $18.1 million cash.

In addition, we acquired FactSquared on December 31, 2020 for $4.3 million consisting of cash and stock. Unless noted otherwise, we refer to the acquisition of FactSquared and the acquisitions in calendar year 2021 as the "2021 Acquisitions." Our results from operations for the year ended December 31, 2022 reflect a full year from the 2021 Acquisitions, whereas the year ended December 31, 2021 only reflects contributions from certain of the 2021 Acquisitions to our results of operations commencing from the date of such acquisition through the remainder of the period.

On July 29, 2022 we completed the acquisition of Aicel Technologies for $8.7 million, consisting of stock. On September 30, 2022 we completed the asset acquisition of DT-Global for approximately $0.6 million of cash. We refer to these two acquisitions as the “2022 Acquisitions”, respectively. The 2022 Acquisitions did not have a material impact on our consolidated statement of operations for the year ended December 31, 2022. During the years ended December 31, 2022 and 2021, the 2022 and 2021 Acquisitions contributed approximately $31.4 million and $12.1 million of subscription revenue, net of a deferred revenue adjustment of approximately $1.9 million and $2.8 million, respectively. During the years ended December 31, 2022 and 2021, the 2022 and 2021 Acquisitions contributed Advisory, advertising and other revenue of approximately $5.8 million and $3.6 million, respectively.

As a result of the 2022 and 2021 Acquisitions, we have, and will continue to incur, significant non-cash amortization expense related to the amortization of purchased intangibles, which have reduced our operating income by approximately $7.1 million and $4.2 million during the years ended December 31, 2022 and 2021, respectively.

From time to time, management reviews the Company’s existing products and services based on their financial (e.g., revenue, margin) profile and strategic factors. In connection with such a review in 2020 and 2021, management decided to cease selling certain non-core subscription products representing subscription revenue of approximately $1.1 million and $2.1 million during the years ended December 31, 2022 and 2021, respectively.

We continue to invest for future growth. We are focused on several key growth levers, including cross-selling and upselling opportunities at existing clients, expanding our client base with a focus on enterprise and government customers, expansion into adjacent markets and deepening our offerings for regulated industries or sectors, and continuing to execute on our acquisition strategy (including our recently announced acquisition of Dragonfly (as defined below)). Several of these growth drivers require investment in and refinement of our go-to-market approach and, as a result, we may continue to incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses specific to subscription revenue.

We plan to invest a portion of the available capital resources in building innovative products, acquiring complementary businesses, attracting new customers and expanding our leadership role in the legal and regulatory information market. We drive growth both organically and through acquisitions. We regularly evaluate acquisitions and investment opportunities in complementary businesses to supplement our existing platform, enable us to enter new markets and ensure that we are well positioned to provide critical insights to the regulated sectors of the future. Past acquisitions have enabled us to deliver innovative solutions in new categories, such as global risk analysis and environmental, social and governance (“ESG”) automation software, analytics and integration, and new data sets to enhance the functionality of our existing products. Strategic acquisitions will remain a core component of our strategy in the future.

Key Performance Indicators

In addition to our GAAP results further described and discussed below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we monitor the following key performance indicators to evaluate growth trends, prepare financial projections, make strategic decisions, and measure the effectiveness of our sales and marketing efforts. Our management team assesses our performance based on these key performance indicators because it believes they reflect the underlying trends and indicators of our business and serve as meaningful indicators of our continuous operational performance.

Annual Recurring Revenue (“ARR”)

Approximately 90% of our revenues are subscription based, which leads to high revenue predictability. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for subsequent periods. We use ARR as a measure of our revenue trend and an indicator of our future revenue opportunity from existing recurring subscription customer contracts. We calculate ARR on a parent account level by annualizing the contracted subscription revenue, and our total ARR as of the end of a period is the aggregate thereof. ARR is not adjusted for the impact of any known or projected future customer cancellations, upgrades or downgrades, or price increases or decreases. The amount of actual revenue that we recognize over any 12-month period is likely to differ from ARR at the beginning of that period, sometimes significantly. This may occur due to timing of the revenue bookings during the period, cancellations, upgrades, or downgrades and pending renewals. ARR should be viewed independently of revenue as it is an operating metric and is not intended to be a replacement or forecast of revenue. Our calculation of ARR may differ from similarly titled metrics presented by other companies.

Our ARR at December 31, 2022 and December 31, 2021, was $113 million and $97 million, respectively. Our ARR at December 31, 2022 and 2021, excluding 2022 and 2021 Acquisitions, was $73 million and $66 million, respectively. ARR of the Acquisitions, was $40 million and $31 million as of December 31, 2022 and 2021, respectively, including pre-acquisition ARR performance of the 2022 and 2021 Acquisitions on the basis reported to FiscalNote in connection with such company’s acquisition.

Run-Rate Revenue

Management also monitors Run-Rate Revenue, which we define as ARR plus non-subscription revenue earned during the last twelve months. We believe Run-Rate Revenue is an indicator of our total revenue growth, incorporating the non-subscription revenue that we believe is a meaningful contribution to our business as a whole. Although our non-subscription business is non-recurring, we regularly sell different advisory services to repeat customers. The amount of actual subscription and non-subscription revenue that we recognize over any 12-month period is likely to differ from Run-Rate Revenue at the beginning of that period, sometimes significantly. Our Run-Rate Revenue at December 31, 2022 and December 31, 2021, including our 2022 and 2021 Acquisitions, was approximately $127 million and $109 million, respectively. Our Run-Rate Revenue at December 31, 2022 and 2021, excluding the 2022 and 2021 Acquisitions, was approximately $80 million and $71 million, respectively. Run-Rate Revenue of the 2022 and 2021 Acquisitions was approximately $47 million and $38 million as of December 31, 2022 and 2021, respectively, including pre-acquisition Run-Rate Revenue performance of the 2022 and 2021 Acquisitions on the basis reported to FiscalNote in connection with such company’s acquisition.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. We calculate NRR at a parent account level. Customers from acquisitions are not included in NRR until they have been part of our consolidated results for 12 months. Accordingly, the 2022 Acquisitions are not included in our NRR for the year ended December 31, 2022 and the 2021 Acquisitions are not included in our NRR for the year ended December 31, 2021. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. NRR was 100% and 94% for the years ended December 31, 2022 and 2021, respectively.

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

Adjusted Revenue

Adjusted revenue represents revenue adjusted to include amounts that would have been recognized if deferred revenue was not adjusted to fair value in connection with acquisition accounting. Adjusted revenue is presented because we use this measure to evaluate performance of our business against prior periods and believe it is useful for investors as an indicator of the underlying performance of our business. Adjusted revenue is not a recognized term under U.S. GAAP. Adjusted revenue does not represent revenues, as that term is defined under GAAP, and should not be considered as an alternative to revenues as an indicator of our operating performance. Adjusted revenue as presented herein is not necessarily comparable to similarly titled measures presented by other companies.

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define Adjusted Gross Profit as Adjusted Revenue minus cost of revenues, before amortization of intangible assets that are included in costs of revenues. We define Adjusted Gross Profit Margin as Adjusted Gross Profit divided by Adjusted Revenues.

We use Adjusted Gross Profit and Adjusted Gross Profit Margin to understand and evaluate our core operating performance and trends. We believe these metrics are useful measures to us and to our investors to assist in evaluating our core operating performance because they provide consistency and direct comparability with our past financial performance and between fiscal periods, as the metrics eliminate the non-cash effects of amortization of intangible assets and deferred revenue, which are non-cash impacts that may fluctuate for reasons unrelated to overall operating performance.

Adjusted Gross Profit and Adjusted Gross Profit Margin have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. They should not be considered as replacements for gross profit and gross profit margin, as determined by GAAP, or as measures of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes. Adjusted Gross Profit and Adjusted Gross Profit Margin as presented herein are not necessarily comparable to similarly titled measures presented by other companies.

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

We disclose EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin in this Annual Report on Form 10-K because these non-GAAP measures are key measures used by management to evaluate our business, measure our operating performance and make strategic decisions. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors and others in understanding and evaluating our operating results in the same manner as management. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for net loss, net loss before income taxes, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze our business would have material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate non-GAAP financial measures, which reduces their comparability. Because of these limitations, you should consider EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin alongside other financial performance measures, including net income and our other financial results presented in accordance with GAAP.

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues account for approximately 90% of our total revenues for the years ended December 31, 2022 and 2021.

Subscription revenue

Subscription revenues consist of revenue earned from subscription-based arrangements that provide customers the right to use the Company’s software and products in a cloud-based infrastructure. Subscription revenues are driven primarily by the number of active licenses, the types of products and the price of the subscriptions. The Company also earns subscription revenues by licensing to customers its digital content, including transcripts, news and analysis, images, video and podcast data.

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

Amortization of intangible assets

Amortization expense relates to our finite-lived intangible assets, including developed technology, customer relationship, databases and tradenames. These assets are amortized over periods of between three and twenty years. Finite-lived intangible assets are tested for impairment when indicators are present, and, if impaired, are written down to fair value. No impairment of intangible assets has been identified during any financial period included in our accompanying audited consolidated financial statements.

Transaction costs, net

Transaction costs consist of acquisition related costs (including due diligence, accounting, legal, and other professional fees, incurred from acquisition activity), fair value adjustments to contingent consideration due to sellers, and non-capitalizable costs.

Interest expense, net

Interest expense, net, consists of expense related to interest on our borrowings, the amortization and write off of debt issuance costs and original discount, and interest related to certain derivative instruments.

Fair value of warrant and derivative liabilities

The fair value of warrant and derivative liabilities are accounted for in accordance with ASC 815 and ASC 480. The warrant and derivative liabilities are marked to market each reporting period in accordance with ASC 820 with all gains and losses being recorded within the consolidated statement of operations and comprehensive loss.

Income taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the consolidated statements of operations and comprehensive loss in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts that are expected to be realized based on the weighting of positive and negative evidence.

Results of Operations

Discussion of Significant Items Affecting the Consolidated Results for the Years ended December 31, 2022 and 2021

Year Ended December 31, 2022

During the year ended December 31, 2022 the Company recognized several non-cash items associated with the Company's public listing on July 29, 2022 including, a non-cash charge of $45.3 million from the loss on extinguishment of debt, a non-cash charge of $32.1 million recognized as interest expense related to the derecognition of beneficial conversion features embedded within the convertible notes that went into equity as part of the Company's public listing, and $28.9 million of non-cash charges related to the accounting treatment of stock based compensation related to the Company's transition to a public listing. Further, the Company also recognized a non-cash charge of $11.7 million related to the loss contingency recognized as a result of the previously-announced proposed terms of a settlement with the Disputing Lender. These charges were partially offset by a non-cash gain of approximately $16.1 million related to the mark-to-market of the public and private warrants liability the Company is required to fair value at each reporting date and $7.7 million non-cash gain from the forgiveness of the Company's PPP Loan.

The Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following table presents our results of operations for the periods indicated:

	Year Ended December 31,		Change
(In thousands)	2022	2021	$	%
Revenues:
Subscription	$100,522	$74,002	$26,520	36%
Advisory, advertising, and other	13,243	8,910	4,333	49%
Total revenues	113,765	82,912	30,853	37%

Operating expenses: (1)
Cost of revenues	31,937	21,802	10,135	46%
Research and development	20,736	24,017	(3,281)	(14)%
Sales and marketing	42,678	29,676	13,002	44%
Editorial	15,956	14,634	1,322	9%
General and administrative	77,801	32,491	45,310	139%
Amortization of intangible assets	10,451	9,359	1,092	12%
Loss on sublease	-	1,817	(1,817)	(100)%
Transaction costs, net	2,395	4,698	(2,303)	(49)%
Total operating expenses	201,954	138,494	63,460	46%
Operating loss	(88,189)	(55,582)	(32,607)	59%

Interest expense, net	95,741	64,800	30,941	48%
Change in fair value of warrant and derivative liabilities	(12,747)	(3,405)	(9,342)	274%
Gain on PPP loan upon extinguishment	(7,667)	-	(7,667)	NM%
Loss on debt extinguishment, net	45,250	-	45,250	NM%
Loss contingency	11,700	-	11,700	NM%
Other expense, net	1,045	333	712	214%
Net loss before income taxes	(221,511)	(117,310)	(104,201)	89%
Benefit from income taxes	(3,254)	(7,889)	4,635	(59)%
Net loss	$(218,257)	$(109,421)	$(108,836)	99%

(1) Amounts include stock-based compensation expenses, as follows:
	Year Ended December 31,		Change
	2022	2021	$	%

Cost of revenues	$81	$16	$65	406%
Research and development	1,007	277	730	264%
Sales and marketing	762	147	615	418%
Editorial	603	89	514	578%
General and administrative	35,594	481	35,113	NM%

Revenue:

Subscription Revenue

Subscription revenue of $100.5 million for the year ended December 31, 2022 increased $26.5 million, or 36%, from $74.0 million for the year ended December 31, 2021.

The comparability of our revenues between periods was impacted by the 2021 and 2022 Acquisitions described under “Factors Impacting the Comparability of Our Results of Operations” above. The table below presents the primary items that impacted the comparability of our subscription revenues between periods.

	Change for the Year Ended
	December 31, 2022 vs December 31, 2021
(In thousands)	$	%
Subscription Revenue change driver:
Increase from 2021 Acquisitions	$18,169	128%
Impact of 2021 Acquisitions deferred revenues adjustment	862	31%
Increase from 2022 Acquisitions	717	100%
Decrease from discontinued products	(1,039)	(49)%
Increase from organic business	7,811	13%
Subscription Revenues, net (total change)	$26,520	36%

Our organic growth during the period is primarily due to the increase in new revenue bookings evidenced by the growth in our organic ARR, from which we subsequently derived additional revenues as well as our continued focus on increasing our NRR. The revenue decrease from discontinued products results from certain discrete products that are being sunset from the Company's offerings.

Advisory, Advertising, and Other Revenue

Advisory, advertising, and other revenue was $13.2 million for the year ended December 31, 2022, as compared to $8.9 million for the year ended December 31, 2021. The increase of $4.3 million, or 49%, was primarily due to $2.2 million of incremental revenue from our 2021 Acquisitions, as well as an increase of other one-time revenue of $2.1 million.

Revenue by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Year Ended December 31,		Change
(In thousands)	2022	2021	$	%
North America	$98,951	$74,040	$24,911	34%
Europe	10,072	7,601	2,471	33%
Australia	1,122	784	338	43%
Asia	3,620	487	3,133	643%
Total revenues	$113,765	82,912	$30,853	37%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North America revenues increased primarily due to our acquisitions of FactSquared, Fireside, Board.org, Predata, Curate, Forge, and FrontierView. Revenues outside of North America increased primarily due to our acquisitions of Oxford Analytica (included in Europe), Timebase (included in Australia), and Aicel Technologies (included in Asia).

Cost of revenues

Cost of revenues was $31.9 million for the year ended December 31, 2022, as compared to $21.8 million for the year ended December 31, 2021. The increase of $10.1 million, or 46%, was primarily attributable to $5.2 million of increased costs resulting from acquisitions of which $4.1 million related to the growth in our business and $1.1 million represents an increase in amortization expense related to capitalized software development costs and developed technology. Our organic cost of revenues increase of $4.9 million resulted from $2.8 million of increased costs related to the growth in our business and a $2.1 million of an increase in amortization expense related to our capitalized software development costs.

Research and development

Research and development expense was $20.7 million for the year ended December 31, 2022 as compared to $24.0 million for the year ended December 31, 2021. The decrease of $3.3 million, or 14%, was primarily attributable to a decrease of $6.8 million primarily related to compensation and benefits as the majority of personnel related costs in 2022 were capitalized for the redevelopment of our SaaS policy and stakeholder management platform included in capitalized software development costs, offset by $0.7 million incremental share-based compensation triggered by the Business Combination, and an increase of $2.0 million of research and development costs incurred by our 2022 and 2021 Acquisitions.

Sales and marketing

Sales and marketing expense was $42.7 million for the year ended December 31, 2022 as compared to $29.7 million for the year ended December 31, 2021. The increase of $13.0 million, or 44%, was primarily attributable to an increase of $12.0 million in sales and marketing costs incurred by our Acquisitions, $0.6 million incremental share-based compensation triggered by the Business Combination and $0.4 million related to increases in salary and commissions expense.

Editorial expense

Editorial expense was $16.0 million for the year ended December 31, 2022 as compared to $14.6 million for the year ended December 31, 2021. The increase of $1.3 million, or 9% was primarily attributable to an increase of $3.6 million related to Acquisitions and $0.5 million incremental share-based compensation triggered by the Business Combination partially offset by continued focus on monitoring costs of $2.8 million.

General and administrative

General and administrative expense was $77.8 million for the year ended December 31, 2022 as compared to $32.5 million for the year ended December 31, 2021. The increase of $45.3 million, or 139%, was primarily attributable to $34.7 million of non-cash stock based compensation expense consisting of (a) $17.7 million associated with the earnout shares issued to employees who held equity ownership in Old FiscalNote through ownership of common stock, vested options, or unvested options on the closing date of the Business Combination (see Note 11, Earnout Shares and RSUs in our consolidated financial statements), (b) $7.0 million associated with the issuance of stock options and RSUs to our CEO, COO, and CFO pursuant to their employment agreements with New FiscalNote, and (c) $10.0 million associated with certain stock options which vested due to the closing of the Business Combination. The 2021 and 2022 Acquisitions contributed $2.4 million to the increase in general and administrative expenses, combined with $1.8 million of public company costs consisting primarily of directors and officers insurance, director compensation, and other miscellaneous regulatory costs, $4.7 million of salary, benefits and bonus expense that we incurred as we increased our headcount in preparation of becoming a public company, $1.0 million of audit, tax, and consulting costs, and $0.4 million of non-cash lease asset impairment charges.

Amortization of intangibles

Amortization of intangibles was $10.5 million for the year ended December 31, 2022 as compared to $9.4 million for the year ended December 31, 2021. The increase of $1.1 million, or 12%, is due to the increase in amortizable intangible assets from the Acquisitions totaling $1.6 million offset by a $0.5 million reduction in amortization expense related to intangible assets from our VoterVoice and Shungham acquisitions becoming fully amortized in 2021.

Transaction costs, net

Transaction costs were $2.4 million for the year ended December 31, 2022, as compared to transaction costs of $4.7 million for the year ended December 31, 2021. The decrease of $2.3 million is primarily due to $3.9 million decrease in contingent compensation and earnout liabilities related to our acquisitions of Equilibrium, Forge, and FrontierView and the reversing of previously recognized earnout liabilities related to our Predata acquisitions and $0.3 million related to transaction costs for acquired businesses, offset by $1.8 million increase in non-capitalized costs related to the Business Combination.

Interest expense, net

Interest expense was $95.7 million for the year ended December 31, 2022 as compared to $64.8 million for the year ended December 31, 2021. The increase in interest expense of $30.9 million during the year ended December 31, 2022 was primarily due to a $32.1 million charge to interest expense we recorded related to the derecognition of beneficial conversion features embedded within the convertible notes that were recognized within equity as part of the Company's public listing as well as incremental interest expense of $1.3 million incurred related to the $18.0 million related party convertible note issued in the fourth quarter of 2021 that was repaid in June 2022, partially offset by decreases in interest expense related to deferred financing fees and sublease interest expense incurred in 2021.

On July 29, 2022 we entered into a $150.0 million senior term loan that accrues PIK interest at 1%, compounded monthly, and has cash only interest payments of the greater of (a) 9% and (b) the Prime Rate plus 5%. Immediately prior to the consummation of the Business Combination, all of our convertible debt, excluding four convertible notes with a principal balance of $12.2 million (including paid-in kind interest), converted into common stock of Old FiscalNote, which were entitled to be exchanged for shares of Class A common shares of New FiscalNote at the Exchange Ratio. As a result of this conversion, we recognized a one-time interest charge of $32.1 million related to the derecognition of the beneficial conversion feature associated with the aforementioned convertible notes.

Change in fair value of warrant and derivative liabilities

Change in fair value of warrant liabilities was a $12.7 million gain for the year ended December 31, 2022 as compared to a $3.4 million gain for the year ended December 31, 2021. The increase of $9.3 million primarily represents a $16.5 million gain that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination, and a $7.1 million loss resulting from the fair value adjustment of the derivative liabilities that were settled upon conversion of the associated convertible notes.

Loss on debt extinguishment, net

Change in loss on debt extinguishment, net for the year ended December 31, 2022 represents a $45.3 million loss that was recorded as a result of repayment of certain of our outstanding debt, as well as the conversion of our convertible debt as part of the Business Combination.

Income tax benefit

Income tax benefit was $3.3 million for the year ended December 31, 2022 as compared to $7.9 million for the year ended December 31, 2021. The decrease of $4.6 million in income tax benefit was primarily driven by related impacts on the Company’s valuation allowance.

Certain Non-GAAP Measures

We present Adjusted Revenues, Adjusted Gross Profit, Adjusted Gross Profit Margin, EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin which are non-GAAP financial measures. Our management team assesses our performance based on these non-GAAP measures because it believes they reflect the underlying trends and indicators of our business and serve as meaningful indicators of our continuous operational performance. We believe these measures are useful for investors for the same reasons. Investors should be aware that these measures are not a substitute for GAAP financial measures or disclosures. Where applicable, we provide reconciliations of these non-GAAP measures to the corresponding most closely related GAAP measure.

Adjusted Revenues

The following table presents our calculation of Adjusted Revenues for the periods presented, and a reconciliation of this measure to our GAAP revenues for the same periods:

	Years Ended December 31,
(In thousands)	2022	2021
Subscription revenue	$100,522	$74,002
Deferred revenue adjustment	1,896	2,758
Adjusted subscription revenue	102,418	76,760
Advisory, advertising, and other revenue	13,243	8,910
Adjusted Revenues	$115,661	$85,670

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Years Ended December 31,
(In thousands)	2022	2021
Adjusted Revenues	$115,661	$85,670
Costs of revenue	(31,937)	(21,802)
Amortization of intangible assets	9,094	5,844
Adjusted Gross Profit	$92,818	$69,712
Adjusted Gross Profit Margin	80%	81%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Years Ended December 31,
(In thousands)	2022	2021
Net loss	$(218,257)	$(109,421)
Benefit from income taxes	(3,254)	(7,889)
Depreciation and amortization	20,783	16,380
Interest expense, net	95,741	64,800
EBITDA	(104,987)	(36,130)
Deferred revenue adjustment (a)	1,896	2,758
Stock-based compensation	38,047	1,010
Change in fair value of warrant and derivative liabilities (b)	(12,747)	(3,405)
Loss on debt extinguishment, net	45,250	-
Other non-cash (gains) charges (c)	(9,069)	3,969
Acquisition related costs (d)	1,181	2,054
Employee severance costs	575	180
Non-capitalizable debt raising costs	403	584
Other infrequent costs (e)	20	1,484
Costs incurred related to the transaction (f)	2,993	1,128
Loss contingency (g)	11,988	-
Adjusted EBITDA	$(24,450)	$(26,368)
Adjusted EBITDA Margin	(21)%	(31)%
(a)
Reflects deferred revenue fair value adjustments arising from the purchase price allocation in connection with the 2021 Acquisitions.
(b)
Reflects the non-cash impact from the mark to market adjustments on our warrant and derivative liabilities.
(c)
Reflects the non-cash impact of the following for fiscal year 2022: (i) gain of $1,780 from the change in fair value related to the contingent consideration and contingent compensation related to our 2021 and 2022 Acquisitions, (ii) gain of $7,667 related to the partial forgiveness of our PPP Loan during the first quarter of 2022, and (iii) $378 impairment charge recognized in the first quarter of 2022 related to the abandonment of one of our leases upon adoption of ASC 842 on January 1, 2022, respectively. Reflects the non-cash impact of the following for fiscal year 2021: (i) charge of $2,152 from the change in fair value related to the contingent consideration and contingent compensation related to our 2021 Acquisitions and (ii) loss from modifications to a sub-lease in 2021 for $1,817, respectively.
(d)
Reflects the costs incurred to identify, consider, and complete business combination transactions consisting of advisory, legal, and other professional and consulting costs, including $636 of costs incurred related to acquisitions we did not consummate in 2021 and presented in general and administrative expense. Includes a $500 charge we recognized related to a discretionary bonus paid to certain employees of Predata during the second quarter of 2022.
(e)
Reflects (i) costs incurred related to litigation we believe to be outside of our normal course of business totaling $20 and $898 during the years ended December 31, 2022 and 2021, respectively, (ii) costs to satisfy sales tax remittances incurred totaling $506 during the year ended December 31, 2021, and (iii) costs incurred related to our adoption of ASC 606 totaling $80 during the year ended December 31, 2021.
(f)
Includes non-capitalizable transaction costs associated with the Business Combination.
(g)
Reflects (i) $11,700 non-cash loss contingency recognized related to the previously disclosed term sheet we entered into with GPO FN Noteholder LLC and (ii) $288 of legal costs incurred related to the proposed term sheet with GPO FN Noteholder LLC. See further discussion in Note 18, "Commitments and Contingencies."

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. Through December 31, 2022, we have funded our operations with proceeds from the Business Combination as well as the closing of the New Senior Term Loan whereby the Company received $65.6 million of net cash proceeds and receipts from sales of our products to customers in the ordinary course of business. At December 31, 2022, the Company’s cash and cash equivalents was $60.4 million compared to $32.2 million at December 31, 2021.

The Company had a negative working capital balance of $37.3 million (excluding cash) at December 31, 2022 and had an accumulated deficit of $700.7 million and $481.4 million as of December 31, 2022 and December 31, 2021, and has incurred net losses of $218.3 million and $109.4 million for the years ended December 31, 2022 and 2021, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development. Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model.

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

In conjunction with the transaction as discussed in Note 2, Business Combination with DSAC, cumulative debt repayments, inclusive of accrued but unpaid interest, of $210.7 million were paid in conjunction with the close, which consisted of a $75.3 million repayment of the First Out Term Loan, $61.7 million repayment of the Last Out Term Loan, a $50.0 million payment used to retire the non-converting portion of the Senior Secured Subordinated Promissory Note, a $16.3 million repayment of the 8090 FV Subordinated Promissory Note, and $7.4 million repayment of the 2021 Seller Notes.

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, convertible debt, and preferred share issuances. Our principal debt outstanding at December 31, 2022 and immediately after the closing of the Business Combination consisted of the following (excluding any debt discounts, as applicable):

(In thousands)	December 31, 2022	July 29, 2022
New Senior Term Loan	$150,647	$150,000
Convertible Notes	12,219	10,517
Aicel Convertible Note	1,174	1,031
PPP Loan	251	295
Total Principal Outstanding	$164,291	$161,843

New Senior Term Loan

In connection with the Closing, FiscalNote entered into a $150.0 million new senior term loan facility (the “New Senior Term Loan”) with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC (together the “New Senior Lenders”). The New Senior Term Loan provides for an uncommitted incremental loan facility totaling $100.0 million available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “New Incremental Term Facility”) (collectively the “New Senior Credit Facility”). The annual interest of the New Senior Term Loan consists of two components: a cash interest component of (a) the greater of (i) Prime Rate plus 5.0% per annum and (ii) 9.0% payable monthly in cash, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. The New Senior Credit Facility will mature on July 29, 2027. Beginning on August 15, 2025, 50% of the outstanding principal amount of the Senior Term Loan must be repaid in even amounts on a monthly basis over the remaining 24 months, with the final balance due on July 15, 2027. Borrowings under our New Senior Credit Facility are collateralized by substantially all assets of the borrowers and guarantors party thereto. During the year ended December 31, 2022 we made cash interest payments totaling $6.4 million related to the New Senior Term Loan.

The New Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The New Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were two financial covenants in place at December 31, 2022 related to a minimum cash balance requirement of $15,000 at all times as well as an annual recurring revenue requirement. Effective with Amendment No. 1 (as further described and defined in Note 19, “Subsequent Events”), and in addition to the existing minimum cash balance requirement and the annual recurring revenue requirement, the Company is also subject to a limitation on capital expenditures and an adjusted EBITDA requirement (both as defined in the New Senior Term Loan, as amended). Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the New Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

See also Note 9, "Debt", to the consolidated financial statements included elsewhere herein.

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

Aicel Convertible Note

On July 29, 2022, we acquired Aicel Technologies and assumed its $1.0 million convertible note. The Aicel Convertible Note is subordinate to our New Senior Credit Facility, accrues interest of 1% per annum, payable in kind monthly, and matures in July 2027.

PPP Loan

The PPP Loan requires monthly principal and interest payments of approximately $9 until maturity in 2027.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Years Ended December 31,
(In thousands)	2022	2021
Net loss	$(218,257)	$(109,421)

Net cash provided by (used in):
Operating activities	$(72,625)	$(37,046)
Investing activities	$(10,242)	$(49,196)
Financing activities	$111,530	$74,307

Operating activities

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

Cash used in operating activities in the year ended December 31, 2022 was $72.6 million, an increase of $35.6 million compared to the year ended December 31, 2021. Cash used in operating activities was driven by a net loss of $218.3 million, which is adjusted for the exclusion of non-cash expenses and other adjustments totaling $162.7 million, primarily including non-cash interest expense of $52.0 million, paid in kind interest of $11.0, loss on debt extinguishment of $45.3 million, stock-based compensation expense of $38.0 million, a gain due to the change in fair value of warrant liabilities of $15.8 million, loss contingency of $11.7 million, and amortization and depreciation of $23.6 million, and the effect of changes in operating assets and liabilities that resulted in cash outflows of $17.1 million. Cash used in operating activities in 2021 was driven by a net loss of $109.4 million, which is adjusted for the exclusion of non-cash expenses and other adjustments totaling $73.2 million, primarily including non-cash interest expense of $21.7 million, paid in kind interest of $37.3 million, stock-based compensation expense of $1.0 million, a gain due to the change in fair value of derivative liabilities of $3.4 million, change in deferred income taxes of $6.6 million, and amortization and depreciation of $17.8 million, and the effect of changes in operating assets and liabilities that resulted in cash outflows of $0.8 million. Cash used by operating activities can be impacted by factors such as new acquisitions, timing of cash receipts from customers, vendor payment terms, and timing of payments to vendors.

Investing activities

Net cash used in investing activities in the year ended December 31, 2022 was $10.2 million compared to $49.2 million in the year ended December 31, 2021. Net cash used in investing activities in the year ended December 31, 2022 primarily consisted of cash paid of $10.1 million of software development costs and $1.2 million of capital expenditures, offset by $1.1 million cash acquired from the acquisition of Aicel, net of cash paid for the assets acquisition of DT-Global. Net cash used in investing activities in the year ended December 31, 2021 was $49.2 million, primarily consisted of $43.6 million of cash paid for the acquisitions of Oxford Analytica, Fireside, Timebase, Board.org, Equilibrium, Predata, Curate, Forge and FrontierView and $5.6 million of capital expenditures.

Financing activities

Net cash provided by financing activities in the year ended December 31, 2022 was $111.5 million, compared to $74.3 million for the year ended December 31, 2021. Net cash provided by financing activities during the year ended December 31, 2022 primarily consisted of $325.0 million in gross proceeds from the Business Combination (inclusive of (a) the net receipts from $150.0 million proceeds from the issuance of our New Senior Term Loan, (b) $61.0 million from DSAC’s trust, and (c) $114.0 million from the backstop agreement with the sponsor of DSAC), and $4.5 million cash proceeds from the exercise of public warrants, $0.5 million from the exercise of stock options, offset by a total of $48.7 million in transaction costs related to the Business Combination and New Senior Term Loan, $189.0 million in principal repayments of First Out Term Loan, Last Out Term Loan, Fireside Promissory Notes, 8090 FV Subordinated Promissory Note, and the New GPO Note. Net cash provided by financing activities during the year ended December 31, 2021 was $74.3 million, primarily consisted of $61.2 million of net cash received from the issuance of convertible notes in 2021, $12.6 million from the issuance of shares of Series G preferred stock in 2021, and $0.5 million of proceeds from the exercise of stock options.

Commitments and Contingencies

Our principal commitments consist of obligations under leases for office space. For more information regarding our lease obligations, see Note 5, Leases to the consolidated financial statements included elsewhere herein. For more information regarding our debt service obligations, see Note 9, Debt, to the consolidated financial statements included elsewhere herein.

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet financing activities or other arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

Recently Issued Accounting Pronouncements

For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, refer to Note 1, Summary of Business and Significant Accounting Policies to our consolidated financial statements.

Critical Accounting Estimates and Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 1, Summary of Business and Significant Accounting Policies to our consolidated financial statements, the following accounting policies and specific estimates involve a greater degree of judgment and complexity.

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

Goodwill and Intangible Assets

Significant judgment is required to estimate the fair value of our reporting units. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant reporting units for purposes of determining whether there is goodwill impairment. The fair value estimates are based on available historical information and on future expectations. We typically estimate the fair value of these assets using the income method, which is based on the present value of estimated future cash flows attributable to the respective assets. The valuations used to establish and to test goodwill for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall growth rates, competitive activities, cost containment and margin progression, Company business plans and the discount rate applied to cash flows.

Goodwill is not amortized, but tested at least annually for impairment. Our ongoing annual impairment testing for goodwill occurs on October 1st. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe these estimates and assumptions are reasonable and comparable to those that would be used by other marketplace participants. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions. For example, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. In addition, changes to or a failure to achieve business plans or deterioration of macroeconomic conditions could result in reduced cash flows or higher discount rates, leading to a lower valuation that would trigger an impairment of the goodwill of these businesses.

If the fair value of the reporting unit is less than its carrying value, that difference represents an impairment.

Determining the useful life of an intangible asset also requires judgment. Acquired intangible assets (customer relationships, patents and technologies, and tradenames) are expected to have determinable useful lives. Finite-lived intangible assets are amortized to expense over their estimated lives. An impairment assessment for finite-lived intangibles is only required when an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable.

Based on our annual impairment testing as of October 1, 2022, the fair value of all of our reporting units exceeded their carrying values by more than 50%. The most significant assumptions utilized in the determination of the estimated fair values of our reporting units are the net sales and earnings growth rates (including residual growth rates) and discount rate. The residual growth rate represents the expected rate at which the reporting units are expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit operating plans and approximates expected long-term market growth rates. The residual growth rate is dependent on overall market growth rates, the competitive environment, inflation, and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors.

Future sustained depression of our stock price may indicate that a triggering event has occurred that may require us to reassess our goodwill for impairment and may trigger future impairment charges of one or all of our reporting units. Further, changes in operating plans or adverse changes in the business or in the macroeconomic environment in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of our reporting units.

See Note 8, “Goodwill” to the Consolidated Financial Statements for additional discussion on goodwill.

Warrant Liabilities

The Company evaluates its financial instruments, including its outstanding warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company has outstanding public and private warrants, both of which do not meet the criteria for equity classification and are accounted for as liabilities. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of inflation risk and fluctuations in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Risk

We use the U.S. Dollar ("USD") as our reporting currency. Our local subsidiaries transact generally in their local currency, considered the functional currency for that subsidiary. Our foreign currency exchange rate risk is related to translation of our assets and liabilities from the subsidiaries' functional currencies to USD. These adjustments are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Australian Dollar. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States as well as the European Union, United Kingdom, Australia, South Korea, and India. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts, growth of our international entities and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our cash denominated in foreign currency. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the year ended December 31, 2022, was negatively impacted by approximately 2.0% compared to the year ended December 31, 2021.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate New Senior Term Loan. Our exposure to changes in interest rates is associated with the Prime Rate.

As of December 31, 2022, we had outstanding borrowings on our New Senior Term Loan of $150.6 million that bears interest at a floating rate based on the Prime Rate plus an applicable margin. At December 31, 2022 the interest on our New Senior Term Loan was 12.50% (which subsequently increased to 12.75% effective February 16, 2023). Assuming no change in the outstanding borrowings on our New Senior Term Loan, we estimate that a one percentage point increase in the Prime Rate would increase our annual cash interest expense by approximately $1.5 million based on an annual basis.

Inflation Risk

Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our business.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FiscalNote Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FiscalNote Holdings, Inc. and its subsidiaries (the Company, which is also known as FiscalNote Intermediate Holdco, Inc. as of December 31, 2021) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of ASC 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

McLean, Virginia

March 28, 2023

FISCALNOTE HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except shares, and par value)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$60,388	$32,168
Restricted cash	835	841
Accounts receivable, net	14,909	11,174
Costs capitalized to obtain revenue contracts, net	2,794	2,787
Prepaid expenses	4,315	1,803
Other current assets	2,764	5,525
Total current assets	86,005	54,298

Property and equipment, net	7,325	7,509
Capitalized software costs, net	13,946	7,480
Noncurrent costs capitalized to obtain revenue contracts, net	3,976	2,709
Operating lease assets	21,005	-
Goodwill	194,362	188,768
Customer relationships, net	56,348	61,644
Database, net	21,020	22,357
Other intangible assets, net	28,728	33,728
Other non-current assets	442	-
Total assets	$433,157	$378,493

Liabilities, Temporary Equity and Stockholders' Equity (Deficit)
Current liabilities:
Current maturities of long-term debt	$68	$13,567
Accounts payable and accrued expenses	13,739	15,796
Deferred revenue, current portion	35,569	29,569
Customer deposits	3,252	3,568
Contingent liabilities from acquisitions, current portion	696	1,088
Operating lease liabilities, current portion	6,709	-
Other current liabilities	2,079	5,880
Total current liabilities	62,112	69,468

Long-term debt, net of current maturities	161,980	299,318
Convertible notes - related parties	-	18,295
Deferred tax liabilities	714	3,483
Deferred revenue, net of current portion	918	528
Deferred rent	-	8,236
Contingent liabilities from acquisitions, net of current portion	883	4,016
Sublease loss liability, net of current portion	-	2,090
Lease incentive liability, net of current portion	-	4,440
Operating lease liabilities, net of current portion	29,110	-
Warrant liabilities	18,892	-
Other non-current liabilities	13,858	1,453
Total liabilities	288,467	411,327
Commitment and contingencies (Note 18)
Temporary equity:
Redeemable, convertible preferred stock	-	449,211
Stockholders' equity (deficit):
Class A Common stock ($0.0001 and $0.00001 par value, 1,700,000,000 and 117,592,400 authorized, 123,125,595 and 18,346,466 issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	12	-
Class B Common stock ($0.0001 and zero par value, 9,000,000 and zero authorized, 8,290,921 and zero issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	1	-
Additional paid-in capital	846,205	-
Accumulated other comprehensive loss	(785)	(631)
Accumulated deficit	(700,743)	(481,414)
Total stockholders' equity (deficit)	144,690	(482,045)
Total liabilities, temporary equity and stockholders' equity (deficit)	$433,157	$378,493

The accompanying notes are an integral part of these consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share data)

	Years Ended December 31,
	2022	2021
Revenues:
Subscription	$100,522	$74,002
Advisory, advertising, and other	13,243	8,910
Total revenues	113,765	82,912
Operating expenses: (1)
Cost of revenues	31,937	21,802
Research and development	20,736	24,017
Sales and marketing	42,678	29,676
Editorial	15,956	14,634
General and administrative	77,801	32,491
Amortization of intangible assets	10,451	9,359
Loss on sublease	-	1,817
Transaction costs, net	2,395	4,698
Total operating expenses	201,954	138,494
Operating loss	(88,189)	(55,582)

Interest expense, net	95,741	64,800
Change in fair value of warrant and derivative liabilities	(12,747)	(3,405)
Gain on PPP loan upon extinguishment	(7,667)	-
Loss on debt extinguishment, net	45,250	-
Loss contingency	11,700	-
Other expense, net	1,045	333
Net loss before income taxes	(221,511)	(117,310)
Benefit from income taxes	(3,254)	(7,889)
Net loss	(218,257)	(109,421)
Other comprehensive loss	(154)	(568)
Total comprehensive loss	$(218,411)	$(109,989)

Net loss	$(218,257)	$(109,421)
Deemed dividend	(26,570)	(197,511)
Net loss used to compute basic and diluted loss per share	$(244,827)	$(306,932)

Earnings (loss) per share attributable to common shareholders:
Basic and Diluted	$(3.68)	$(19.80)
Weighted average shares used in computing earnings (loss) per share attributable to common shareholders:
Basic and Diluted	66,513,704	15,503,829

(1) Amounts include stock-based compensation expenses, as follows:

	Years Ended December 31,
	2022	2021
Cost of revenues	$81	$16
Research and development	1,007	277
Sales and marketing	762	147
Editorial	603	89
General and administrative	35,594	481

The accompanying notes are an integral part of these consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Temporary Equity		Equity (Deficit)
	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	38,258,865	$238,963	10,425,584	$-	$5,808	$(63)	$(236,975)	$(231,230)
Retroactive conversion of shares due to Business Combination	7,154,403	-	1,949,584	-	-	-	-	-
Balance at December 31, 2020, as converted	45,413,268	$238,963	12,375,168	$-	$5,808	$(63)	$(236,975)	$(231,230)
Accretion of preferred stock to redemption value	-	193,058	-	-	(58,493)	-	(134,565)	(193,058)
Exercise of stock options	-	-	370,898	-	516	-	-	516
Issuance of preferred stock and warrants	4,139,540	17,190	-	-	252	-	(453)	(201)
Shares issued in business acquisitions	-	-	5,600,400	-	32,966	-	-	32,966
Seller convertible notes issued at premium	-	-	-	-	7,178	-	-	7,178
Capital distribution	-	-	-	-	(3,686)	-	-	(3,686)
Beneficial conversion feature, net of taxes	-	-	-	-	14,449	-	-	14,449
Stock-based compensation expense	-	-	-	-	1,010	-	-	1,010
Net loss	-	-	-	-	-	-	(109,421)	(109,421)
Foreign currency translation loss	-	-	-	-	-	(568)	-	(568)
Balance at December 31, 2021	49,552,808	$449,211	18,346,466	$-	$-	$(631)	$(481,414)	$(482,045)
Change in par value	-	-	-	2	(2)	-	-	-
Accretion of preferred stock to redemption value	-	26,570	-	-	(24,351)	-	(2,219)	(26,570)
Issuance of Class A common stock upon redemption of preferred stock	(49,552,808)	(475,781)	47,595,134	5	475,776	-	-	475,781
Issuance of Class A common stock and Class B common stock in connection with Business Combination, net of transaction costs	-	-	62,664,098	6	346,791	-	-	346,797
Issuance of Class A common stock in connection with business acquisitions	-	-	859,016	-	8,590	-	-	8,590
Issuance of Class A common stock upon exercise of public warrants	-	-	614,478	-	4,763	-	-	4,763
Issuance of Class A common Stock upon vesting of restricted share units	-	-	305,671	-	-	-	-	-
Issuance of Class A stock upon exercise of stock options			821,117	-	86	-	367	453
Repurchase of common stock	-	-	(9,785)	-	-	-	(88)	(88)
Stock-based compensation expense	-	-	220,321	-	37,222	-	868	38,090
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(2,670)	-	-	(2,670)
Net loss	-	-	-	-	-	-	(218,257)	(218,257)
Foreign currency translation loss	-	-	-	-	-	(154)	-	(154)
Balance at December 31, 2022	-	$-	131,416,516	$13	$846,205	$(785)	$(700,743)	$144,690

The accompanying notes are an integral part of these consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021
Operating Activities:
Net loss	$(218,257)	$(109,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,238	1,177
Amortization of intangible assets and capitalized software development costs	19,545	15,203
Amortization of deferred costs to obtain revenue contracts	2,786	2,610
Non-cash operating lease expense	6,614	-
Stock-based compensation	38,047	1,010
Non-cash earnout expense	(238)	1,718
Loss contingency	11,700	-
Bad debt expense	142	254
Change in fair value of acquisition contingent consideration	(2,121)	434
Change in fair value of derivative liabilities	3,090	(3,407)
Change in fair value of warrant liabilities	(15,837)	-
Deferred income tax benefit	(3,076)	(6,630)
Paid-in-kind interest, net	10,958	37,345
Other non-cash expenses	260	-
Non-cash interest expense	52,044	21,692
Loss on debt extinguishment, net	45,250	-
Loss on sublease	-	1,817
Gain on PPP loan forgiveness	(7,667)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(3,941)	1,066
Prepaid expenses and other current assets	422	(3,598)
Costs capitalized to obtain revenue contracts, net	(4,129)	(4,199)
Other non-current assets	(395)	-
Accounts payable and accrued expenses	(2,113)	3,953
Deferred revenue	4,780	2,770
Customer deposits	93	1,403
Other current liabilities	(1,938)	291
Deferred rent	-	266
Contingent liabilities from acquisitions, net of current portion	(1,567)	-
Lease liabilities	(8,589)	-
Sublease loss liability, net of current portion	-	(2,480)
Lease incentive liability, net of current portion	-	(528)
Other non-current liabilities	274	208
Net cash used in operating activities	(72,625)	(37,046)

Investing Activities:
Capital expenditures	(11,367)	(5,570)
Cash paid for business acquisitions, net of cash acquired	1,125	(43,626)
Net cash used in investing activities	(10,242)	(49,196)

Financing Activities:
Proceeds from Business Combination	175,000	-
Issuance costs of common stock	(45,242)	-
Proceeds from long-term debt, net of issuance costs	166,014	61,165
Principal payments of long-term debt	(189,105)	-
Proceeds from exercise of public warrants	4,498	-
Proceeds from exercise of stock options	453	516
Repurchase of common stock	(88)	-
Net proceeds from issuance of preferred stock		12,626
Net cash provided by financing activities	111,530	74,307

Effects of exchange rates on cash	(449)	(76)

Net change in cash, cash equivalents, and restricted cash	28,214	(12,011)
Cash, cash equivalents, and restricted cash, beginning of period	33,009	45,020
Cash, cash equivalents, and restricted cash, end of period	$61,223	$33,009

Supplemental Noncash Investing and Financing Activities:
Issuance of Class A common stock upon redemption of preferred stock	$475,781	$-
Issuance of Class A common stock and Class B common stock in connection with Business Combination	$346,797	$-
Acquisition of warrant liabilities	$34,947	$-
Accretion of preferred stock to redemption value	$26,570	$193,058
Issuance of common stock in connection with business acquisitions	$8,590	$32,966

Warrants issued in conjunction with long-term debt issuance	$436	$252
Issuance of Class A common stock upon exercise of public warrants	$265	$-
Fees payable to debt holders settled through increase of debt principal	$100	$-
Fair value of seller notes issued in connection with business combinations	$-	$21,438
Beneficial conversion feature in conjunction with long-term debt issuance, net of taxes	$-	$14,449
PIK interest settled through issuance of additional convertible notes to noteholders	$-	$10,598
Contingent liabilities incurred in connection with business acquisitions	$-	$5,254
Issuance of preferred stock in conjunction with debt modification	$-	$4,363

Supplemental Cash Flow Activities:
Cash paid for interest	$35,157	$4,654
Cash paid for taxes	$55	$233

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents

FISCALNOTE HOLDINGS, INC.

Notes to the Consolidated Financial Statements
(in thousands, except shares, par value, per share amounts, or as otherwise noted)

Note 1. Summary of Business and Significant Accounting Policies

Description of Business

FiscalNote Holdings, Inc. (“FiscalNote,” or the “Company”) is a leading technology provider of global policy and market intelligence. It delivers critical, actionable legal and policy insights in a rapidly evolving political and regulatory and macroeconomic environment. By combining artificial intelligence (AI) technology, other technologies with analytics, workflow tools, and expert peer insights, FiscalNote empowers customers to manage policy, address regulatory developments, and mitigate global risk. FiscalNote ingests unstructured legislative and regulatory data, and employs AI and data science to deliver structured, relevant and actionable information in order to facilitate key operational and strategic decisions by global enterprises, midsized and smaller businesses, government institutions, trade groups, and nonprofits. FiscalNote delivers that intelligence through its suite of public policy and issues management products. The Company is headquartered in Washington, D.C.

On July 29, 2022 (the “Closing Date”), the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of November 7, 2021, and as amended on May 9, 2022, (the “Merger Agreement”), by and among FiscalNote Holdings, Inc., a Delaware corporation (“Old FiscalNote”), Duddell Street Acquisition Corp., a Cayman Islands exempted company (“DSAC”), and Grassroots Merger Sub, Inc., a Delaware Corporation and a wholly owned direct subsidiary of DSAC (“Merger Sub” and, together with DSAC, the “DSAC Parties”). Pursuant to these transactions, Merger Sub merged with and into Old FiscalNote, with Old FiscalNote becoming a wholly owned subsidiary of DSAC (the “Business Combination” and, collectively with the other transactions described in the Business Combination Agreement, the “Transactions”). In connection with the closing of the Transactions (the “Closing”), DSAC domesticated and continued as a Delaware corporation under the name of “FiscalNote Holdings, Inc.” (“New FiscalNote”). Unless the context otherwise requires, references in this these notes to the financial statements for the year ended December 31, 2022 to the “Company,” “FiscalNote,” “we,” “us,” or “our” refer to the business of Old FiscalNote, which became the business of New FiscalNote and its subsidiaries following the Closing.

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

While DSAC was the legal acquirer in the Business Combination, because Old FiscalNote was determined as the accounting acquirer, the historical financial statements of Old FiscalNote became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in the consolidated financial statements reflect (i) the historical operating results of Old FiscalNote prior to the Business

Combination; (ii) the combined results of the Company and Old FiscalNote following the closing of the Business Combination; (iii) the assets and liabilities of Old FiscalNote at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In connection with the Business Combination, the Company has converted the equity structure for the periods prior to the Business Combination to reflect the number of shares of New FiscalNote’s common stock issued to Old FiscalNote’s stockholders in connection with the recapitalization transaction. As such, the shares, corresponding capital amounts and earnings per share, as applicable, related to Old FiscalNote’s, convertible preferred stock, and common stock prior to the Business Combination have been retroactively converted as shares by applying the Exchange Ratio.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due.

The Company received approximately $65.6 million of net cash proceeds from the Transactions. The Company’s cash and cash equivalents were $60.4 million at December 31, 2022, compared with $32.2 million at December 31, 2021. Further, the Company had a negative working capital balance of $37.3 million (excluding cash) at December 31, 2022 and had an accumulated deficit of $700.7 million and $481.4 million as of December 31, 2022 and December 31, 2021, respectively, and has incurred net losses of $218.3 million and $109.4 million for the years ended December 31, 2022 and 2021, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development. The Company's ability to fund its cash interest requirements under the New Senior Term Loan, acquisition strategy, operating expenses, and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond the Company's control.

The Company's future capital requirements also depend on many factors, including sales volume, the timing and extent of spending to support research and development (“R&D”) efforts, investments in information technology systems, the expansion of sales and marketing activities, and execution on our acquisition strategy. Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model. The Company believes our cash on hand at December 31, 2022, proceeds from our expected product sales, and available borrowings under our New Senior Term Loan for certain acquisition activity, will be sufficient to meet our short-term and long-term operating expenses and capital expenditures for at least the next twelve months.

Pursuant to the terms of the New Senior Term Loan, the Company is subject to customary covenant requirements (see Note 9, “Debt” for additional details). The Company expects to be in compliance with its quarterly financial covenants throughout 2023 and 2024, but cannot guarantee that will be the case. In the event of non-compliance with any quarterly financial covenants, should the lenders of the New Senior Term Loan accelerate the maturity of the New Senior Term Loan, the Company would not have sufficient cash on hand or available liquidity to repay the outstanding debt in the event of default.

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

Under the CARES Act, employers were allowed to defer the deposit and payment of the employer’s share of the Social Security Tax that would otherwise be due on or after March 27, 2020, and before January 1, 2021. Starting in April 2020, on a monthly basis, the Company deferred paying the employer’s share of the Social Security Tax for a total amount of $1,326 as of December 31, 2020. In compliance with current guidelines, the Company made payments of $663 relating to the deferred Social Security Tax in both December 2021 and December 2022.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions in the Company’s consolidated financial statements and notes thereto. Significant estimates and assumptions made by management include the determination of:

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

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

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the consolidated statements of operations, included in sales and marketing expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.

No single customer accounted for more than 10% of the Company's accounts receivable balance as of December 31, 2022 and December 31, 2021. Revenue derived from the U.S. Federal Government was 18% and 20% of revenue for the years ended December 31, 2022 and December 31, 2021. As of December 31, 2022 and December 31, 2021, assets located in the United States were approximately 92% percent of total assets.

Two vendors individually accounted for more than 10% of the Company’s accounts payable as of December 31, 2022 and December 31, 2021. During the years ended December 31, 2022 and 2021, one vendor represented more than 10% of the total purchases made.

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

Contract assets represent a conditional right to consideration for satisfied performance obligations that become a receivable when the conditions are satisfied. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collection and are included in other current assets in the accompanying consolidated balance sheets.

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

Advertising revenue is primarily generated by delivering advertising in its publications (Roll Call and CQ) in both print and digital formats. Revenue for print advertising is recognized upon publication of the advertisement. Revenue for digital advertising is recognized over the period of the advertisement or, if the contract contains impression guarantees, based on delivered impressions.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At December 31, 2022, over 90% of the Company’s cash and cash equivalents were held at JPMorgan Chase Bank, N.A.

In 2017, as an incentive for entering into a lease and building out the Company’s head office in Washington, D.C., the District granted to the Company $750 to finance the security deposit of the new office. The Company is required to meet certain covenants, such as maintaining its headquarters in Washington, D.C., and may have to reimburse the District if the covenants are not met. The amount of the grant is reflected as restricted cash, including any interest earned, in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives, which generally are five years for furniture and fixtures, three years for equipment, and the shorter of the useful life or the lease term for leasehold improvements. Software license fees for externally purchased software are capitalized and amortized over the life of the license. Property and equipment are evaluated for impairment in accordance with management’s policy for finite-lived intangible assets and other long-lived assets (see Note 7, Intangible Assets).

Capitalized Software Development Costs

The Company capitalizes costs to develop software for internal use, including website development costs, when it is determined the development efforts will result in new or additional functionality or new products. Costs incurred prior to meeting these criteria and costs associated with implementation activities and ongoing maintenance are expensed as incurred and included in operating expenses in the accompanying consolidated statements of operations and comprehensive loss. Costs capitalized as internal use software are amortized on a straight-line basis over an estimated useful life that the Company has determined to be three years. Amortization of capitalized software development costs is included in the costs of revenues in the accompanying consolidated statements of operations and comprehensive loss. Software development costs are evaluated for impairment in accordance with management’s policy for finite-lived intangible assets and other long-lived assets (see Note 7, Intangible Assets).

Business Combinations

The Company must estimate the fair value of assets acquired and liabilities assumed in a business combination at the acquisition date. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair values of the tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statement of operations and comprehensive loss.

Acquisition-Related Intangibles and Other Long-Lived Assets

The Company recognizes acquisition-related intangible assets, such as customer relationships and developed technology, in connection with business combinations. The Company amortizes the cost of acquisition-related intangible assets that have finite useful lives generally on a straight-line basis. The Company evaluates acquisition-related intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups are measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. This includes assumptions about future prospects for the business that the asset group relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, the Company determines whether the Company needs to take an impairment charge to reduce the value of the asset group stated on the Company’s consolidated balance sheets to reflect its estimated fair value. When the Company considers such assets to be impaired, the amount of impairment the Company recognizes is measured by the amount by which the carrying amount of the asset group exceeds its fair value.

Goodwill Impairment

Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For purposes of assessing potential impairment, the Company estimates the fair value of its reporting units based on the price a market participant would be willing to pay in a potential sale of the reporting unit, and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. The annual goodwill impairment test is performed on October 1st. There were no impairments of long-lived assets and goodwill during the years ended December 31, 2022 and 2021.

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

Lease liabilities, which represent the Company's obligation to make lease payments arising from the lease, and corresponding right-of-use assets, which represent the Company's right to use an underlying asset for the lease term, are recognized at the commencement date of the lease based on the present value of fixed future payments over the lease term. The Company calculates the present value of future payments using a discount rate equal to the Company’s incremental borrowing rate. For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred. The Company did not have any finance leases at both January 1, 2022 (date of adoption) and at December 31, 2022. The Company records costs associated with leases within general and administrative expenses on the consolidated statements of operations and comprehensive loss.

The Company subleases certain leased office spaces to third parties and recognizes sublease income on a straight-line basis over the sublease term as an offset to lease expense as part of the general and administrative expense in the consolidated statements of operations and comprehensive loss.

Warrant Liabilities

The Company evaluates its financial instruments, including its outstanding warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company has outstanding public and private warrants, both of which do not meet the criteria for equity classification and are accounted for as liabilities. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations and comprehensive loss.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the consolidated statements of operations and comprehensive loss in the period that includes the enactment date.

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

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of operations and comprehensive loss. Foreign currency transaction gains and losses are included in other expense, net in the consolidated statements of operations and comprehensive loss for the period and historically have not been material.

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

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance will be effective for the Company’s year beginning January 1, 2023. The Company is currently evaluating the impact on the consolidated financial statements upon adoption.

In August 2020, the FASB issued ASU 2020-06 Debt – Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASC 815-40) guidance modifying the requirements for the accounting for convertible instruments and contracts in an entity’s own equity. The modifications eliminate certain accounting models for convertible debt instruments, eliminate certain requirements for equity classification of embedded derivatives and align earnings per share calculations for convertible instruments. The guidance is effective for the

Company’s year beginning January 1, 2024. The Company is currently evaluating the impact on the consolidated financial statements upon adoption.

The Company has evaluated all other issued and unadopted Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its consolidated statements of operations and comprehensive loss, balance sheets, or cash flows.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases (ASC 842) guidance for the accounting for leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheets for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted ASU 2016-02 on January 1, 2022 using the effective date method. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the Company's reporting for periods prior to January 1, 2022 continues to be in accordance with Leases (ASC 840). The Company elected the package of practical expedients which permits carrying forward historical accounting positions around lease identification, lease classification and initial direct costs for all leases commencing prior to January 1, 2022. The Company also made a policy election to not separate lease and non-lease components for all of its leases and to exclude leases with a term of 12 months or less at the commencement date from the lease asset and lease liability recognition and measurement requirements under ASC 842. Adoption of the standard on January 1, 2022 resulted in the recording of $25,912 of operating lease assets and $42,324 of operating lease liabilities. The difference between the operating lease assets and operating lease liabilities at transition represented previously recognized deferred rent, lease incentives, and sublease loss liabilities. The Company did not adjust the prior period balance sheets. Adoption of the standard did not impact our consolidated statements of operations and comprehensive loss and consolidated statements of cash flows. See Note 5, Leases for required disclosures related to leases.

In December 2019, the FASB issued ASU 2019-12 Simplifying the Accounting for Income Taxes guidance modifying the requirements for the accounting for income taxes. The simplifications include changes in the accounting for (i) intra-period tax allocations, (ii) outside basis differences in business combinations, (iii) interim provisions, (iv) step-up in tax basis goodwill and (v) franchise and other taxes partially based on income, among other changes. The Company adopted ASC 2019-12 on January 1, 2022. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08 Business Combinations (ASC 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers guidance requiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASC 606, at fair value on the acquisition date. Under the new guidance the acquirer will recognize contract assets and contract liabilities at the same amounts recorded by the acquiree. The modifications improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The Company adopted ASC 2021-08 on January 1, 2022. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

Note 2. Business Combination with DSAC

On July 29, 2022, Old FiscalNote and DSAC consummated the transactions contemplated by the Business Combination Agreement. In connection with the Closing, each share of preferred stock of Old FiscalNote was converted into common stock and, immediately thereafter, each share of common stock of Old FiscalNote that was issued and outstanding immediately prior to the effective time of the Business Combination (other than excluded shares as contemplated by the Business Combination Agreement) was canceled and converted into the right to receive approximately 1.187 shares (the “Exchange Ratio”) of New FiscalNote common stock. The shares of New FiscalNote common stock received as consideration by Tim Hwang, Co-Founder and Chief Executive Officer, and Gerald Yao, Co-Founder, Chief Strategy Officer, and Global Head of ESG (together with Mr. Hwang, the “Co-Founders”), are Class B shares, and entitle the Co-Founders or their permitted transferees to 25 votes per share until the earlier of (a) transfer by the holder(s) of New FiscalNote Class B common stock to any other person, except for specified trusts, retirement accounts, corporations or similar entities formed for financial or estate planning purposes and beneficially owned by the holders of New FiscalNote Class B common stock, (b) the death or incapacity of such holder(s) of New FiscalNote Class B common stock, (c) the date specified by an affirmative vote of a majority of the outstanding New FiscalNote Class B common stock, voting as a single class, (d) the date on which the outstanding shares of New FiscalNote Class B common stock represent less than 50% of the shares of New FiscalNote Class B common stock that were outstanding as of the Closing Date, or (e) the seven-year anniversary of the Closing Date.

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

Pursuant to the terms of the Business Combination Agreement, the holders of Old FiscalNote equity instruments outstanding immediately prior to the Closing Date will be entitled to receive their proportionate allocation of additional shares subject to achievement of certain conditions (see Note 11, Earnout Shares and RSUs).

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

Upon the closing of the Transactions and the New Senior Term Loan, the Company received total gross proceeds of $325.0 million, which consisted of $61.0 million from DSAC’s trust, $114.0 million from the backstop agreement with the sponsor of DSAC, and $150.0 million from the New Senior Term Loan. Such gross proceeds were offset by $45.2 million transaction costs, which principally consisted of advisory, legal and other professional fees, and were recorded in Additional Paid-in Capital, net of proceeds from the DSAC trust and $3.5 million of debt issuance costs paid out of the proceeds of the New Senior Term Loan on the Closing Date, of which $2.8 million was capitalized and $0.7 million included in the loss on debt extinguishment. Cumulative debt repayments, inclusive of accrued but unpaid interest, of $210.7 million were paid in conjunction with the close, which consisted of a $75.3 million repayment of the First Out Term Loan, $61.7 million repayment of the Last Out Term Loan, a $50.0 million payment used to retire the non-converting portion of the Senior Secured Subordinated Promissory Note, a $16.3 million repayment of the 8090 FV Subordinated Promissory Note, and $7.4 million repayment of the 2021 Seller Notes.

Note 3. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Years Ended December 31,
	2022	2021
Subscription	$100,522	$74,002
Advisory	4,914	2,726
Advertising	2,703	3,028
Books	736	1,189
Other revenue	4,890	1,967
Total	$113,765	$82,912

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Years Ended December 31,
	2022	2021
North America	$98,951	$74,040
Europe	10,072	7,601
Australia	1,122	784
Asia	3,620	487
Total	$113,765	$82,912

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the years ended December 31, 2022 and 2021, revenue attributed to the United Kingdom represented approximately six percent of total revenues. No other foreign country represented more than five percent of total revenue during the years ended December 31, 2022 and 2021, respectively.

Contract Assets

The Company had contract assets of $1,464 and $1,475, as of December 31, 2022 and December 31, 2021, respectively. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2020	$17,521
Acquired deferred revenue	9,961
Revenue recognized in the current period from amounts in the prior balance	(16,812)
New deferrals, net of amounts recognized in the current period	19,589
Effects of foreign currency	(162)
Balance at December 31, 2021	30,097
Acquired deferred revenue	1,055
Revenue recognized in the current period from amounts in the prior balance	(29,351)
New deferrals, net of amounts recognized in the current period	35,139
Effects of foreign currency	(453)
Balance at December 31, 2022	$36,487

Costs to Obtain

During the years ended December 31, 2022 and 2021, the Company capitalized $4,081 and $4,186 of costs to obtain revenue contracts and amortized $2,786 and $2,610 to sales and marketing expense during the years ended December 31, 2022 and 2021, respectively. There were no impairments of costs to obtain revenue contracts for the years ended December 31, 2022 and 2021, respectively.

Unsatisfied Performance Obligations

At December 31, 2022, the Company had $106,373 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this revenue over the next five years.

Note 4. Business Combinations

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

The acquisition also includes contingent payments in the form of up to $300 in cash, 28,522 shares of the Company’s Class A common stock on a post-exchange basis and 24,833 of restricted stock upon achievement of certain revenue targets. The common stock, restricted stock and cash portions of the contingent payments will be paid within eighteen months upon achievement of certain revenue targets. The contingent payments are payable to certain employees, contingent on them remaining employed through the contingency payout date. The estimated fair value of the contingent payments on the date of acquisition is considered post-combination compensation expense and recognized based on management’s determination of the likelihood of the revenue targets being met. In the event that compensation expense is recognized and the revenue targets are not met, the previously recognized compensation expense is reversed. Post-combination compensation expense of $637 was recognized during the year ended December 31, 2022, $300 of which was accrued as a contingent liability and the remainder recorded as equity-based compensation. In December 2022, the $300 contingent liability was paid.

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

The following table sets forth the components of identified intangible assets acquired and their estimated useful lives as of the date of acquisition:

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

The Company accounted for this acquisition as an asset purchase. In connection with the acquisition, the Company incurred direct transaction costs of approximately $43 which have been classified as costs of acquisition. The costs of acquisition are allocated to the acquired assets and assumed liabilities based on their fair values at the date of acquisition, and any excess is allocated to intangible assets. The costs of acquisition exceeded the fair value of net assets acquired by approximately $1,012. The Company allocated the $1,012 excess to the customer relationship intangible asset. The intangible asset will be amortized over 15 years. As of December 31, 2022, the contingent consideration was determined to be probable and reasonably estimable, the consideration of $52 was attributed to the customer relationship intangible asset with a corresponding liability of $52 recorded as part of Contingent Liabilities from Acquisitions on the consolidated balance sheets and a payment of the liability was made in January 2023.

For federal income tax purposes, the Company will obtain tax basis in the assets acquired equal to the purchase price, as adjusted and allocated, pursuant to IRC guidelines. The resulting intangible asset will be amortized over 15 years. As of December 31, 2022, the contingent consideration was not paid and will be excluded from federal tax asset allocation until paid.

2021 Acquisitions

During the year ended December 31, 2021 the Company acquired (a) The Oxford Analytica International Group Incorporated (“Oxford Analytica”), (b) Fireside 21, LLC (“Fireside”); (c) TimeBase Pty. Ltd. (“Timebase”); (d) Board.org, LLC (“Board.org”); (e) Equilibrium World Pte. Ltd. (“Equilibrium”); (f) Predata, Inc. (“Predata”), (g) Curate Solutions, Inc. (“Curate”), (h) Forge.ai, Inc. (“Forge”), and (i) FrontierView Strategy Group ("FrontierView") (collectively the “2021 Acquisitions”). In connection with the 2021 Acquisitions, the Company incurred $1,418 in transaction costs in 2021. The Company financed these acquisitions through a combination of cash, debt, and equity financing including the issuance of seller notes and convertible notes, and the Company’s common stock. The operations of each acquisition have been included in the Company’s consolidated results of operations since the respective closing dates of each acquisition. The Company measures all assets acquired and liabilities assumed at their acquisition-date fair value. The purchase price allocation for the 2021 Acquisitions had been finalized as of December 31, 2021.

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

	Oxford Analytica	Fireside (a)	Timebase	Board.org (a)	Equilibrium	Predata	Curate	Forge	FrontierView (a)	Total
Cash	$207	$51	$315	$201	$149	$126	$595	$40	$783	$2,467
Accounts receivable	668	389	185	2,862	-	165	179	-	1,535	5,983
Other assets	274	-	85	229	13	258	20	90	289	1,258
Intangible assets	4,600	3,816	1,474	9,122	4,909	5,336	3,720	3,705	5,557	42,239
Accounts payable and accrued expenses	(1,052)	(136)	(220)	(208)	(58)	(245)	(173)	(316)	(1,034)	(3,442)
Deferred revenue	(2,340)	-	(360)	(4,411)	-	(95)	(301)	(281)	(2,173)	(9,961)
Other liabilities	(237)	-	-	(613)	-	(32)	-	-	-	(882)
Deferred tax liability	(441)	-	(475)	-	(835)	-	(609)	-	-	(2,360)
Total net assets acquired	1,679	4,120	1,004	7,182	4,178	5,513	3,431	3,238	4,957	35,302
Goodwill	4,797	13,402	3,315	12,059	5,241	3,118	4,973	8,557	13,150	68,612
Total purchase price	$6,476	$17,522	$4,319	$19,241	$9,419	$8,631	$8,404	$11,795	$18,107	$103,914
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

Contingent Consideration for the 2021 Acquisitions

The contingent consideration consists of the Company’s common stock and restricted stock units and is generally scheduled to be delivered within one to three years upon achievement of certain revenue targets pursuant to the terms of the prevailing purchase agreements. The contingent consideration is payable to all selling shareholders in connection with the Curate and Forge acquisitions, and contains no future service conditions. The amount of fair value attributed to purchase consideration will be adjusted based on changes to the fair value of contingent consideration at each subsequent reporting period with changes being recorded through the consolidated statement of operations and comprehensive loss. The following table summarizes the contingent consideration as of the date of the 2021 Acquisitions, as of December 31, 2021 and as of December 31, 2022:

	Predata	Curate	Forge	Total
Fair value of contingent consideration on the respective acquisition dates	$196	$1,206	$1,700	$3,102
Changes to the fair value of contingent consideration	322	1,348	(1,236)	434
Fair value of contingent consideration as of December 31, 2021	518	2,554	464	3,536
Changes to the fair value of contingent consideration	-	(1,140)	(455)	(1,595)
Earned contingent consideration settled	-	(531)	-	(531)
Unearned contingent consideration reversal	(518)	-	(9)	(527)
Fair value of contingent consideration as of December 31, 2022	$-	$883	$-	$883

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

	Equilibrium (a)	Predata	Forge (b)	FrontierView (c)	Total
Contingent compensation recognized during 2021	$861	$504	$260	$93	$1,718
Contingent compensation settled in 2021	(150)	-	-	-	(150)
Contingent compensation liability as of December 31, 2021	711	504	260	93	1,568
Contingent compensation recognized	(485)	-	170	1,588	1,273
Contingent compensation settled	-	-	(267)	(1,000)	(1,267)
Unearned contingent compensation reversal	(182)	(504)	(163)	(81)	(930)
Contingent compensation liability as of December 31, 2022	$44	$-	$-	$600	$644
(a)
Equilibrium contingent compensation consists of up to $4,000 in cash and 296,750 shares of the Company's common stock.
(b)
Forge contingent compensation consists of an employee retention bonus in the amount of $422 and up to 457,015 shares of the Company's common stock. These shares are subject to clawback based on the earnout provisions. As of June 30, 2022, Forge employees earned cash contingent compensation of $422, of which $267 was paid in the second quarter of 2022 and the remaining $155 was initially scheduled to be paid in the first quarter in 2023 but deemed cancelled and therefore reversed during the third quarter in 2022 due to the departure of the individual employee recipient.
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

The unaudited pro forma financial information for the year ended December 31, 2021 combine the historical results of the Company with the historical results of the 2021 Acquisitions for the period prior to the acquisition dates, and the effects of the pro forma adjustments discussed above. The unaudited pro forma financial information, in aggregate, is as follows:

Year Ended
December 31, 2021
Revenues:
Subscription	$88,323
Advisory, advertising, and other	11,376
Total revenues	99,699
Net loss	$(113,303)

Subscription revenue from the 2021 Acquisitions (excluding the deferred revenue haircut of $2,758) recognized by the Company during the year ended December 31, 2021 totaled $11,522. Advisory, advertising, and other revenue from the 2021 Acquisitions recognized by the Company during the year ended December 31, 2021 totaled $3,623. The 2021 Acquisitions did not have a material impact to the Company's net loss during the year ended December 31, 2021. The 2022 Acquisitions did not have a material impact to the Company's revenue and net loss during the year ended December 31, 2022.

Note 5. Leases

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

The following table details the composition of lease expense for the year presented:

Year Ended
December 31, 2022
Operating lease cost (a)	$9,769
Variable lease cost	518
Short-term lease cost	1,236
Total lease costs	$11,523
Sublease income	$(5,350)
(a)
Excludes operating lease assets impairment charge of $378 related to an unoccupied existing office space lease recorded in the first quarter of 2022.

The following tables present the future minimum lease payments and additional information about the Company's lease obligations as of December 31, 2022:

2023	$9,343
2024	5,256
2025	5,193
2026	5,307
2027	5,295
Thereafter	18,167
Total minimum lease payments	48,561
Less: Amounts representing interest	12,742
Net minimum lease payments	$35,819

December 31, 2022
Weighted average remaining lease term (in years)	7.5
Weighted average discount rate	8.5%

The following table presents supplemental cash flow information for the period presented:

Year Ended
December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$11,805
Supplemental noncash information on lease liabilities arising from obtaining operating lease assets:
Operating lease assets obtained in exchange for lease obligations	$2,074

In March 2022, the Company ceased use of excess office space under one of its existing leases, with the intent to sublease this space. In accordance with ASC 360, the Company evaluated the asset group for impairment, which included the associated operating lease asset for the office space, as the change in circumstances indicated the carrying amount of the asset group may not be recoverable. The Company compared the expected future undiscounted cash flows for the office space to the carrying amount and determined that it was impaired. The Company recognized the excess of the carrying value over the fair value of the asset group, which totaled $378, as an impairment expense as part of general and administrative expenses on the consolidated statements of operations and comprehensive loss. The impairment charge resulted in a reduction of $378 to the operating lease asset.

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
Note 6. Property, Plant and Equipment

The following table details property and equipment as of the dates presented:

	As of December 31,
	2022	2021
Leasehold improvements	$9,525	$9,510
Furniture and fixtures	98	136
Equipment	495	136
Computer equipment	2,177	1,646
Total property and equipment	$12,295	$11,428

Less: accumulated depreciation	(4,970)	(3,919)
Total property and equipment, net	$7,325	$7,509

Long-term assets outside of the United States were less than $1 million at both December 31, 2022 and 2021.

Depreciation expense was $1,238 and $1,177 for the years ended December 31, 2022 and 2021, respectively, and is recorded as part of the general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Note 7. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	December 31, 2022			December 31, 2021			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years) December 31, 2022
Customer relationships	$81,002	$(24,654)	$56,348	$79,474	$(17,830)	$61,644	8.9
Developed technology	35,350	(17,673)	17,677	34,123	(12,638)	21,485	5.8
Databases	29,912	(8,892)	21,020	29,142	(6,785)	22,357	9.8
Tradenames	11,480	(3,216)	8,264	11,159	(2,286)	8,873	10.1
Expert network	2,559	(800)	1,759	2,852	(417)	2,435	4.1
Patents	700	(200)	500	513	(165)	348	17.0
Content library	592	(64)	528	592	(5)	587	8.9
Total	$161,595	$(55,499)	$106,096	$157,855	$(40,126)	$117,729

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $10,451 and $9,359 for the year ended December 31, 2022 and 2021, respectively.

Amortization of developed technology was recorded as part of cost of revenues in the amount of $5,030 and $4,256 for the year ended December 31, 2022 and 2021, respectively.

The expected future amortization expense for intangible assets as of December 31, 2022 is as follows:

2023	$15,733
2024	14,929
2025	11,731
2026	11,470
2027	11,091
Thereafter	41,142
Total	$106,096

Capitalized software development costs

Capitalized software development costs are as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$19,815	$(5,869)	$13,946	$9,270	$(1,790)	$7,480

During the years ended December 31, 2022 and 2021, the Company capitalized interest on capitalized software development costs in the amount of $740 and $286, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues for the years ended December 31, 2022 and 2021 in the amount of $4,064 and $1,588, respectively. The estimated useful life is determined at the time each project is placed in service.

Note 8. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually during the fourth quarter.

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, is as follows:

Balance at December 31, 2020	$120,671
Acquisitions	68,612
Impact of foreign currency fluctuations	(515)
Balance at December 31, 2021	188,768
Acquisition	5,794
Impact of foreign currency fluctuations	(200)
Balance at December 31, 2022	$194,362

Note 9. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	December 31, 2022	December 31, 2021
New Senior Term Loan	$150,647	$-
Convertible notes	12,219	97,917
Aicel Convertible Note	1,174	-
PPP loan	251	8,000
First out term loan	-	56,089
Last out term loan	-	52,603
Senior Secured Subordinated Promissory Note	-	78,154
8090 FV Subordinated Promissory Note	-	10,000
Convertible notes - related parties	-	18,295
2021 seller convertible notes	-	9,405
2021 seller term loans	-	5,524
Total gross debt	164,291	335,987
Debt issuance costs	(2,243)	(4,807)
Total	162,048	331,180
Less: Current portion	(68)	(13,567)
Total	$161,980	$317,613

a)
New Senior Term Loan

Concurrently with the Closing, FiscalNote, Inc., a wholly owned indirect subsidiary of FiscalNote Holdings, Inc., entered into a New Senior Term Loan consisting of a fully funded principal amount of $150.0 million and an uncommitted incremental loan facility totaling $100.0 million available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “New Incremental Term Facility”) (collectively the “New Senior Credit Facility”). The annual interest of the New Senior Term Loan consists of two components: a cash interest component of (a) the greater of (i) Prime Rate plus 5.0% per annum or (ii) 9.0% payable monthly in cash, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. Beginning on August 15, 2025, 50% of the outstanding principal amount of the Senior Term Loan must be repaid in even amounts on a monthly basis over the remaining 24 months, with the final balance due on July 15, 2027. The New Senior Credit Facility will mature on July 29, 2027, the five-year anniversary of the Closing Date.

The Prime Rate was 7.5% at December 31, 2022. For the year ended December 31, 2022, the Company incurred $6,376 and $647 of cash interest and paid-in-kind interest, respectively, on the New Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the New Senior Term Loan as the payment of such interest will occur upon the settlement of the New Senior Term Loan.

The Company may prepay the New Senior Term Loan in whole, subject to a 2.0% prepayment fee if prepaid prior to July 30, 2024, 1.0% prepayment fee if prepaid prior to July 30, 2025, and no prepayment fee if prepaid on or after July 30, 2025. The Company must pay certain of the new lenders deferred debt issuance costs of $1,734 at the earlier of prepayment or July 29, 2023. The Company must also pay to the lenders a final payment of $6,375 at the earlier of prepayment or maturity of the New Senior Term Loan. The Company incurred $2,435 of lender fees that were paid out of the net proceeds of the New Senior Term Loan on the Closing Date. The Company also incurred $342 of fees paid to third parties. Capitalized debt issuance costs on the Closing Date totaled $2,777. The Company amortizes debt discounts over the term of the New Senior Term Loans using the effective interest method. The amortization recorded for the year ended December 31, 2022 was $250, and is included within interest expense in the consolidated statements of operations and comprehensive loss. The remaining unamortized debt discount at December 31, 2022 is $2,527, and is reflected net within debt on the consolidated balance sheets.

The New Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The New Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were two financial covenants in place at December 31, 2022 related to a minimum cash balance requirement of $15,000 at all times as well as an annual recurring revenue requirement. Effective with Amendment No. 1 (as further described and defined in Note 19, “Subsequent Events”), and in addition to the existing minimum cash balance requirement and the annual recurring revenue requirement, the Company is also subject to a limitation on capital expenditures and an adjusted EBITDA requirement (both as defined in the New Senior Term Loan, as amended). Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the New Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

At December 31, 2022 the Company was in compliance with the minimum cash balance requirement. The average annual recurring revenue requirement is determined in accordance with the New Senior Term Loan as the average of the ending annual recurring revenue for each month end within the applicable quarter. At December 31, 2022 the Company’s average annual recurring revenue calculated pursuant to the terms of the New Senior Term Loan was $109.3 million as compared to a minimum average annual recurring revenue requirement of $110.0 million. On March 17, 2023 the New Senor Term Loan lenders waived their rights upon default retroactive to December 31, 2022.

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

The Aicel Convertible Note was recorded at its acquisition fair value of $1,131. The Company incurred total interest expense related to the Aicel Convertible Note of $5 for the year ended December 31, 2022. The Aicel Convertible Note had a carrying balance of $1,174 as of December 31, 2022.

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

Certain embedded contingent redemption rights were reflected as derivative liabilities and were accounted for at fair value with changes in fair value reflected in the consolidated statement of operations and comprehensive loss. The discount to the Convertible Notes created by such embedded derivatives was amortized as additional interest expense over the terms of the Convertible Notes.

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

Concurrent with the Closing, certain convertible noteholders elected to convert their holdings of $120,599, representing principal and accrued PIK interest, into 15,386,379 common shares of Old FiscalNote which were then exchanged for 18,263,755 shares of Class A Common Stock of New FiscalNote based on the Exchange Ratio. The Company recognized additional interest expense of $32,100 related to the derecognition of the unamortized contingent BCF that was recorded on the issuance date and re-evaluated upon redemption of certain of the convertible notes. As certain of the convertible notes were treated as redemptions for accounting purposes as the holder converted pursuant to the variable-share conversion option, the Company recognized an aggregate loss of $2,070 due to early extinguishment of those redeemed convertible notes during the year ended December 31, 2022. Convertible notes representing a net carrying value of $11,197 (consisting of a principal balance of $8,132, $4,087 of PIK Interest, and $1,022 of unamortized debt discount) remain outstanding at December 31, 2022.

The Company incurred total interest expense related to the Convertible Notes, including the amortization of the various discounts, of $39,219 and $19,913 for the years ended December 31, 2022 and 2021, respectively.

d)
PPP loan

On April 13, 2020, the Company received funding in the principal amount of $8,000 under the CARES Act. Interest accrues at 1%. On February 14, 2022, the SBA forgave $7,667 of the PPP Loan with the remaining balance of $333 to be repaid over five years. The Company recognized the forgiveness of the PPP Loan as a gain on debt extinguishment on the consolidated statements of operations and comprehensive loss. As of December 31, 2022, the Company recorded $68 of the remaining PPP Loan as short-term debt and $183 as long-term debt on the consolidated balance sheets.

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

Pursuant to the terms of the New Senior Term Loan and concurrently with the Closing, the Company was required to repay the full outstanding balance of the Old FiscalNote Senior Term Loan of $136,713. In connection with the repayment, the Company incurred a prepayment fee of $1,500, legal costs associated with the repayment of $31 and wrote off loan origination fees of $1,000. This resulted in an aggregate loss of $685 due to early extinguishment of the Old FiscalNote Senior Term Loan during the year ended December 31, 2022.

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

A warrant to purchase 231,076 shares of common stock (the “First Out Lender Warrant”) was issued to the First Out Lender. The First Out Lender Warrant was issued as an additional fee in connection with the Old FiscalNote Refinancing. The Company has classified the First Out Lender Warrant as equity and it has been recorded at its initial fair value, with an offset to deferred financing costs, in the amount of $562. In connection with the Closing, the First Out Lender exercised its First Out Lender Warrant and at December 31, 2022 there are no outstanding First Out Lender Warrants.

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

The New GPO Note was convertible into common shares upon certain specified circumstances (the “Conversion Shares”). First, if a Qualifying IPO occurs prior to the payment in full of the New GPO Note, the Company shall have the right to require conversion of the total outstanding amount then due on the New GPO Note so long as GPO receives at the time of the Qualifying IPO at least $50,000 in cash in exchange for such Conversion Shares or prepayment of an amount of the New GPO Note, in each case representing an amount equal to the equivalent value of selling $50,000 of Conversion Shares in the Qualifying IPO. Second, GPO had the optional right immediately prior to or at any time subsequent to a Nonqualifying IPO to convert the outstanding principal amount of the New GPO Note into Conversion Shares at a certain conversion price. Third, GPO had the optional right, during the 90-day period prior to the maturity date of the New GPO Note, to convert the outstanding amount of the New GPO Note into Conversion Shares at a certain conversion price. Fourth, GPO had the optional right, immediately prior to a liquidation or reorganization event, or a change of control, to convert the outstanding amount of the New GPO Note into Conversion Shares at a certain conversion price. Certain of the Company's directors are affiliated with SPV, GPO, and Urgent. See Note 18, Commitments and Contingencies for additional information about legal proceedings with GPO.

Promissory Note

The embedded conversion option (“ECO”) in the New GPO Note contained both fixed and variable share settlement conditions. The conditions requiring settlement in fixed shares were evaluated as a conversion feature while those settleable in a variable number of shares were evaluated as a redemption feature.

The New GPO Note contained a BCF initially valued at $34,078 ($33,228 net of taxes). This was recorded as a credit to additional paid-in capital and resulted in a debt discount to be amortized as additional interest expense over the term of the New GPO Note.

The redemption feature was required to be bifurcated as an embedded derivative liability. The redemption feature was initially recorded at its fair value of $19,607. This resulted in a debt discount to be amortized as additional interest expense over the term of the New GPO Note. The derivative liability was revalued at each reporting period with changes being recorded as a non-operating gain or loss in the consolidated statements of operations and comprehensive loss.

Pursuant to the terms of the New GPO Note and concurrent with the Closing, the Company repaid $50,000 of cash towards the outstanding balance due to the holder of the New GPO Note. The remaining principal and accrued interest balance of $45,900 was satisfied through the issuance of 6,555,791 common shares in Old FiscalNote which were then converted into 7,781,723 shares of Class A Common Stock of New FiscalNote based on the Exchange Ratio. In connection with the settlement of the New GPO Note, the Company wrote off unamortized debt discount of $29,554 and recognized an aggregate loss of $29,554 due to early extinguishment of the New GPO Note during the year ended December 31, 2022, as a result of the unpaid balance converting into shares pursuant to the variable-share conversion option. The loss on the early extinguishment of the new GPO note was recorded as a non-operating loss in Loss on debt extinguishment, net in the consolidated statements of operations and comprehensive loss.

Series E Preferred Shares

The SPV purchase of outstanding Series E PS from TEG was a transaction between Company shareholders and as such there was no financial statement adjustment required. There was a contingent arrangement fee which did not require an adjustment to the consolidated financial statements until such time as the occurrence was deemed probable and estimable. In accordance with the terms of the Series E PS, the Company received 250,000 shares of Old FiscalNote common stock that was retired in conjunction with the conversion of the Series E PS into Class A common stock of New FiscalNote pursuant to the terms of the Business Combination agreement on the Closing Date of the Transaction.

g)
8090 FV Subordinated Promissory Note

On December 29, 2021 the Company entered into a subordinated promissory note for $10,000 with 8090 FV LLC (the “8090 Note”) that would also allow the Company to increase the subordinated promissory notes by $8,000 on the same terms and conditions. The 8090 Note earned PIK interest of 12.5% beginning on March 1, 2022. The 8090 Note was subject to an exit fee in the same amount of accrued PIK interest. The exit fee together with unpaid principal and PIK interest was collectively "the Payoff Amount". The 8090 Note was to mature on the earlier of (i) a Deemed Liquidation Event or (ii) September 30, 2024. Upon maturity the 8090 FV LLC was to receive the greater of (i) the Payoff Amount or (ii) the mandatory buyback amount which is equal to the sum of (y) 150% of the original principal amount and (z) the amount of interest accrued. The Company incurred transaction expenses of $192 which were recorded as deferred financing costs to be amortized as additional interest expense using the effective interest method over the term of the 8090 FN Note. The Company started accruing for the ongoing interest and exit fee as interest expense each period on March 1, 2022 and recorded monthly interest expense to accrete for the final payment fee of $5,000 beginning on January 1, 2022. The Company recorded the second tranche commitment fee of $186 as an operating expense during the year ended December 31, 2022.

The Company concluded that the mandatory repayment upon an event of default and the mandatory buyback events required bifurcation as embedded derivative liabilities (put rights) and was accounted for as a single combined derivative liability recorded at fair value. The embedded derivative liabilities were initially valued at $2,400 as of December 31, 2021. At December 31, 2021, the Company recorded the derivative liabilities of $2,400 as a debt discount to be amortized as additional interest expense over the expected term using the effective interest method. The liability was marked-to-market each balance sheets period with the change being recorded as a non-operating gain or loss in the consolidated statements of operations and comprehensive loss.

Pursuant to the terms of the New Senior Term Loan and concurrent with the Closing, the Company was required to repay the full outstanding balance of the 8090 Note of $16,256 (including $186 of accrued and unpaid interest on the amount of additional borrowings up to $8,000 the Company was entitled to). In connection with the repayment, the Company recognized an aggregate gain of $3,115 due to early extinguishment of the 8090 Note during the year ended December 31, 2022. The gain on the early extinguishment of the 8090 Note was recorded as a non-operating gain in Loss on debt extinguishment, net in the consolidated statements of operations and comprehensive loss.

The Company recorded interest expense of $8,113 during the year ended December 31, 2022, respectively.

h)
FrontierView Convertible Notes

Concurrent with, and in order to finance the acquisition of FrontierView on November 19, 2021, the Company entered into a $15,000 convertible note with XC FiscalNote-B, LLC and a $3,000 convertible note with Skyone Capital Pty Limited, (collectively the “FrontierView Convertible Notes”). Keith Nilsson, a director of FiscalNote, is managing director of XC FiscalNote-B, LLC and Conrad Yiu, a director of FiscalNote, is director of Skyone Capital Pty Limited, respectively. Both lenders in the transaction are existing members of the board of directors of the Company as well as equity investors in the Company. Accordingly, the Company has presented the FrontierView Convertible Notes as a related party balance on the consolidated balance sheets at December 31, 2021. The FrontierView Convertible Notes were subordinate to the Old FiscalNote Senior Term Loan and the New GPO Note, accrued no interest, did not provide for voluntary prepayment, were to mature at $27,000 in the event the conversion events had not occurred by September 30, 2024, and provided for automatic conversion as defined within the agreement at $27,000. The Company did not incur third party expenses related to the issuance of the FrontierView Convertible Notes.

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

The Company determined that the embedded conversion options were not clearly and closely related to the debt host. As the Company was a private company and its shares were not tradable, the shares would not be readily convertible to cash. Consequently, the embedded conversion options did not meet the net settlement criteria and thus, they did not meet the definition of a derivative. Upon settlement of the FrontierView Convertible Notes, the Company determined there was no contingent beneficial conversion features.

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

Pursuant to the terms of the FrontierView Convertible Note and concurrently with the Closing, in exchange for $27,000 of the amount due upon automatic conversion, the holders of the FrontierView Convertible Note received 2,274,642 common shares in Old FiscalNote which were then converted into 2,700,000 shares of Class A Common Stock of New FiscalNote based on the Exchange Ratio. In connection with the repayment, the Company recognized an aggregate loss of $7,138 due to early extinguishment of the FrontierView Convertible Notes, as a result of the balance converting into shares pursuant to the variable-share conversion option. The loss on the early extinguishment of the FrontierView Convertible Notes was recorded as a non-operating loss in the Loss on debt extinguishment, net in the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2022, the Company recorded $1,567 of interest expense to accrete for the final payment fee of $9,000 at a computed annual effective interest rate of 15.2%, respectively.

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

Pursuant to the terms of the Fireside Promissory Notes and concurrently with the Closing, the Company was required to repay the full outstanding balance of the Fireside Promissory Notes of $7,432 (including $82 of accrued and unpaid interest). In connection with the repayment, the Company recognized an aggregate loss of $1,422 due to early extinguishment of the Fireside Promissory Notes during the year ended December 31, 2022. The loss on the early extinguishment of the Fireside Promissory Notes was recorded as a non-operating loss in Loss on debt extinguishment, net in the consolidated statements of operations and comprehensive loss.

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

The Company incurred total interest expense related to the Fireside Promissory Notes and the Fireside Convertible Notes, of $501 and $570 for the years ended December 31, 2022 and 2021, respectively.

Timebase

On May 7, 2021, the Company issued the Timebase sellers AUD 2,800 (USD equivalent of $2,185 on the date of issuance) of subordinated, convertible promissory notes (the “Timebase Convertible Notes”).

The Timebase Convertible Notes (i) provided for PIK interest of 4%, (ii) provided for maturity on the earlier of July 31, 2024 or an event of default, (iii) provided for automatic conversion upon a conversion event, (iv) provided for no payments until maturity, and (v) were subordinate to the Company’s Senior Term Loan and New GPO Note. Conversion events included closing of a firm commitment public offering or a change in control event. Upon a conversion event, the Timebase Convertible Notes were to convert into the same class and series of shares issued in the conversion event at the midpoint of the price range anticipated in such event. The Company did not incur a material amount of issuance costs with respect to the Timebase Convertible Notes. The Timebase Convertible Notes were recorded at their issuance fair value of $2,078 with a debt discount of $107 to be amortized as additional interest expense over the term.

Pursuant to the terms of the Timebase Convertible Notes and concurrently with the Closing, in exchange for $2,036 of the outstanding principal and accrued interest of the Timebase Convertible Notes, the holders received 173,120 common shares in Old FiscalNote which were then converted into 205,495 shares of Class A Common Stock of New FiscalNote based on the Exchange Ratio. The settlement of the Timebase Convertible Notes was treated as a redemption for accounting purposes, as a result of the balance converting into shares pursuant to the variable-share conversion option; accordingly, the Company recognized an aggregate gain of $162 due to early extinguishment of those redeemed convertible notes during the year ended December 31, 2022. The gain on the early extinguishment of the Timebase Convertible Notes was recorded as a non-operating gain in Loss on debt extinguishment, net in the consolidated statements of operations and comprehensive loss.

The Company incurred total interest expense related to the Timebase Convertible Notes of $65 and $73 for the years ended December 31, 2022 and 2021, respectively.

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

Pursuant to the terms of the Board.org Convertible Notes and concurrently with the Closing, in exchange for $4,348 of the outstanding principal and accrued interest of the Board.org Convertible Notes, the holders received 1,011,749 common shares in Old FiscalNote which were then converted into 1,200,948 shares of Class A Common Stock of New FiscalNote based on the Exchange Ratio. The settlement of the Board.org Convertible Notes was treated as a redemption for accounting purposes, as a result of the balance converting into shares pursuant to the variable-share conversion option; accordingly, the Company recognized an aggregate loss of $7,658 due to early extinguishment of those redeemed convertible notes during the year ended December 31, 2022. The loss on the early extinguishment of the Board.org Convertible Notes was recorded as a non-operating loss in the Loss on debt extinguishment, net in the consolidated statements of operations and comprehensive loss.

The Company incurred total interest expense related to the Board.org Convertible Notes of $26 and $25 for the years ended December 31, 2022 and 2021, respectively.

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of December 31, 2022 and December 31, 2021, respectively.

	December 31, 2022	December 31, 2021
New Senior Term Loan	$165,540	$-
Convertible notes	16,942	198,179
First out term loan	-	56,960
Last out term loan	-	47,358
Senior secured subordinated promissory note	-	73,274
8090 FV Subordinated Promissory Note	-	14,597
Convertible notes - related parties	-	25,510
2021 seller convertible notes	-	23,648
Total	$182,482	$439,526

These fair values are deemed Level 3 liabilities within the fair value measurement framework.

Maturities of debt during the years subsequent to December 31, 2022 are as follows:

2023	$68
2024	68
2025	27,912
2026	37,546
2027	98,697
Total	$164,291

Note 10. Stockholders’ Equity

Authorized Capital Stock

The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of December 31, 2022, the Company had 123,125,595 shares of Class A common stock issued and outstanding.

Prior to the Business Combination, Old FiscalNote had outstanding shares of Series A, Series B, Series C, Series C-1, Series D, Series D-1, Series E, Series F, and Series G convertible preferred stock (collectively, “Old FiscalNote Preferred Stock”). The Preferred Stock was recognized as temporary equity and recorded at its redemption value. Accordingly, for periods prior to the closing of the Transactions, Old FiscalNote recognized changes in its redemption value of its Preferred Stock of $26,570 for both the period from January 1, 2022 to July 29, 2022 and for the year ended December 31, 2022 and $193,058 for the year ended December 31, 2021, respectively.

Upon the Closing of the Business Combination, each share of Old FiscalNote’s Preferred Stock was converted into common stock and, immediately thereafter, each share of common stock that was issued and outstanding immediately prior to the effective time of the Business Combination was cancelled and converted into New FiscalNote Class A common stock with the application of the Exchange Ratio as discussed in Note 2, Business Combination with DSAC.

Additionally, the Company has outstanding warrants to purchase shares of New FiscalNote Class A common stock that became exercisable upon the Closing of the Business Combination. Refer to Note 12, Warrant Liabilities.

Class B Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 9,000,000 shares of Class B common stock, par value $0.0001 per share.

In connection with the Closing of the Business Combination, the Co-Founders, or entities controlled by the Co-Founders, received Class B shares of New FiscalNote common stock as consideration (see further details in Note 2, Business Combination with DSAC).

As of December 31, 2022, 8,290,921 shares of Class B common stock were issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of December 31, 2022, there were no shares of preferred stock issued and outstanding.

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

Note 11. Earnout Shares and RSUs

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

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. Upon Closing, the Company recognized $17,712 of share-based compensation expense for vested Earnout Awards. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares will be accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the consolidated statements of operations and comprehensive loss. The liability was $68 and $116 as of December 31, 2022 and July 29, 2022, respectively, with $48 change in the fair value of earnout liabilities recorded as a non-operating gain or loss in the consolidated statements of operations and comprehensive loss.

The fair value of the total Earnout Awards at the closing of the Transaction on July 29, 2022 was estimated based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a daily basis over the Earnout Period using the most reliable information available. Assumptions used in the valuation for December 31, 2022 and July 29, 2022 are described below:

	December 31, 2022	July 29, 2022
Valuation date share price	$6.33	$8.43
Risk-free interest rate	4.0%	2.7%
Expected volatility	40.0%	40.0%
Expected dividends	0.0%	0.0%
Expected term (years)	4.5	5.0

Risk free interest rate

The risk free interest rate for periods within the expected term of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant.

Expected dividend yield

The Company has never declared or paid any cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Expected term

For Earnout Awards, the expected term is determined to be 4.5 years from the Closing as this is the period over which the Triggering Events may be achieved.

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

As of December 31, 2022, there was $3,942 of unrecognized compensation expense related to the Earnout Awards to be recognized over a weighted-average period of approximately three years. As of December 31, 2022, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

Note 12. Warrant Liabilities

Upon the Closing of the Business Combination, the Company assumed 8,750,000 public warrants and 7,000,000 private placement warrants that were previously issued by Old DSAC. Each public warrant and private placement warrant is exercisable for 1.571428 shares of New FiscalNote Class A common stock (or an aggregate of up to 24,750,000 shares of New FiscalNote Class A common stock).

During the year ended December 31, 2022, 391,036 public warrants were exercised into 614,478 shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of December 31, 2022, the Company had 8,358,964 public warrants and 7,000,000 private placement warrants outstanding with a per share fair value of $1.23. These warrants are accounted for as a liability and have a fair value of $18,892 at December 31, 2022.

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

Old FiscalNote Warrants

In connection with the Closing, certain holders of Old FiscalNote warrant holders exercised their warrants and received 365,002 shares of Old FiscalNote which were then converted into 433,259 shares of Class A common stock of New FiscalNote based on the Exchange Ratio. At December 31, 2022, 118,700 warrants with an exercise price of $8.56, remain outstanding. These warrants are accounted for as a liability with a fair value of $182 at December 31, 2022, and are included as part of the other non-current liabilities within the consolidated balance sheets.

Note 13. Stock-Based Compensation

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

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”). There are 3,267,760 shares of Class A common stock initially reserved for issuance under the ESPP. The number of shares of the Company’s Class A common stock available for issuance under the ESPP automatically increases on the first day of each calendar year, beginning on and including January 1, 2023 and ending on and including January 1, 2027, by the lesser of (i) 1% of the total number of shares of the Company's capital stock (e.g., each and every class of the Company's common stock) outstanding on the immediately preceding December 31, or (ii) 3,267,760 shares of the Company's Class A Common Stock; provided, however, that the Company's Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of the Company's Class A Common Stock. Shares subject to purchase rights granted under the ESPP that terminate without having been exercised in full will again become available for issuance under the ESPP. As of December 31, 2022, no shares have been issued under the ESPP.

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

The following table summarizes activities related to stock options and performance stock units during the period presented:

Stock Options awards	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	8,695,002	$3.07	7.3	$52,941
Granted	2,121,495	6.71
Exercised	(223,323)	1.72
Cancelled and forfeited	(850,643)	4.03
Outstanding at December 31, 2022	9,742,531	$3.80	7.5	$24,659
Vested and exercisable as of December 31, 2022	4,729,547	$2.49	6.5	$18,197
Vested and expected to vest as of December 31, 2022	9,742,531

The following table summarizes the weighted-average assumptions used to estimate the fair value of stock options granted during the period presented:

Years Ended
December 31, 2022
Expected volatility	30.09%
Expected life (years)	5.95
Expected dividend yield	0.00%
Risk-free interest rate	2.84%
Fair value of options	$4.39

At December 31, 2022, there was $6,292 of total unrecognized compensation cost related to outstanding unvested stock option awards including performance stock units that is expected to be recognized over a weighted-average period of approximately three years.

The following table summarizes the Company’s restricted stock unit activity for the period presented:

Restricted Stock Units	Number of shares	Weighted-average Grant Date Fair Value	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	773,063	$6.26	7.5	$6,943
Granted	3,767,746	9.11
Vested	(1,380,892)	8.27
Cancelled and forfeited	(210,186)	8.38
Outstanding at December 31, 2022	2,949,731	$8.81	2.7	$18,672
Expected to vest as of December 31, 2022	2,949,731

At December 31, 2022, there was $22,481 of total unrecognized compensation cost related to outstanding unvested restricted stock units that are expected to be recognized over a weighted-average period of approximately two years.

Prior to 2022, and reflected in the above tables, the Company granted various executives 2,673,751 performance stock options that vest upon the occurrence of a successful public company listing and the Company’s stock price achieving certain price targets and 756,812 performance stock units that vest upon the occurrence of a successful public company listing and time served. The aggregate grant-date fair value of these executive performance stock options and stock units was estimated to be $7,295. As of December 31, 2022, there were 2,531,550 performance stock options outstanding. The Company recognized $4,994 of share-based compensation expense for performance stock options and stock units, for which the related performance condition was met upon consummation of the Business Combination on July 29, 2022.

Note 14. Transaction Costs, net

The Company incurred the following transaction costs related to businesses acquired and the consummation of the Business Combination during the periods presented:

	Years Ended December 31,
	2022	2021
Transaction costs related to acquired businesses	$1,181	$1,418
Non-capitalizable Business Combination costs	2,993	1,128
Change in contingent consideration liabilities	(2,121)	434
Contingent compensation expense	342	1,718
Total transaction costs	$2,395	$4,698

Note 15. Earnings (Loss) Per Share

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

Earnings (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s net loss used in computing basic and diluted earnings per share is adjusted for the deemed dividends resulting from the accretion of Old FiscalNote's preferred shares to redemption value and beneficial conversion features, as applicable. The Old FiscalNote preferred shares were outstanding during the year ended December 31, 2021 and from January 1, 2022 to July 29, 2022, respectively. At the closing of the Business Combination, all of Old FiscalNote’s preferred shares were exchanged for Class A common stock of New FiscalNote. Diluted earnings (loss) per share considers the impact of potentially dilutive securities.

The components of basic and diluted earnings (loss) per shares are as follows:

(in thousands, except per share data)	Years Ended December 31,
Numerator:	2022	2021
Net loss	$(218,257)	$(109,421)
Deemed dividend - change in redemption value of preferred stock of Old FiscalNote	(26,570)	(193,058)
Deemed dividend - in conjunction with convertible debt modification	-	(4,000)
Deemed dividend - preferred stock issuance	-	(453)
Net loss used to compute basic and diluted loss per share	$(244,827)	$(306,932)
Denominator:
Weighted average common stock outstanding, basic and diluted	66,513,704	15,503,829

Net loss per shares, basic	$(3.68)	$(19.80)
Net loss per shares, diluted	$(3.68)	$(19.80)

Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive Earnout Awards	19,195,100	-
Anti-dilutive stock options	4,844,643	7,085,638
Anti-dilutive Convertible Notes	2,004,928	19,983,770
Anti-dilutive contingently issuable shares	1,423,339	601,012
Anti-dilutive restricted stock units	2,949,731	242,014
Anti-dilutive other liability - classified warrants	-	133,542
Anti-dilutive Aicel Convertible Notes	116,886	-
Anti-dilutive convertible preferred stock	-	46,580,241
Anti-dilutive convertible senior debt	-	18,300,271
Anti-dilutive equity-classified warrants	-	309,221
Total anti-dilutive securities excluded from diluted loss per share:	30,534,627	93,235,709

The weighted-average common shares and thus the net loss per share calculations and potentially dilutive security amounts for all periods prior to the Business Combination have been retrospectively adjusted to the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Historically reported weighted average shares outstanding have been multiplied by the Exchange Ratio (see Note 2, Business Combination with DSAC).

Note 16. Benefit from Income Taxes

The (benefit) provision for income taxes consisted of the following as of the dates presented:

	As of December 31,
	2022	2021
Current taxes
Federal (benefit) provision	$7	$(919)
State (benefit) provision	(75)	(474)
Foreign provision	(110)	134
Total current (benefit) provision	(178)	(1,259)
Deferred taxes
Federal benefit	(32,725)	(19,425)
State benefit	(12,632)	(8,227)
Foreign benefit	(2,949)	(1,877)
Valuation allowance	45,230	22,899
Total deferred benefit	(3,076)	(6,630)
Total benefit from income taxes	$(3,254)	$(7,889)

The reconciliation between the U.S. federal statutory income tax rate to the Company’s estimated annual effective tax for the periods presented is as follows:

	Year Ended December 31,
	2022	2021
U.S. Federal provision at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	0.5%	3.3%
Effects of rate other than statutory	(0.2)%	0.0%
AHYDO interest disallowance	(0.5)%	(1.1)%
Warrant revaluation	1.5%	0.0%
Nondeductible expenses from recapitalization	(4.4)%	0.0%
Others	0.1%	(0.2)%
Change in valuation allowance	(16.5)%	(16.3)%
Effective tax rate	1.5%	6.7%

The Company’s effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to state taxes, the impact of a valuation allowance on the Company’s deferred tax assets, disallowed interest expense, non-includible income relating to the forgiveness of the Company’s PPP Loan, non-includible income relating to a fair value adjustment on contingent consideration, non-includible income for debt premium amortization relating to an equity transaction, non-deductible officer's compensation and other nondeductible expenses including from the Q3 recapitalization.

The total tax provision (benefit) for income taxes consisted of the following for the periods presented:

	Year Ended December 31,
	2022	2021
Continuing operations	$(3,254)	$(7,889)
Accumulated deficit (a)	-	803
Additional paid-in capital	-	-
Total income tax benefit	$(3,254)	$(7,086)

(a) The tax provision allocated to accumulated deficit represents the cumulative tax effect of the Company’s adoption of ASC 606 on January 1, 2020, net of the associated impact on the valuation allowance.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows as of the dates presented:

	As of December 31,
	2022	2021
Deferred tax assets
Deferred financing costs	$-	$680
Stock compensation	6,389	395
Section 163(j) interest limitation	27,686	21,391
Disallowed original issue discount interest	1,092	6,741
Deferred rent	104	3,942
Deferred state income tax	-	348
Deferred revenue	6,378	4,186
Reserves and accruals	3,855	611
Sublease loss liability	-	860
Capitalized research and development	5,197	-
Lease liability	9,110	-
Federal net operating loss carryforward	30,966	26,398
State net operating loss carryforward	8,202	8,494
Foreign net operating loss carryforward	4,563	1,755
Other deferred tax assets	782	363
Total deferred tax assets	104,324	76,164

Deferred tax liabilities
Basis difference in fixed assets	(1,772)	(2,024)
Basis difference in intangibles assets and goodwill	(23,584)	(27,880)
Debt discount and derivative liabilities	(273)	(17,655)
Deferred financing costs	(319)	-
Right of use asset	(5,158)	-
Other deferred tax liabilities	(2,418)	(1,180)
Total deferred tax liabilities	(33,524)	(48,739)
Valuation allowance	(71,514)	(30,908)
Net deferred tax liabilities	$(714)	$(3,483)

At December 31, 2022, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $147,458, of which $43,046 is subject to expiration beginning in 2033 to 2037, and state net operating loss carryforwards of $136,317, which begin to expire in 2029. The utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by section 382 of the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. Future changes in stock ownership may result in an ownership change. The Company determined that it underwent an ownership change during 2014 and 2015 as defined by section 382. As a result of the 2014 ownership change, the Company determined that $1,271 of net operating loss carryforward would not be available in future periods. The Company is still in process of analyzing its NOL limitations with respect to 2022. The Company is not aware of any tax law provisions aside from section 382 of the Internal Revenue Code that might limit the availability or utilization of loss or credit amounts. Changes in tax law may also impact our ability to use our net operating loss and tax credit carryforwards.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years.

The Company increased the valuation allowance established on its deferred tax assets by $40,605 and $22,310 for the tax years ended December 31, 2022 and 2021, respectively. The Company also wrote-off certain deferred tax assets and a related valuation allowance of $4,823 to equity in connection with the conversion of convertible notes in exchange for shares upon closing of the Business Combination. After electing to file a consolidated tax return in 2020, the Company considered a portion of FiscalNote’s deferred tax assets realizable after utilizing CQ Roll Call’s deferred tax liabilities as a source of future taxable income. The Company continued to maintain a valuation allowance on its Federal deferred tax assets related to NOL carryforwards and interest expense limitations under 163(j) and on State deferred tax assets associated with states where FiscalNote files separately and CQ Roll Call’s deferred tax liabilities are not able to be utilized. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development (R&D) expenditures and are required to capitalize and amortize the costs under section 174. Accordingly, the Company capitalized $21,586 of R&D expenses as of December 31, 2022. These costs will be amortized for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. For the year ended December 31, 2022, the Company reported an uncertain tax position totaling $639 relating to a state tax filing position. In addition, the Company derecognized $89 deferred tax liabilities relating to historically reported R&D credits as the statute of limitations had expired during the year ended December 31, 2022. The Company has the following activities relating to unrecognized tax benefits for the periods presented:

	Years Ended December 31,
	2022	2021
Beginning balances at December 31, 2021 and 2020	$728	$110
Gross increases - tax positions in prior periods	-	639
Gross decreases - tax positions in prior periods	-	(21)
Gross increases - tax positions in current periods	-	-
Settlements	-	-
Lapses in statutes of limitations	(89)	-
Ending balances at December 31, 2022 and 2021	$639	$728

The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, with the provision for income taxes in the consolidated statements of operations. Included in the balance of unrecognized tax benefits as of December 31, 2022 and December 31, 2021 are $639 and $728, respectively, of tax benefits that, if recognized, would affect the effective tax rate. During the years ended December 31, 2022 and 2021, $72 and $47 of interest and $96 and $64 of penalties were recognized, respectively, relating to uncertain tax benefits. As part of the 2018 CQRC Acquisition, the company recognized an uncertain tax position relating to its research and development (“R&D”) credit carry forwards of $0 and $89 during the year ended December 31, 2022 and 2021, respectively. The Company recognized an uncertain tax position related to a DC state combined filing that did not reach a more likely than not conclusion.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. As of December 31, 2022, the Company is not under examination by income tax authorities in federal, state, or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.

Future sales of foreign subsidiaries are not exempt from capital gains tax in the U.S. The Company considers itself permanently reinvested in its foreign subsidiaries, and accordingly, no deferred income tax liability has been recorded for any potential taxable gain that may be realized on a future disposition or liquidation of any of its foreign subsidiaries. It is not practicable for the Company to quantify any deferred income tax liability that would be attributable to those events.

Net Operating Losses

At December 31, 2022, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $147,458 of which a portion is subject to annual limitation. Based on estimates as of December 31, 2022, the Company expects that approximately $0 of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2023. This estimate may change based on changes to actual results reported on the 2022 U.S. tax return.
Note 17. Fair Value Measurements and Disclosures

Fair value is defined as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Accounting standards utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, which are described below:

•Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets

•Level 2 – Observable inputs other than quoted prices that are either directly or indirectly observable for the asset or liability

•Level 3 – Unobservable inputs that are supported by little or no market activity

These levels are not necessarily an indication of the risk of liquidity associated with the financial assets or liabilities disclosed. In instances where the determination of fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety, as required under ASC 820-10, "Fair Value Measurement." Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments.

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$10,282	$-	$-	$10,282
Private placement warrants	-	8,610	-	8,610
Contingent liabilities from acquisitions	-	-	1,579	1,579
Liability classified warrants (a)	-	-	182	182
(a) Included in other current liabilities on the balance sheet

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent liabilities from acquisitions	$-	$-	$5,104	$5,104
Liability classified warrants	-	-	1,021	1,021
Embedded redemption features on Convertible Notes	-	-	4,228	4,228
Embedded redemption features on Promissory Note	-	-	28,058	28,058
Embedded redemption features on 8090 FV Note	-	-	2,400	2,400

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	Contingent Liabilities from Acquisitions	Liability Classified Warrants	Embedded Redemption Features on Convertible Notes	Embedded Redemption Features on Promissory Note	Embedded Redemption Features on 8090 FV Note
Balance at December 31, 2020	$276	$330	$10,805	$19,607	$-
Derivative liabilities at issuance date	-	-	5,972	-	2,400
Contingent considerations and compensation at acquisition date	4,820	-	-	-	-
Settlement	(426)	-	-	-	-
Change in fair value included in the determination of net loss(a)	434	691	(12,549)	8,451	-
Balance at December 31, 2021	5,104	1,021	4,228	28,058	2,400
Liability classified warrants at issuance date	-	436	-	-	-
Contingent consideration at acquisition date	400	-	-	-	-
Contingent compensation recognized	1,273	-	-	-	-
Change in fair value included in the determination of net loss(a)	(2,121)	(115)	(2,097)	3,923	1,264
Earned contingent consideration settled	(531)	-	-	-	-
Cash contingent compensation earned and subsequently settled	(1,567)	-	-	-	-
Unearned contingent compensation reversal	(979)	-	-	-	-
Extinguishment and/or settlement upon conversion	-	(1,160)	(2,131)	(31,981)	(3,664)
Balance at December 31, 2022	$1,579	$182	$-	$-	$-
(a)
The change in contingent liabilities from acquisitions is recorded as transaction costs on the consolidated statements of operations and comprehensive loss.

Public Warrants

The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The public warrants were initially recognized as a liability in connection with the Business Combination on July 29, 2022 at a fair value of $5,688. As of December 31, 2022, the estimated fair value of the public warrants was $10,282. The non-cash loss of $4,594 resulting from the change in fair value of the public warrants between July 29, 2022 and December 31, 2022 is recorded in change in fair value of warrant liabilities in our consolidated statements of operations and comprehensive loss during the year ended December 31, 2022.

Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on July 29, 2022 at a fair value of $29,259. As of December 31, 2022, the estimated fair value of the private warrants was $8,610 and was determined based on the quoted price of the public warrants. The non-cash gain of $20,650 resulting from the change in fair value of the public warrants between July 29, 2022 and December 31, 2022 is recorded in change in fair value of warrant liabilities in our consolidated statements of operations and comprehensive loss during the year ended

December 31, 2022. The following table presents the assumptions used to determine the fair value of the private placement warrants at July 29,2022:

July 29, 2022
Valuation date share price	$8.43
Risk-free interest rate	2.7%
Expected volatility	40.0%
Expected dividends	0.0%
Expected term (years)	5.00
Fair value (in dollars)	$2.66

Contingent Liabilities from acquisitions

The contingent liabilities from acquisitions are classified as Level 3 in the fair value hierarchy. As of December 31, 2022, the Company estimated the fair value of Curate contingent consideration and compensation using a Monte Carlo simulation. These fair value measurements are based on significant inputs not observable in the market and thus represents Level 3 measurements as defined in ASC 820. Significant changes in the key assumptions and inputs could result in a significant change in the fair value measurement of the contingent consideration.

The following inputs and assumptions were used to value contingent liabilities from acquisitions as of December 31, 2022:

Curate
Risk premium	12.00%
Risk free rate	4.65%
Revenue volatility	25.00%
Expected life (years)	1.2

The Comerica Warrants and Eastward Warrants were recorded in other current liabilities at December 31, 2021 and were classified as Level 3 in the fair value hierarchy. In connection with the Closing, the holders of the Comerica Warrants and the Eastward Warrants exercised their warrants and at December 31, 2022 there are no outstanding Comerica Warrants and Eastward Warrants.

The Last Out Lender Warrants are classified as Level 3 in the fair value hierarchy. The fair value of the Last Out Lender Warrants (see Note 9, Debt) is calculated using the Black-Scholes calculation with the following inputs:

December 31, 2022
Common stock fair value	$6.33
Time to maturity (years)	2.5
Risk-free interest rate	4.30%
Volatility	50.0%
Exercise price	$8.56

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. Excluding the impairment of an operating lease asset related to certain unoccupied office space as disclosed in Note 5, Leases, no other impairment events were identified during the year ended December 31, 2022 and 2021.

Excluding a total of $1,267 earned cash contingent compensation related to FrontierView and Forge being transferred from Level 3 to Level 1 during the year ended December 31, 2022, there were no other transfers of assets or liabilities between levels during the year ended December 31, 2022 and 2021.

Changes to fair value are recognized as income or expense in the consolidated statements of operations and comprehensive loss.

Note 18. Commitments and Contingencies

Legal Proceedings

From time to time the Company is a party to various disputes, claims, lawsuits and other regulatory and legal matters, including both asserted and unasserted legal claims, in the ordinary course of business. The status of each such matter, referred to herein as a loss contingency, is reviewed and assessed in accordance with applicable accounting rules regarding the nature of the matter, the likelihood that a loss will be incurred, and the amounts involved.

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

On January 27, 2023, the Company entered into a term sheet (the “Term Sheet”) with the Disputing Lender pursuant to which the parties agreed to negotiate in good faith to enter into definitive documentation providing for the following: (i) the Disputing Lender shall return 5,881,723 shares of Class A Common Stock held by the Disputing Lender to the Company for cancellation, (ii) the Company shall issue to the Disputing Lender a subordinated convertible promissory note in an initial principal amount of $46,794 (the “New Note”), and (iii) the parties shall enter into a mutual settlement and release of all claims (including, but not limited to, any claims by the Disputing Lender for additional shares or money damages resulting from the entry into the Agreement and Plan of Merger, dated November 7, 2021, as amended on May 9, 2022, (the “Merger Agreement”)), relating to or arising from the conversion of the Original Note.

Pursuant to the Term Sheet, the New Note would have a maturity date five years from the date of issuance (the “Maturity Date”) and bear interest at a rate of 7.50% per annum payable quarterly in arrears, as follows: (i) for the first year following the date of issuance, interest would be payable in kind; and (ii) for any period thereafter, interest would be payable in cash or shares of Class A Common Stock, at the Company’s option, with the value per share determined with reference to the trailing 30-day volume weighted average trading price (“VWAP”) prior to the interest payment date.

The New Note would be subordinate to the Company’s obligations under its existing senior secured indebtedness. Additionally, the New Note would be subject to guarantees by the guarantors of the Company’s existing senior secured indebtedness. At any time prior to the Maturity Date, the Disputing Lender would be entitled to convert all or any portion of the principal amount of the New Note and accrued interest thereon into shares of Class A Common Stock at a conversion price equal to $8.28 per share (the “Conversion Price”). The Conversion Price would be subject to customary anti-dilution adjustments for stock splits and similar transactions and, subject to standard exceptions, weighted average anti-dilution protection for issuances below the then-prevailing Conversion Price.

The principal amount, together with accrued interest thereon, of the New Note would be redeemable by the Company in whole or in part as follows: (i) from the 24th month following issuance through the 48th month following issuance, if the Measurement Price (defined below) equals or exceeds 120% of the Conversion Price and (ii) thereafter at par regardless of the Measurement Price. “Measurement Price” would mean the VWAP of the Class A Common Stock on the NYSE during the 30-consecutive trading day period preceding a given redemption date.

In addition, the New Note would contain restrictive covenants and events of default provisions that are customary for transactions of this type. Additionally, the Disputing Lender would receive customary resale registration rights with respect to the shares of Class A Common Stock issuable upon conversion of the New Note.

The Term Sheet is non-binding and only requires the Company and Disputing Lender to negotiate the definitive documents in good faith and use reasonable best efforts to obtain all requisite third-party approvals required to consummate the transaction. Additionally, if definitive documentation is not mutually agreed within five months from the date of the Term Sheet, either party may elect to cease negotiations and terminate the Term Sheet. As a result, the terms of the New Note as set forth in the Term Sheet may be subject to change in connection with the preparation and execution of the definitive agreements and there is no guarantee that the parties will be able to finalize definitive agreements or that the closing conditions will be satisfied.

At December 31, 2022 the Company determined that as it related to the Term Sheet, it was both probable that a liability had been incurred and the amount of the loss could be reasonably estimated and such amount is material. Accordingly, at December 31, 2022 the Company accrued $11,700 in loss contingency that represents the difference between the estimated fair value of the New Note the Company expects to enter into with the Disputing Lender in exchange for the return and cancellation of 5,881,723 shares. The estimated fair value of the New Note was determined based on a trinomial lattice model. The Company notes that as the terms of the New Note have not been finalized, the final loss may change, and that difference may be material. This is recorded in other non-current liabilities on the balance sheet at December 31, 2022.

Legal fees are recognized as incurred when the legal services are provided, and therefore are not recognized as part of the loss contingency.

Note 19. Subsequent Events

The Company has evaluated subsequent events through March 28, 2023, the date that these financial statements were available to be issued.

Dragonfly Eye Limited Acquisition

On January 27, 2023 (the "Closing Date"), the Company entered into a Sale and Purchase Agreement for all of the issued and outstanding share capital of Dragonfly Eye Limited ("Dragonfly"), a company incorporated in England.

The aggregate purchase price consisted of (i) $5.6 million in cash, (ii) 1,885,149 shares of the Company’s Class A Common Stock, and (iii) $11.1 million in aggregate principal amount of subordinated convertible promissory notes (“Convertible Notes”). The purchase price is subject to customary adjustments based on working capital and the amount of Dragonfly’s transaction expenses and net indebtedness that remain unpaid as of the Closing Date, and indemnification obligations for certain claims made following the Closing Date.

Additionally, the sellers are eligible to receive an additional payment from the Company of up to £3.5 million pounds sterling (the “Earnout”) based on the achievement of certain U.S. GAAP revenue targets for 2023 by Dragonfly. In the event any part of the Earnout becomes payable, the Company may satisfy its payment obligations to the sellers with cash or common stock, pursuant to the Sale and Purchase Agreement.

STL Amendment

On March 17, 2023, the Company, entered into Amendment No. 1 ( “Amendment No. 1”) to its New Senior Term Loan dated July 29, 2022. Among other things, Amendment No. 1 provides for the extension of an incremental term loan by one of the lenders to the borrowers under the facility in the principal amount of $6.0 million, to be made on or around March 31, 2023, on the same terms as the existing term loans (the “Incremental Facility”). In connection with the funding of the Incremental Facility, the Company agreed to issue such lender thereof a warrant, expiring July 15, 2027, to purchase up to 80,000 shares of Class A Common Stock at an exercise price of $0.01 per share, in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Management's Report on Internal Controls over Financial Reporting

Due to the timing of the closing of the Merger, and pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations, this Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting.

Because we qualify as an emerging growth company under the JOBS Act, this Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Material Weaknesses

In connection with the audits and reviews of our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting. We did not design and maintain formal accounting policies, processes, and controls for, (a) analyzing, accounting for and disclosing certain complex transactions, (b) accounting for income tax provision, (c) valuation of financial instruments, (d) preparation and disclosure of earnings per share, (e) accounting for loss contingencies and (f) controls over administrative access to our accounting and finance systems and system change management.

Remediation

We initiated and implemented several remediation measures including, but not limited to hiring additional accounting leadership and staff with requisite background and knowledge, engaging third parties to assist us in complying with the accounting and financial reporting requirements related to significant and complex transactions, and assist us with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission. We believe the measures described above should remediate the material weaknesses identified and strengthen our internal control over financial reporting. The remediation initiatives outlined above are estimated to take place over the next 12 months. While we continue the challenging and costly process to implement our plan to remediate the material weaknesses, we cannot predict the success of such plan or the outcome of our assessment of this plan until the remediation initiatives have been completed and have been operating effectively for a sufficient period of time. We can give no assurance that these measures will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations for the period ended December 31, 2023.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses identified and material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information to be included under the captions “Director Nominee Biographies & Qualifications,” “Codes of Business Conduct and Ethics,” and “Audit Committee,” in the Company’s definitive proxy statement for the 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 11. Executive Compensation.

The information to be included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in the Company’s definitive proxy statement for the 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” in the Company’s definitive proxy statement for the 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2022, there were up to 20,285,600 shares of Class A Common Stock initially authorized for issuance under our 2022 Long-Term Incentive Plan (the “2022 Plan”) and 3,267,750 shares of Class A Common Stock initially authorized for issuance under our Employee Stock Purchase Plan (the “ESPP”), each of which our stockholders approved on July 27, 2022 in connection with the Business Combination and became effective immediately upon the Closing.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information to be included under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” in the Company’s definitive proxy statement for the 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 14. Principal Accounting Fees and Services.

The information to be included under the caption “Independent Registered Public Accounting Firm Fee Information,” if applicable, in the Company’s definitive proxy statement for the 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Part IV

Item 15. Exhibits, Financial Statement Information.

List of documents filed as part of this Report.

Consolidated Financial Statements

The Consolidated Financial Statements for FiscalNote Holdings, Inc. and related notes and the Report of RSM U.S. LLP (PCAOB No. 49) dated March 28, 2023, are included herein in Part II, Item 8.

Financial Statement Schedules

All schedules have been omitted because the information required to be set forth herein is not applicable or is shown in the financial statements or notes thereto.

Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

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

Annex A-2 to the Proxy Statement/Prospectus filed on July 5, 2022 (File No.333-261483).
3.1	Certificate of Incorporation of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
3.2	Bylaws of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.2 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
4.1	Description of Securities.	Filed with this report.
4.2	Warrant Agreement, dated as of October 28, 2020, by and among Duddell Street Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	Exhibit 4.1 of DSAC’s Current Report on Form 8-K filed with the SEC on November 2, 2020 (File No. 333-249207) .
4.3

Form of Restricted Stock Agreement, dated as of March 25, 2022, pursuant to the Membership Interest Purchase Agreement, dated as of November 19, 2021, by and among FiscalNote, Inc., the unitholders listed on Appendix 1 thereto and Legacy FiscalNote.

Exhibit 4.6 of DSAC’s Form S-4/A filed with the SEC on June 27,2022 (File No. 333-261483).
10.1

Amended and Restated Registration Rights Agreement, dated as of July 29, 2022, by and among FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.), Duddell Street Holdings Limited and the other Holders signatory thereto.

Exhibit 10.5 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.2	Form of Indemnification Agreement.	Exhibit 10.6 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
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

Exhibit 10.8 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.5	FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan.	Exhibit 10.9 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.6	FiscalNote Holdings, Inc. 2022 Employee Stock Purchase Plan.	Exhibit 10.10 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.7+	Employment Agreement between FiscalNote Holdings, Inc. and Timothy Hwang	Exhibit 10.18 to DSAC’s Registration Statement on Form S-4/A filed on July 1, 2022 (File No. 333-261483).
10.8+	Employment Agreement between FiscalNote Holdings, Inc. and Josh Resnick	Exhibit 10.19 to DSAC’s Registration Statement on Form S-4/A filed on July 1, 2022 (File No. 333-261483).

10.9+	Employment Agreement between FiscalNote Holdings, Inc. and Jon Slabaugh	Filed with this report.
10.10+	Form of FiscalNote Holdings, Inc. Restricted Stock Unit Award under the FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan.	Exhibit 10.12 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.11+	Form of FiscalNote Holdings, Inc. Performance Based Restricted Stock Unit Award Agreement under the FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan.	Exhibit 10.11 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.12+	Form of FiscalNote Holdings, Inc. Stock Option Award under the FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan.	Exhibit 10.13 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.13	Sponsor Agreement, dated as of November 7, 2021, by and among Duddell Street Holdings Limited, FiscalNote Holdings, Inc., Duddell Street Acquisition Corp. and certain of its shareholders.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2021 (File No. 333-249207).
10.14+	FiscalNote Holdings, Inc. Severance Plan, effective as of February 15, 2021, as amended.	Exhibit 10.13 to DSAC’s Registration Statement on Form S-4/A filed on July 1, 2022 (File No. 333-261483).
10.15+	FiscalNote Holdings, Inc. Change in Control Severance Plan, effective as of October 5, 2021.	Exhibit 10.14 to DSAC’s Registration Statement on Form S-4/A filed on July 1, 2022 (File No. 333-261483).
10.16+	Amendment No. 1 to FiscalNote Holdings, Inc. Change in Control Severance Plan, effective as of March 22, 2022.	Exhibit 10.15 to DSAC’s Registration Statement on Form S-4/A filed on July 1, 2022 (File No. 333-261483).
21.1	List of Subsidiaries of the Registrant	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32	Section 1350 Certifications.	Furnished with this report.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Submitted electronically with this report.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Submitted electronically with this report.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Submitted electronically with this report.

+ Indicates a management contract of compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISCALNOTE HOLDINGS, INC.

Date: March 28, 2023	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy Hwang	Chairman, Chief Executive Officer and Director	March 28, 2023
Timothy Hwang	(Principal Executive Officer)

/s/ Jon Slabaugh	Chief Financial Officer and Chief Investment Officer	March 28, 2023
Jon Slabaugh	(Principal Financial Officer and Accounting Officer)

/s/ Gerald Yao	Chief Strategy Officer, Global Head of ESG and Director	March 28, 2023
Gerald Yao

/s/ Michael J. Callahan	Director	March 28, 2023
Michael J. Callahan

/s/ Key Compton	Director	March 28, 2023
Key Compton

/s/ Manoj Jain	Director	March 28, 2023
Manoj Jain

/s/ Stanley McChrystal	Director	March 28, 2023
Stanley McChrystal

/s/ Keith Nilsson	Director	March 28, 2023
Keith Nilsson

/s/ Anna Sedgley	Director	March 28, 2023
Anna Sedgley

/s/ Brandon Sweeney	Director	March 28, 2023
Brandon Sweeney

/s/ Conrad Yiu	Director	March 28, 2023
Conrad Yiu