Form 10-Q
period 2023-03-31
FiscalNote Holdings, Inc.
filed 2023-05-15
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 125,653,540 shares of Class A common stock, $0.0001 par value per share, outstanding, and 8,290,921 shares of Class B common Stock, $0.0001 par value per share, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors,” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity; our prospects, growth, strategies and the markets in which FiscalNote operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting FiscalNote. Factors that may impact such forward-looking statements include:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares, and par value)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$46,665	$60,388
Restricted cash	839	835
Accounts receivable, net	17,280	14,909
Costs capitalized to obtain revenue contracts, net	2,917	2,794
Prepaid expenses	5,233	4,315
Other current assets	3,137	2,764
Total current assets	76,071	86,005

Property and equipment, net	7,008	7,325
Capitalized software costs, net	14,603	13,946
Noncurrent costs capitalized to obtain revenue contracts, net	4,139	3,976
Operating lease assets	19,129	21,005
Goodwill	208,056	194,362
Customer relationships, net	61,750	56,348
Database, net	20,455	21,020
Other intangible assets, net	29,358	28,728
Other non-current assets	430	442
Total assets	$440,999	$433,157

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$68	$68
Accounts payable and accrued expenses	13,787	13,739
Deferred revenue, current portion	48,444	35,569
Customer deposits	1,823	3,252
Contingent liabilities from acquisitions, current portion	1,080	696
Operating lease liabilities, current portion	3,376	6,709
Other current liabilities	2,072	2,079
Total current liabilities	70,650	62,112

Long-term debt, net of current maturities	176,678	161,980
Deferred tax liabilities	2,957	714
Deferred revenue, net of current portion	1,406	918
Contingent liabilities from acquisitions, net of current portion	1,710	883
Operating lease liabilities, net of current portion	28,347	29,110
Warrant liabilities	4,915	18,892
Other non-current liabilities	13,902	13,858
Total liabilities	300,565	288,467
Commitment and contingencies (Note 17)
Stockholders' equity:
Class A Common stock ($0.0001 par value, 1,700,000,000 authorized, 125,576,069 and 123,125,595 issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	12	12
Class B Common stock ($0.0001 par value, 9,000,000 authorized, and 8,290,921 issued and outstanding at March 31, 2023 and December 31, 2022)	1	1
Additional paid-in capital	861,793	846,205
Accumulated other comprehensive loss	(1,144)	(785)
Accumulated deficit	(720,228)	(700,743)
Total stockholders' equity	140,434	144,690
Total liabilities and stockholders' equity	$440,999	$433,157

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Subscription	$28,467	$22,779
Advisory, advertising, and other	3,062	3,292
Total revenues	31,529	26,071
Operating expenses: (1)
Cost of revenues	8,937	7,170
Research and development	5,120	6,018
Sales and marketing	12,298	9,497
Editorial	4,265	3,676
General and administrative	18,221	10,557
Amortization of intangible assets	2,814	2,608
Impairment of goodwill	5,837	-
Transaction costs (gains), net	1,408	(1,045)
Total operating expenses	58,900	38,481
Operating loss	(27,371)	(12,410)

Interest expense, net	6,681	22,523
Change in fair value of financial instruments	(14,680)	1,338
Gain on PPP loan upon extinguishment	-	(7,667)
Other (income) expense, net	(129)	121
Net loss before income taxes	(19,243)	(28,725)
Provision (benefit) from income taxes	30	(374)
Net loss	(19,273)	(28,351)
Other comprehensive (loss) gain	(359)	85
Total comprehensive loss	$(19,632)	$(28,266)

Net loss	$(19,273)	$(28,351)
Deemed contribution	-	8,395
Net loss used to compute loss per share	$(19,273)	$(19,956)

Earnings per share attributable to common shareholders:
Basic and Diluted	$(0.14)	$(1.06)
Weighted average shares used in computing earnings per shares attributable to common shareholders:
Basic and Diluted	133,082,639	18,757,067

(1) Amounts include stock-based compensation expenses, as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$58	$10
Research and development	390	54
Sales and marketing	360	47
Editorial	66	23
General and administrative	5,632	126

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Temporary Equity		Equity (Deficit)
	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	41,746,262	$449,211	15,456,165	$-	$-	$(631)	$(481,414)	$(482,045)
Retroactive conversion of shares due to Business Combination	7,806,546		2,890,301	-	-	-	-	-
Balance at December 31, 2021, as converted	49,552,808	$449,211	18,346,466	$-	$-	$(631)	$(481,414)	$(482,045)
Accretion of preferred stock to redemption value	-	(8,390)	-	-	-	-	8,395	8,395
Exercise of stock options	-	-	54,765	-	-	-	215	215
Stock-based compensation expense	-	-	-	-	-	-	260	260
Net loss	-	-	-	-	-	-	(28,351)	(28,351)
Foreign currency translation gain	-	-	-	-	-	85	-	85
Balance at March 31, 2022	49,552,808	$440,821	18,401,231	$-	$-	$(546)	$(500,895)	$(501,441)

Balance at December 31, 2022	-	-	131,416,516	13	846,205	(785)	(700,743)	144,690
Adoption of new accounting standard	-	-	-	-	-	-	(212)	(212)
Issuance of Class A common stock in connection with business acquisitions	-	-	1,885,149	-	9,539	-	-	9,539
Issuance of Class A common Stock upon vesting of restricted share units	-	-	287,157	-	-	-	-	-
Issuance of Class A common stock upon exercise of stock options	-	-	194,775	-	264	-	-	264
Issuance of Class A common stock upon settlement of contingent consideration	-	-	83,393	-	196	-	-	196
Stock-based compensation expense	-	-	-	-	6,506	-	-	6,506
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(917)	-	-	(917)
Net loss	-	-	-	-	-	-	(19,273)	(19,273)
Foreign currency translation loss	-	-	-	-	-	(359)	-	(359)
Balance at March 31, 2023	-	$-	133,866,990	$13	$861,793	$(1,144)	$(720,228)	$140,434

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net loss	$(19,273)	$(28,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	336	286
Amortization of intangible assets and capitalized software development costs	5,411	4,431
Amortization of deferred costs to obtain revenue contracts	832	554
Impairment of goodwill	5,837	-
Non-cash operating lease expense	1,832	1,596
Stock-based compensation	6,506	260
Operating lease asset impairment	-	378
Other non-cash expenses	190	46
Bad debt expense (recovery)	156	(35)
Change in fair value of acquisition contingent consideration	(156)	(1,366)
Change in fair value of financial instruments	(14,680)	1,338
Deferred income tax benefit	(218)	(386)
Paid-in-kind interest, net	970	13,430
Non-cash interest expense	1,074	7,394
Gain on PPP Loan forgiveness	-	(7,667)
Changes in operating assets and liabilities:
Accounts receivable, net	(696)	(3,627)
Prepaid expenses and other current assets	619	(3,449)
Costs capitalized to obtain revenue contracts, net	(1,126)	(1,142)
Other non-current assets	27	-
Accounts payable and accrued expenses	(3,225)	(1,662)
Deferred revenue	10,002	11,472
Customer deposits	(1,923)	(1,846)
Other current liabilities	(1,222)	(336)
Contingent liabilities from acquisitions, net of current portion	(39)	-
Operating lease liabilities	(4,052)	(1,984)
Other non-current liabilities	(8)	463
Net cash used in operating activities	(12,826)	(10,203)

Investing Activities:
Capital expenditures	(1,869)	(2,128)
Cash paid for business acquisitions, net of cash acquired	(5,010)	-
Net cash used in investing activities	(6,879)	(2,128)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	6,000	19,478
Principal payments of long-term debt	(27)	-
Proceeds from exercise of stock options	264	215
Net cash provided by financing activities	6,237	19,693

Effects of exchange rates on cash	(251)	153

Net change in cash, cash equivalents, and restricted cash	(13,719)	7,515
Cash, cash equivalents, and restricted cash, beginning of period	61,223	33,009
Cash, cash equivalents, and restricted cash, end of period	$47,504	$40,524

Supplemental Noncash Investing and Financing Activities:
Accretion of redemption value of preferred stock	$-	$(8,390)
Warrants issued in conjunction with long-term debt issuance	$178	$436
Fees payable to debt holders settled through increase of debt principal	$-	$100
PIK interest settled through issuance of additional convertible notes to noteholders	$-	$4,134
Property and equipment purchases included in accounts payable	$121	$41

Supplemental Cash Flow Activities:
Cash paid for interest	$4,740	$1,341
Cash paid for taxes	$112	$57

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

In connection with the Business Combination, the Company has converted the equity structure for the periods prior to the Business Combination to reflect the number of shares of New FiscalNote’s common stock issued to Old FiscalNote’s stockholders in connection with the recapitalization transaction based on an exchange ratio of 1.187 (the "Exchange Ratio"), determined pursuant to the terms of the Business Combination. As such, the shares, corresponding capital amounts and earnings per share, as applicable, related to Old FiscalNote’s, convertible preferred stock, and common stock prior to the Business Combination have been retroactively converted as shares by applying the Exchange Ratio.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet as of March 31, 2023, and its results of operations, including its comprehensive loss, temporary equity, stockholders' equity (deficit), and cash flows for the three months ended March 31, 2023 and 2022. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company received approximately $65.6 million of net cash proceeds from the Transactions. The Company’s cash, cash equivalents, and restricted cash were $47.5 million at March 31, 2023, compared with $61.2 million at December 31, 2022. Further, the Company had a negative working capital balance of $42.1 million (excluding cash) at March 31, 2023 and had an accumulated deficit of $720.2 million and $700.7 million as of March 31, 2023 and December 31, 2022, respectively, and has incurred net losses of $19.3 million and $28.4 million for the three months ended March 31, 2023 and 2022, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development. The Company's ability to fund its cash interest requirements under its $156.0 million new senior term loan facility (the "New Senior Term Loan"), acquisition strategy, operating expenses, and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond the Company's control.

The Company's future capital requirements also depend on many factors, including sales volume, the timing and extent of spending to support research and development (“R&D”) efforts, investments in information technology systems, the expansion of sales and marketing activities, and execution on our acquisition strategy. Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model. The Company believes with the cash on hand at March 31, 2023, proceeds from our expected product sales, and available borrowings under our New Senior Term Loan and for certain acquisition activity, will be sufficient to meet our short-term and long-term operating expenses and capital expenditures for at least the next twelve months.

Pursuant to the terms of the New Senior Term Loan, the Company is subject to customary covenant requirements (see Note 8, “Debt” for additional details). The Company expects to be in compliance with its quarterly financial covenants throughout 2023 and 2024, but cannot guarantee that will be the case. In the event of non-compliance with any quarterly financial covenants, should the lenders of the New Senior Term Loan accelerate the maturity of the New Senior Term Loan, the Company would not have sufficient cash on hand or available liquidity to repay the outstanding debt in the event of default.

On April 13, 2020, the Company received funding in the principal amount of $8,000 under the Paycheck Protection Program (the “PPP”) provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (the “PPP Loan”). On February 24, 2022, the U.S. Small Business Administration forgave $7,667 of the PPP Loan with the remaining balance of $333 to be repaid over five years. The Company recognized the forgiveness of the PPP Loan as a gain on debt extinguishment during the first quarter of 2022.

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

Fair value of financial instruments

The Company has elected the fair value option on the subordinated convertible promissory notes issued as part of the Dragonfly acquisition. The Company records changes in fair value through the condensed consolidated statement of operations where the portion of the change that results from a change in the instrument-specific credit risk is recorded separately in accumulated other comprehensive income, if applicable. Additionally, under the fair value option, all issuance costs are expensed in the period that the debt is incurred.

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. The Company’s cash and cash equivalents at times exceed amounts guaranteed by the Federal Deposit Insurance Corporation. The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At March 31, 2023, over 90% of the Company’s cash and cash equivalents were held at JPMorgan Chase Bank, N.A.

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days billings are past due, collection history of each customer, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in sales and marketing expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of March 31, 2023, allowance for credit losses of $867 was included in the accounts receivable, net balance.

One customer accounted for more than 10% of the Company's accounts receivable balance as of March 31, 2023 and no single customer accounted for more than 10% of the Company's accounts receivable balance as of December 31, 2022. Revenue derived from the U.S. Federal Government was 17% and 19% of revenue for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, assets located in the United States were approximately 86% and 92% percent of total assets, respectively.

Two vendors individually accounted for more than 10% of the Company’s accounts payable as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023 and 2022, one vendor represented more than 10% of the total purchases made.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate now reflects an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The Company adopted ASC 2016-13 on January 1, 2023 using the modified retrospective transition method. Upon adoption, the Company recorded a $212 cumulative-effect adjustment to accumulated deficit on the condensed consolidated balance sheets, our allowance for doubtful accounts receivable changed from $468 at December 31, 2022 to $680 at January 1, 2023.

In August 2020, the FASB issued ASU 2020-06 Debt – Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASC 815-40) ("ASU 2020-06") guidance modifying the requirements for the accounting for convertible instruments and contracts in an entity’s own equity. The modifications eliminate certain accounting models for convertible debt instruments, eliminate certain requirements for equity classification of embedded derivatives and align earnings per share calculations for convertible instruments. The Company adopted ASC 2020-06 on January 1, 2023 using the modified retrospective approach. The adoption of ASC 2020-06 did not have a material impact on the Company's condensed consolidated financial statements.

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

Pursuant to the terms of the Business Combination Agreement, the holders of Old FiscalNote equity instruments outstanding immediately prior to the Closing Date will be entitled to receive their proportionate allocation of additional shares subject to achievement of certain conditions (see Note 10, "Earnout Shares and RSUs").

In connection with the Closing, FiscalNote also entered into the New Senior Term Loan with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC (together the “New Senior Lenders”). The New Senior Term Loan was consummated simultaneously with the Closing.

The Company accounted for the Business Combination as a reverse recapitalization whereby Old FiscalNote was determined as the accounting acquirer and DSAC as the accounting acquiree. Accordingly, the Business Combination was treated as the equivalent of Old FiscalNote issuing stock for the net assets of DSAC, accompanied by a recapitalization. The net assets of DSAC are stated at historical cost, with no goodwill or other intangible assets recorded. Refer to Note 1, "Summary of Business and Significant Accounting Policies", for further details.

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

3. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Three Months Ended March 31,
	2023	2022
Subscription	$28,467	$22,779
Advisory	1,113	1,762
Advertising	418	618
Books	584	331
Other revenue	947	581
Total	$31,529	$26,071

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
North America	$26,152	$23,199
Europe	4,100	2,499
Australia	289	258
Asia	988	115
Total	$31,529	$26,071

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the three months ended March 31, 2023 and 2022, revenue attributed to the United Kingdom represented approximately ten percent and seven percent of total revenues, respectively. No other foreign country represented more than five percent of total revenue during the three months ended March 31, 2023 and 2022.

Contract Assets

The Company had contract assets of $1,727 and $1,464, as of March 31, 2023 and December 31, 2022, respectively. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the condensed consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2021	$30,097
Revenue recognized in the current period from amounts in the prior balance	(14,940)
New deferrals, net of amounts recognized in the current period	26,510
Effects of foreign currency	(65)
Balance at March 31, 2022	$41,602

Balance at December 31, 2022	$36,487
Acquired deferred revenue	4,013
Revenue recognized in the current period from amounts in the prior balance	(16,610)
New deferrals, net of amounts recognized in the current period	25,928
Effects of foreign currency	32
Balance at March 31, 2023	$49,850

Costs to Obtain

During the three months ended March 31, 2023 and 2022, the Company capitalized $1,114 and $1,141 of costs to obtain revenue contracts and amortized $832 and $554 to sales and marketing expense, respectively. There were no impairments of costs to obtain revenue contracts for the three months ended March 31, 2023 and 2022.

Unsatisfied Performance Obligations

At March 31, 2023, the Company had $111,217 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this over the next five years.

4. Business Combinations

2023 Acquisitions

Dragonfly Acquisition

On January 27, 2023, the Company entered into a Sale and Purchase Agreement for all of the issued and outstanding share capital of Dragonfly Eye Limited ("Dragonfly"), a UK- based SaaS-based geopolitical and security intelligence provider of actionable data and analysis delivered through Dragonfly's SaaS-based, proprietary Security Intelligence and Analysis Service subscription platform and API.

The aggregate purchase price consisted of (i) $5.6 million in cash (£4.5 million pounds sterling), (ii) 1,885,149 shares of the Company’s Class A Common Stock, and (iii) $11.1 million (£8.9 million pounds sterling) in aggregate principal amount of subordinated convertible promissory notes (“Seller Convertible Notes”). The purchase price is subject to customary adjustments based on working capital and the amount of Dragonfly’s transaction expenses and net indebtedness that remain unpaid as of the closing date, and indemnification obligations for certain claims made following the Closing Date. The Company incurred expenses of $1,138 in connection with the transaction during the three months ended March 31, 2023 (inclusive of $446 of amounts paid on January 27, 2023 that were recognized as expense during the three months ended March 31, 2023).

The acquisition date fair value of the consideration transferred for Dragonfly consisted of the following:

Cash	$5,617
Fair value of Class A common stock	9,539
Fair value of Seller Convertible Notes	8,635
Fair value of contingent consideration	1,445
Total	$25,236

The Class A common stock issued as consideration as part of the acquisition of Dragonfly represents non-cash activity on the condensed consolidated statement of stockholders equity and condensed consolidated statement of cash flows.

Additionally, the sellers are eligible to receive an additional payment from the Company of up to approximately $4.3 million, £3.5 million pounds sterling, (the “Earnout”) based on the achievement of certain U.S. GAAP revenue targets for 2023 by Dragonfly. In the event any part of the Earnout becomes payable, the Company may satisfy its payment obligations to the sellers with cash or common stock, pursuant to the Sale and Purchase Agreement.

Certain employees of Dragonfly are eligible for employee earnout bonus awards ("Employee Earnout Awards") based on 2024 revenue targets. The Employee Earnout Awards are subject to forfeiture in the event that Dragonfly does not achieve its revenue target or these employees terminate their employment. Any Employee Earnout Awards that are forfeited are reallocated to the other eligible employees.

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$607
Current assets, net	3,433
Property and equipment, net	18
Intangible assets	9,600
Deferred revenues	(4,013)
Current liabilities	(1,669)
Deferred tax liabilities	(2,398)
Total net assets acquired	5,578
Goodwill	19,658
Total purchase price	$25,236

The following table sets forth the components of identified intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Estimated Fair Value	Estimated Useful Life (Years)
Customer relationships	$7,300	6,10	(a)
Developed technology	1,750	10
Tradename	550	3
Total intangible assets acquired	$9,600
(a) Includes 2 separate customer relationships with two different useful lives

The estimated fair values of the customer relationships, developed technology and tradename were determined using the income approach. The approaches used to estimate the fair values use significant unobservable inputs including revenue and cash flow forecasts, customer attrition rates, and appropriate discount rates.

The purchase price allocation includes UK deferred assets and liabilities for acquired book and tax basis differences.

The fair values assigned to tangible and intangible assets acquired and liabilities assumed combined with the fair value of the purchase consideration are based on management's estimates and assumptions and are preliminary and may change upon completion of the determination of the fair value of assets and liabilities assumed. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

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

For federal income tax purposes, the Company has made a Section 338(g) election to treat the transaction as an asset acquisition for federal income tax purposes which results in additional tax basis approximately equal to the fair value assigned at the acquisition date. The intangibles and goodwill are to be amortized over 15 years. Additionally, Korean deferred tax liabilities were recorded during 2022 for the difference between book basis and tax basis of assets and liabilities acquired.

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

The Company accounted for this acquisition as an asset purchase. In connection with the acquisition, the Company incurred direct transaction costs of approximately $43 which have been classified as costs of acquisition. The costs of acquisition are allocated to the acquired assets and assumed liabilities based on their fair values at the date of acquisition, and any excess is allocated to intangible assets. The costs of acquisition exceeded the fair value of net assets acquired by approximately $1,012. The Company allocated the $1,012 excess to the customer relationship intangible asset. The intangible asset will be amortized over 15 years. As of December 31, 2022, the contingent consideration was determined to be probable and reasonably estimable, the consideration of $52 was attributed to the customer relationship intangible asset with a corresponding liability of $52 recorded as part of Contingent Liabilities from Acquisitions on the consolidated balance sheets and a payment of the liability of $39 was made in January 2023, resulting in a remaining liability of $13 as of March 31, 2023.

For federal income tax purposes, the Company obtained a tax basis in the assets acquired equal to the purchase price, as adjusted and allocated, pursuant to IRC guidelines. The resulting intangible asset will be amortized over 15 years. As of March 31, 2023, $39 of the contingent consideration was paid. The unpaid portion as of March 31, 2023 will be excluded from federal tax asset allocation until paid.

5. Leases

The Company has operating leases, principally for corporate offices under non-cancelable operating leases that expire at various dates through 2031. The non-cancellable base terms of these leases typically range from one to nine years. Certain lease agreements include options to renew or terminate the lease, which if not reasonably certain to be exercised are therefore not factored into the determination of lease payments.

The following table details the composition of lease expense for the year presented:

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost (a)	$2,585	$2,442
Variable lease cost	155	88
Short-term lease cost	178	321
Total lease costs	$2,918	$2,851
Sublease income	$(1,364)	$(1,338)
a)
Excludes operating lease assets impairment charge of $378 related to an unoccupied existing office space lease recorded in the first quarter of 2022.

Cash payments related to operating lease liabilities were $4,797 (inclusive of $1,682 lease termination fee) and $2,873 for the three months ended March 31, 2023 and 2022, respectively.

In March 2022, the Company ceased use of excess office space under one of its existing leases, with the intent to sublease this space. In accordance with ASC 360, the Company evaluated the asset group for impairment and recognized the excess of the carrying value over the fair value of the asset group, which totaled $378, as an impairment expense as part of general and administrative expenses on the consolidated statements of operations and comprehensive loss and a reduction to the operating lease asset.

In April 2021, the Company entered into a modification of one of its existing subleases. The Company exercised its termination notification right on this lease which resulted in a termination fee payment of $1,682 made on December 31, 2021 (lease termination notice date) and a second termination fee payment of $1,682 made on March 31, 2023 (the lease termination effective date).

6. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	March 31, 2023			December 31, 2022			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years) March 31, 2023
Customer relationships	$88,284	$(26,534)	$61,750	$81,002	$(24,654)	$56,348	8.8
Developed technology	37,096	(18,998)	18,098	35,350	(17,673)	17,677	6.1
Databases	29,887	(9,432)	20,455	29,912	(8,892)	21,020	9.5
Tradenames	12,033	(3,492)	8,541	11,480	(3,216)	8,264	9.4
Expert network	2,615	(927)	1,688	2,559	(800)	1,759	3.9
Patents	724	(206)	518	700	(200)	500	17.7
Content library	592	(79)	513	592	(64)	528	8.7
Total	$171,231	$(59,668)	$111,563	$161,595	$(55,499)	$106,096

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $2,814 and $2,608 for the three months ended March 31, 2023 and 2022, respectively.

Amortization of developed technology was recorded as part of cost of revenues in the amount of $1,316 and $1,252 for the three months ended March 31, 2023 and 2022, respectively.

The expected future amortization expense for intangible assets as of March 31, 2023 is as follows:

2023 (remainder)	$12,625
2024	16,028
2025	12,828
2026	12,492
2027	12,129
Thereafter	45,461
Total	$111,563

Capitalized software development costs

Capitalized software development costs are as follows.

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$21,752	$(7,149)	$14,603	$19,815	$(5,869)	$13,946

During the three months ended March 31, 2023 and 2022, the Company capitalized interest on capitalized software development costs in the amount of $117 and $40, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues in the amount of $1,281 and $571 for the three months ended March 31, 2023 and 2022, respectively. The estimated useful life is determined at the time each project is placed in service.

7. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually as of October 1 of each year.

The changes in the carrying amounts of goodwill, which is generally not deductible for tax purposes, are as follows:

Balance at December 31, 2022	$194,362
Acquisition	19,658
Impairment	(5,837)
Impact of foreign currency fluctuations	(127)
Balance at March 31, 2023	$208,056

The Company has the following goodwill reporting units: Public Policy & Issues Management ("PPIM"); Geopolitical & Market Intelligence ("GMI"); Advocacy; Community; AI-Driven Intelligence ("FNAI"); and Environmental, Sustainability, and Governance ("ESG"). The Company performed the required annual impairment test as of October 1, 2022 at the reporting unit level, which resulted in no impairment of goodwill. Subsequent to performing our annual impairment test, we continued to monitor our reporting units for events that might indicate an interim impairment. Due to the decline in the Company’s stock price and market capitalization in the first quarter of 2023, and the underperformance of the Company’s ESG reporting unit compared to internal projections, the Company performed a quantitative goodwill impairment assessment as of March 31, 2023. This quantitative assessment resulted in all the goodwill in our ESG reporting unit being impaired; accordingly, an impairment charge of $5,837 was recognized during the three months ended March 31, 2023.

Prior to the quantitative goodwill impairment the Company tested the recoverability of its long-lived assets, and concluded that such assets were not impaired.

The fair value estimate of the Company's reporting units was derived based on an income approach. Under the income approach, the Company estimated the fair value of reporting units based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and the uncertainty related to our reporting unit's ability to execute on the projected cash flows. At March 31, 2023 the Company's PPIM reporting unit had a negative carrying value and $84,029 of goodwill.

Potential indicators of impairment include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. It is reasonably possible that one or more of these impairment indicators could occur or intensify in the near term, which may result in an impairment of long-lived assets or further impairment of goodwill.

8. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	March 31, 2023	December 31, 2022
New Senior Term Loan	$157,024	$150,647
Convertible Notes	12,654	12,219
Dragonfly Seller Convertible Notes	8,281	-
Aicel Convertible Note	1,138	1,174
PPP loan	224	251
Debt issuance costs	(2,575)	(2,243)
Total	176,746	162,048
Less: Current portion	(68)	(68)
Total	$176,678	$161,980

New Senior Term Loan

Concurrently with the Closing, FiscalNote, Inc., a wholly owned indirect subsidiary of FiscalNote Holdings, Inc., entered into a New Senior Term Loan consisting of a fully funded principal amount of $150,000 and an uncommitted incremental loan facility totaling $100,000 available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “New Incremental Term Facility”) (collectively the “New Senior Credit Facility”). The annual interest of the New Senior Term Loan consists of two components: a cash interest component of (a) the greater of (i) Prime Rate plus 5.0% per annum or (ii) 9.0% payable monthly in cash, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. Beginning on August 15, 2025, 50% of the outstanding principal amount of the Senior Term Loan must be repaid in even amounts on a monthly basis over the remaining 24 months, with the final balance due on July 15, 2027. The New Senior Credit Facility will mature on July 29, 2027, the five-year anniversary of the Closing Date.

On March 17, 2023, the Company, entered into Amendment No. 1 ( “Amendment No. 1”) to its New Senior Term Loan dated July 29, 2022. Among other things, Amendment No. 1 provided for the extension of an incremental term loan by one of the lenders under the facility in the principal amount of $6,000 which was received by the Company on March 31, 2023, on the same terms as the existing term loans (the “Incremental Facility”). In connection with the funding of the Incremental Facility, the Company issued the lender warrants expiring July 15, 2027, to purchase up to 80,000 Class A Common Stock at an exercise price of $0.01 per share, in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder. The lender warrants represent a non-cash financing activity.

The Prime Rate in effect for the New Senior Term Loan was 7.75% at March 31, 2023. For the three months ended March 31, 2023, the Company incurred $4,758 and $377 of cash interest and paid-in-kind interest, respectively, on the New Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the New Senior Term Loan as the payment of such interest will occur upon the settlement of the New Senior Term Loan.

The Company may prepay the New Senior Term Loan in whole, subject to a 2.0% prepayment fee if prepaid prior to July 30, 2024, 1.0% prepayment fee if prepaid after July 30, 2024 but prior to July 30, 2025, and no prepayment fee if prepaid on or after July 30, 2025. The Company must pay certain of the new lenders deferred debt issuance costs of $1,734 at the earlier of prepayment or July 29, 2023 (the "July 2023 Deferred Fees"). Accordingly, the Company is recognizing the accretion of the July 2023 Deferred Fees as interest expense, which at March 31, 2023 is $1,158 and is recognized in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company must also pay to the lenders a final payment of $7,410 (of which $1,035 was incurred pursuant to Amendment No. 1) at the earlier of prepayment or maturity of the New Senior Term Loan. The Company incurred $2,435 of lender fees that were paid out of the net proceeds of the New Senior Term Loan on the Closing Date. The Company also incurred $342 of fees paid to third parties. Capitalized debt issuance costs on the Closing Date totaled $2,777. The Company amortizes debt discounts over the term of the New Senior Term Loans using the effective interest method. The amortization recorded for the three months ended March 31, 2023 is $149, and is included within interest expense in the condensed consolidated statements of operations and comprehensive loss. The remaining unamortized debt discount at March 31, 2023 is $2,555, and is reflected net against debt on the condensed consolidated balance sheets.

The New Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The New Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were three financial covenants in place at March 31, 2023 related to a minimum cash balance of $15,000, minimum annual recurring revenue requirement, and a capital expenditure limitation. As of, and for the three months ended March 31, 2023, the Company was in compliance with each of the required financial covenants. Beginning with the third quarter of 2023, the Company will also be subject to an adjusted EBITDA requirement (as defined in the New Senior Term Loan, as amended). Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the New Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

Convertible Notes

At March 31, 2023, the holders of four convertible notes that were previously issued by Old FiscalNote (the “Convertible Notes”) with a principal and accrued PIK balance of $12,654, remained outstanding. The Company incurred total interest expense related to the Convertible Notes, including the amortization of the various discounts, of $515 and $1,164 during the three months ended March 31, 2023 and 2022, respectively.

Concurrently with the Closing, the Company repaid or converted to shares of Class A Common Stock of New FiscalNote all other previously outstanding debt instruments. The Company recorded $4,767 of interest expense during the three months ended March 31, 2022 related to debt that were extinguished during 2022.

Dragonfly Seller Convertible Notes

In connection with the Company's acquisition of Dragonfly, the Company financed part of the purchase with the issuance of convertible notes. The Dragonfly Convertible Notes were issued in a principal amount of £8.9 million pounds sterling (approximately $11,050 on the closing date of the acquisition), with interest at an annual rate of 8%, which can be paid in cash or paid-in-kind. The paid-in-kind interest will be annually credited to the principal amount. All principal and accrued interest are due upon maturity on January 27, 2028.

At any time after August 2, 2023, the Company can convert any portion of the principal and accrued interest at the volume weighted-average price for the five consecutive trading day period ending on the last trading day of the calendar month preceding the date the Company provides notice of conversion to the Sellers.

At any time after the 18 month anniversary of the Dragonfly acquisition closing date, the lender has the right to convert the outstanding principal and accrued interest for FiscalNote common stock at $10.00 per share, subject to adjustment in the event of any stock dividend, stock split, reverse stock split, combination or other similar recapitalization with respect to common stock.

The Company elected to account for the Dragonfly Seller Convertible Notes using the fair value option due to these embedded features within the note.

The Dragonfly Seller Convertible Notes were recorded at their acquisition date fair value of $8,635. The fair market value at March 31, 2023 was $8,281. The non-cash gain was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss. The Company incurred total interest expense related to the Dragonfly Seller Convertible Notes of $153 during the three months ended March 31, 2023.

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

The Aicel Convertible Note was recorded at its acquisition fair value of $1,131. The Company incurred total interest expense related to the Aicel Convertible Note of $3 during the three months ended March 31, 2023.

PPP Loan

On April 13, 2020, the Company received funding in the principal amount of $8,000 under the CARES Act. Interest accrues annually at 1%. On February 14, 2022, the SBA forgave $7,667 of the PPP Loan with the remaining balance of $333 to be repaid over five years. The Company recognized the forgiveness of PPP Loan as a gain on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023, the Company recorded $68 of the remaining PPP Loan as short-term debt and $156 as long-term debt in the condensed consolidated balance sheets.

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of March 31, 2023 and December 31, 2022, respectively. These fair values are deemed Level 3 liabilities within the fair value measurement framework.

	March 31, 2023	December 31, 2022
New Senior Term Loan	$155,683	$165,540
Convertible notes	11,941	16,942
Dragonfly Seller Convertible Notes	8,281	-
Total	$175,905	$182,482

Warrants

Old FiscalNote Warrants

At March 31, 2023, 118,700 warrants (previously issued by Old FiscalNote to lenders prior to the New Senior Term Loan) with an exercise price of $8.56, remain outstanding. These warrants are accounted for as a liability with a fair value of $52 at March 31, 2023, and are included as part of the other non-current liabilities within the condensed consolidated balance sheets.

Warrants associated with Amendment 1

On March 17, 2023, in connection with Amendment No. 1 discussed above, the Company issued 80,000 warrants with an exercise price of $0.01. These warrants are accounted for as a liability with a fair value of $178 at March 31, 2023, and are included as part of the other non-current liabilities within the condensed consolidated balance sheets.

9. Stockholders’ Equity

Authorized Capital Stock

The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of March 31, 2023, the Company had 125,576,069 shares of Class A common stock issued and outstanding.

Additionally, the Company has outstanding warrants to purchase shares of New FiscalNote Class A common stock that became exercisable upon the Closing of the Business Combination. Refer to Note 11, "Warrant Liabilities."

Class B Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 9,000,000 shares of Class B common stock, par value $0.0001 per share.

In connection with the Closing of the Business Combination, the Co-Founders, or entities controlled by the Co-Founders, received Class B shares of New FiscalNote common stock as consideration (see further details in Note 2, "Business Combination with DSAC").

As of March 31, 2023, the Company had 8,290,921 shares of Class B common stock issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of March 31, 2023, there were no shares of preferred stock issued and outstanding.

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

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. Upon Closing, the Company recognized $17,712 of share-based compensation expense for vested Earnout Awards. The Company recognized $1,124 of share-based compensation expense during the three months ended March 31, 2023. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares will be accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive loss. The liability of $68 was recorded in other non-current liabilities on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

As of March 31, 2023, there was $1,631 of unrecognized compensation expense related to the Earnout Awards to be recognized over a weighted-average period of approximately one and a half years. As of March 31, 2023, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

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

During the three months ended March 31, 2023, no public warrants were exercised into shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of March 31, 2023, the Company had 8,358,964 public warrants and

7,000,000 private placement warrants outstanding with a per share fair value of $0.32. These warrants are accounted for as a liability and have a fair value of $4,915 at March 31, 2023.

Public Warrants

Each public warrant entitles the registered holder to acquire 1.571428 shares of the Company’s Class A common stock at a price of $7.32 per share, subject to adjustment as discussed below. The warrants became exercisable on August 29, 2022. Warrants may only be exercised for a whole number of shares of Class A common stock. The public warrants will expire on July 29, 2027, or earlier upon redemption or liquidation.

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

During the three months ended March 31, 2023 the Company issued 331,902 stock options, 25,000 performance based stock options, 4,500,588 restricted stock units, and 75,000 performance based restricted stock units. At March 31, 2023, 7,101,740 stock options, 2,556,550 performance stock options, 6,947,744 restricted stock units, and 75,000 performance based restricted stock units remain outstanding. As of March 31, 2023, the Company had 7,185,245 shares of Class A common stock available for issuance under the 2022 Plan.

The Company recognized $6,404 and $260 of stock-based compensation expense during the three months ended March 31, 2023 and 2022, respectively.

2022 Employee Stock Purchase Plan

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. The plan is defined as compensatory, and accordingly, a stock-based compensation charge of $102 was recorded as the difference between the fair market value and the discounted purchase price of the Company's common stock. As of March 31, 2023, no shares have been issued under the ESPP and the Company had 4,499,015 shares of Class A common stock available for issuance under the ESPP.

Withholding Taxes on Equity Awards

In connection with the settlement of equity awards, the Company records a non-cash liability and corresponding APIC adjustment for the withholding taxes on net share settlement of stock-based compensation and option exercises until such time as those taxes have been remitted to the respective taxing authorities.

13. Transaction (Gains) Costs, net

The Company incurred the following transaction costs related to businesses acquired and the consummation of the Business Combination during the periods presented:

	Three Months Ended March 31,
	2023	2022
Transaction costs related to acquired businesses	$1,222	$72
Non-capitalizable Business Combination costs	184	203
Change in contingent consideration liabilities	(156)	(1,366)
Contingent compensation expense	158	46
Total transaction costs (gains), net	$1,408	$(1,045)

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

Earnings (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s net loss used in computing basic and diluted earnings per share is adjusted for the deemed dividends resulting from the accretion of Old FiscalNote's preferred shares to redemption value and beneficial conversion features, as applicable. The Old FiscalNote preferred shares were outstanding during the three months ended March 31, 2022. At the closing of the Business Combination, all of Old FiscalNote’s preferred shares were exchanged for Class A common stock of New FiscalNote. Diluted earnings (loss) per share considers the impact of potentially dilutive securities.

The components of basic and diluted earnings (loss) per shares are as follows:

(in thousands, except per share data)	Three Months Ended March 31,
Numerator:	2023	2022
Net loss	$(19,273)	$(28,351)
Deemed dividend - change in redemption value of preferred stock of Old FiscalNote	-	8,395
Net loss used to compute basic and diluted loss per share	$(19,273)	$(19,956)
Denominator:
Weighted average common stock outstanding, basic and diluted	133,082,639	18,757,067

Net loss per share, basic and diluted	$(0.14)	$(1.06)

Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive Earnout Awards	19,195,100	-
Anti-dilutive stock options	2,033,574	8,407,614
Anti-dilutive Convertible Notes	2,075,225	24,301,372
Anti-dilutive contingently issuable shares	1,339,924	1,634,529
Anti-dilutive restricted stock units	7,022,744	727,526
Anti-dilutive other liability - classified warrants	-	252,242
Anti-dilutive Aicel Convertible Notes	112,899	-
Anti-dilutive convertible preferred stock	-	50,032,288
Anti-dilutive convertible senior debt	-	16,683,775
Total anti-dilutive securities excluded from diluted loss per share	31,779,466	102,039,346

The weighted-average common shares and thus the net loss per share calculations and potentially dilutive security amounts for all periods prior to the Business Combination have been retrospectively adjusted to the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Historically reported weighted average shares outstanding have been multiplied by the Exchange Ratio (see Note 2, "Business Combination with DSAC").

15. Provision (Benefit) from Income Taxes

Effective Tax Rate

The Company computes its quarterly and year-to-date provisions for income taxes by applying the estimated effective tax rates to the quarterly and year-to-date pre-tax income or losses and adjusting the provisions for discrete tax items recorded in the periods. For the three months ended March 31, 2023 the Company reported a tax provision of $30 on a pre-tax loss of $19,243, which resulted in an effective tax rate of (0.16) percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to state taxes, the impact of a valuation allowance on the Company’s deferred tax assets, and other nondeductible expenses such as stock option deductions and non-deductible officer's compensation. During the three months ended March 31, 2023, the Company had discrete items relating to goodwill impairment, unrecognized tax benefits and the tax impact of interest expense on unrecognized tax benefits.

For the three months ended March 31, 2022, the Company reported a tax benefit of $374 on a pretax loss of $28,725, which resulted in an effective tax rate of 1.30 percent. The Company's effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to state taxes, the impact of a valuation allowance on the Company’s deferred tax assets, an inclusion of global intangible low-taxed income ("GILTI"), disallowed interest expense, non-includible income relating to the forgiveness of the PPP loan, non-includible income relating to a fair value adjustment on contingent consideration, non-includible income for debt premium amortization relating to an equity transaction and other nondeductible expenses. During the three months ended March 31, 2022, the Company had a discrete item relating to the impact of changes in state tax rates on the Company’s deferred tax assets and exercises of stock options.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. For the three months ended March 31, 2023, the Company reported an uncertain tax position totaling $639 relating to a state tax filing position. In addition, the Company derecognized $89 deferred tax liabilities relating to historically reported R&D credits as the statute of limitations had expired during the three months ended March 31, 2022. The Company has the following activities relating to unrecognized tax benefits for the periods presented:

	Three Months Ended March 31,
	2023	2022
Beginning balances at December 31, 2022 and 2021	$639	$728
Gross increases - tax positions in prior periods	-	-
Gross decreases - tax positions in prior periods	-	-
Gross increases - tax positions in current periods	-	-
Settlements	-	-
Lapses in statutes of limitations	-	(89)
Ending balances at March 31, 2023 and 2022	$639	$639

16. Fair Value Measurements and Disclosures

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments.

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$2,675	$-	$-	$2,675
Private placement warrants	-	2,240	-	2,240
Contingent liabilities from acquisitions	-	-	2,790	2,790
Liability classified warrants (a)	-	-	52	52
Dragonfly Seller Convertible Notes	-	-	8,281	8,281
(a) - Included in other liabilities on the condensed consolidated balance sheets

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$10,282	$-	$-	$10,282
Private placement warrants	-	8,610	-	8,610
Contingent liabilities from acquisitions	-	-	1,579	1,579
Liability classified warrants (a)	-	-	182	182
(a) - Included in other liabilities on the condensed consolidated balance sheets

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	Contingent Liabilities from Acquisitions	Liability Classified Warrants	Dragonfly Seller Convertible Notes
Balance at December 31, 2022	$1,579	$182	$-
Fair value at issuance date	-	-	8,635
Contingent consideration at acquisition date	1,445	-	-
Contingent compensation recognized	157	-	-
Change in fair value included in the determination of net loss(a)	(156)	(130)	(574)
Earned contingent consideration settled	(196)	-	-
Cash contingent consideration earned and subsequently settled	(39)	-	-
Paid in kind interest	-	-	223
Foreign exchange	-	-	(3)
Balance at March 31, 2023	$2,790	$52	$8,281
(a)
The change in contingent liabilities from acquisitions is recorded as transaction costs on the condensed consolidated statements of operations and comprehensive loss.

Public Warrants

The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. As of March 31, 2023 and December 31, 2022, the estimated fair value of the public warrants was $2,675 and $10,282, respectively. The non-cash gain of $7,607 resulting from the change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023.

Private Placement Warrants

As of March 31, 2023 and December 31, 2022, the estimated fair value of the private warrants was $2,240 and $8,610, respectively. The non-cash gain of $6,370 resulting from the change in fair value is recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023.

Dragonfly Seller Convertible Notes

The Dragonfly Seller Convertible Notes were recognized as a liability in connection with the acquisition on January 27, 2023 at a fair value of $8,635. As of March 31, 2023, the estimated fair value of the Dragonfly Seller Convertible Notes were $8,281. The non-cash gain of $573 is recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023. The following table presents the assumptions used to determine the fair value of the Dragonfly Seller Convertible Notes at March 31, 2023 and January 27, 2023:

	March 31, 2023	January 27, 2023
Common stock share price	$2.23	$5.06
Risk free rate	3.6%	3.6%
Yield	18.5%	17.5%
Expected volatility	48.0%	40.0%
Expected term (years)	4.8	5.0

As of March 31, 2023, the difference between the aggregate fair value and the unpaid principal balance of the Dragonfly Seller Convertible Notes is $2,918.

Contingent Liabilities from acquisitions

The contingent liabilities from acquisitions are classified as Level 3 in the fair value hierarchy. At March 31, 2023 and December 31, 2022, the contingent consideration and compensation relates to the following acquisitions:

	March 31, 2023	December 31, 2022
Dragonfly	$1,710	$-
Curate	266	883
FrontierView	733	600
Equilibrium	67	43
DT Global	14	53
Total contingent liabilities from acquisitions	$2,790	$1,579

The Company settled part of the Curate contingent consideration and compensation through an issuance of 83,393 additional shares in a non-cash transaction on the consolidated statement of cash flows.

The Company estimated the fair value of the Dragonfly and Curate contingent consideration and compensation using a Monte Carlo simulation. These fair value measurements are based on significant inputs not observable in the market and thus represents Level 3 measurements as defined in ASC 820. Significant changes in the key assumptions and inputs could result in a significant change in the fair value measurement of the contingent consideration.

The following inputs and assumptions were used to value contingent liabilities from acquisitions as of March 31, 2023:

	Dragonfly	Curate
Risk premium	21.0%	13.0%
Risk free rate	4.8%	4.6%
Revenue volatility	24.0%	30.0%
Expected life (years)	0.8	1.0

Liability classified warrants

The Last Out Lender Warrants are classified as Level 3 in the fair value hierarchy. The fair value of the Last Out Lender Warrants is calculated using the Black-Scholes calculation with the following inputs:

March 31, 2023
Common stock fair value	$2.23
Time to maturity (years)	2.3
Risk free rate	4.30%
Volatility	50%
Exercise price	$8.56

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. The Company has recognized an impairment of goodwill as disclosed in Note 7, "Goodwill" during the three months ended March 31, 2023. The company recognized an impairment of an operating lease asset related to certain unoccupied office space as disclosed in Note 5, "Leases" during the three months ended March 31, 2022. The Company has not identified any additional impairments to be recorded during the three months ended March 31, 2023 and 2022.

Excluding a total of $2,500 earned cash contingent compensation related to Predata and FrontierView being transferred from Level 3 to Level 1 during the three months ended March 31, 2022, there were no other transfers of assets or liabilities between levels during the three months ended March 31, 2023 and 2022.

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

On May 13, 2022, Old FiscalNote received a letter from GPO FN Noteholder LLC (the “Disputing Lender”) disputing such lender’s pro forma beneficial ownership set forth Amendment No. 4 to the Company’s Registration Statement on Form S-4 dated May 9, 2022. The terms governing Old FiscalNote’s indebtedness with the Disputing Lender provided that, in connection with the Business Combination, and following a $50,000 repayment, the remainder of such indebtedness could be converted at Old FiscalNote’s option into shares of Old FiscalNote common stock based upon a conversion price determined in accordance with the terms of such indebtedness. The shares of Old FiscalNote common stock issued upon such conversion were issued prior to the Business Combination and thereafter were exchanged for 7,781,723 shares of the Company's Class A common stock. In connection with the Business Combination, the Disputing Lender claimed it was owed approximately 4.4 million additional shares of the Company’s Class A common stock.

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

At December 31, 2022 the Company determined that as it related to the Term Sheet, it was both probable that a liability had been incurred and the amount of the loss could be reasonably estimated and such amount is material. Accordingly, at December 31, 2022 the Company accrued $11,700 in loss contingency that represents the difference between the estimated fair value of the New Note the Company expects to enter into with the Disputing Lender in exchange for the return and cancellation of 5,881,723 shares. At March 31, 2023 the Company continued to estimate the loss contingency to be $11,700. The estimated fair value of the New Note was determined based on a trinomial lattice model. The Company notes that as the terms of the New Note have not been finalized, the final loss may change, and that difference may be material. This is recorded in other non-current liabilities on the balance sheets at March 31, 2023 and December 31, 2022.

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

Business Combination

On the Closing Date, we consummated the transactions contemplated by the Merger Agreement, by and among Old FiscalNote, DSAC, and Merger Sub. Pursuant to these transactions, Merger Sub merged with and into Old FiscalNote, with Old FiscalNote becoming a wholly owned subsidiary of DSAC. On the Closing Date, and in connection with the Closing, DSAC domesticated and continued as a Delaware corporation under the name of “FiscalNote Holdings, Inc."

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

The Business Combination had a significant impact on our reported financial position and results as a result of the reverse recapitalization. The most significant change in our reported financial position and results was an increase in net cash of $65.6 million from gross cash proceeds of $325.0 million, including $114.0 million from the backstop agreement with the sponsor of DSAC, $61.0 million from DSAC’s trust account from its initial public offering, and $150.0 million from the New Senior Term Loan (as defined below). Such gross proceeds were offset by $45.2 million transaction costs, which principally consisted of advisory, legal and other professional fees, and were recorded in Additional Paid-in Capital, net of proceeds from the DSAC trust and $3.5 million of debt issuance costs paid out of the proceeds of the New Senior Term Loan on the Closing Date, of which $2.8 was capitalized and $0.7 million included in the loss on debt extinguishment. Cumulative debt repayments, inclusive of accrued but unpaid interest, of $210.7 million were paid in conjunction with the close, which consisted of a $75.3 million repayment of the First Out Term Loan, $61.7 million repayment of the Last Out Term Loan, a $50.0 million payment used to retire the non-converting portion of the Senior Secured Subordinated Promissory Note, a $16.3 million repayment of the 8090 FV Subordinated Promissory Note, and $7.4 million repayment of the 2021 Seller Notes. Please refer to Note 8, "Debt - Senior Capital Term Loan Refinancing" to our consolidated financial statements for information regarding our indebtedness outstanding prior to the Business Combination and the refinancing thereof.

In connection with the Business Combination, we recognized a $34.9 million warrant liability on our consolidated balance sheets for the fair value of the public warrants and private placement warrants that were previously issued by DSAC and assumed by New FiscalNote in the Business Combination, along with the additional private placement warrants that were issued upon the closing of the Business Combination. We adjust the liability-classified warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statement of operations. As a result of the recurring fair value measurement, our future financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the warrants each reporting period and that the amount of such gains or losses could be material.

In connection with the Business Combination, we recognized (a) $28.9 million of incremental stock-based compensation charges that consisted of $5.0 million related to certain awards that vested as a result of the Business Combination, $6.2 million related to awards issued to our CEO, COO, and CFO pursuant to their respective employment agreements, and $17.7 million related to the Earnout Awards that may be issued to shareholders and equity award holders that for accounting purposes are treated as compensation awards (See Note 14, Earnings (Loss) Per Share, of our condensed consolidated financial statements), (b) $45.3 million of loss on debt extinguishment as a result of repayment of certain of our outstanding debt, as well as the conversion of our convertible debt as part of the Business Combination, and (c) $32.1 million interest charge related to the derecognition of the beneficial conversion feature associated with our converted debt.

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

Factors Impacting the Comparability of Our Operating Results

Acquisitions affect the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity.

On January 27, 2023, we completed the acquisition of Dragonfly for up to $25.2 million (the "2023 Acquisition"), which included a combination of cash, stock, convertible notes and contingent payments.

During the year ended December 31, 2022, we completed the following acquisitions that are referred to as the "2022 Acquisitions" (and collectively with the 2023 Acquisition, the "Acquisitions"):

•
Aicel Technologies on July 29, 2022 for $8.7 million; and
•
DT-Global on September 30, 2022 for $0.6 million.

As a result of our acquisitions, respectively, we have, and will continue to incur, significant non-cash amortization expense related to the amortization of purchased intangibles, which have reduced our operating income by approximately $2.2 million and $1.7 million during the three months ended March 31, 2023 and 2022, respectively.

From time to time, management reviews the Company’s existing products and services based on their financial (e.g., revenue, margin) profile and strategic factors. In connection with such a review in 2020 and 2021 management decided to cease selling certain non-core subscription products representing subscription revenue of approximately $0.1 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively.

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

Our ARR at March 31, 2023 and December 31, 2022, was $118.9 million and $113.3 million, respectively. Our ARR at March 31, 2023 and 2022, excluding the 2022 and 2023 Acquisitions, was $109.6 million and $100.0 million, respectively. ARR of the 2022 and 2023 Acquisitions, was approximately $9.3 million and $8.1 million as of March 31, 2023 and 2022, respectively, including pre-acquisition ARR performance of the 2022 and 2023 Acquisitions on the basis reported to FiscalNote in connection with such company’s acquisition.

Run-Rate Revenue

Management also monitors Run-Rate Revenue, which we define as ARR plus non-subscription revenue earned during the last twelve months. We believe Run-Rate Revenue is an indicator of our total revenue growth, incorporating the non-subscription revenue that we believe is a meaningful contribution to our business as a whole. Although our non-subscription business is non-recurring, we regularly sell different advisory services to repeat customers. The amount of actual subscription and non-subscription revenue that we recognize over any 12-month period is likely to differ from Run-Rate Revenue at the beginning of that period, sometimes significantly. Our Run-Rate Revenue at March 31, 2023 and December 31, 2022, including Acquisitions, was approximately $133.6 million and $126.7 million, respectively. Our Run-Rate Revenue at March 31, 2023 and 2022, excluding the 2022 and 2023 Acquisitions, was approximately $122.5 million and $112.0 million, respectively. Run-Rate Revenue of the 2022 and 2023 Acquisitions was approximately $11.1 million and $9.5 million as of March 31, 2023 and 2022, respectively, including pre-acquisition Run-Rate Revenue performance of the Acquisitions on the basis reported to FiscalNote in connection with such company’s acquisition.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. We calculate NRR at our parent account level. Customers from acquisitions are not included in NRR until they have been part of our condensed consolidated results for 12 months. Accordingly, the 2023 and 2022 Acquisitions are not included in our NRR for the three months ended March 31, 2023. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, the timing of renewals, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. NRR was 96% and 101% for the three months ended March 31, 2023 and 2022, respectively.

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

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues account for approximately 90% of our total revenues for the three months ended March 31, 2023 and 2022.

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

Amortization of intangible assets

Amortization expense relates to our finite-lived intangible assets, including developed technology, customer relationship, databases and tradenames. These assets are amortized over periods of between three and twenty years. Finite-lived intangible assets are tested for impairment when indicators are present, and, if impaired, are written down to fair value. No impairment of intangible assets has been identified during any financial period included in our accompanying condensed consolidated financial statements.

Impairment of goodwill

Goodwill is tested for impairment when indicators are present, and if impaired are written down to fair value. An impairment of goodwill has been identified for the three months ended March 31, 2023 and is included in our accompanying condensed consolidated financial statements.

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

Fair value of financial instruments

The fair value of warrants, debt accounted for under the fair value option, and derivative liabilities are accounted for in accordance with ASC 815, ASC 825, and ASC 480. These financial instruments are marked to market each reporting period in accordance with ASC 820 with all gains and losses being recorded within the condensed consolidated statement of operations and comprehensive loss, with the exception of any gains or losses recorded due to changes in the fair value of instrument-specific credit risk being recorded as a component of accumulated other comprehensive income in the condensed consolidated balance sheets.

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

Comparison of the Consolidated Results for the Three Months Ended March 31, 2023 and March 31, 2022

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
Revenues:
Subscription	$28,467	$22,779	$5,688	25.0%
Advisory, advertising, and other	3,062	3,292	(230)	(7.0)%
Total revenues	31,529	26,071	5,458	20.9%

Operating expenses:
Cost of revenues	8,937	7,170	1,767	24.6%
Research and development	5,120	6,018	(898)	(14.9)%
Sales and marketing	12,298	9,497	2,801	29.5%
Editorial	4,265	3,676	589	16.0%
General and administrative	18,221	10,557	7,664	72.6%
Amortization of intangible assets	2,814	2,608	206	7.9%
Impairment of goodwill	5,837	-	5,837	100%
Transaction costs (gains), net	1,408	(1,045)	2,453	(234.7)%
Total operating expenses	58,900	38,481	20,419	53.1%
Operating loss	(27,371)	(12,410)	(14,961)	120.6%

Interest expense, net	6,681	22,523	(15,842)	(70.3)%
Change in fair value of financial instruments	(14,680)	1,338	(16,018)	NM%
Gain on PPP loan upon extinguishment	-	(7,667)	7,667	NM%
Other (income) expense, net	(129)	121	(250)	NM%
Net loss before income taxes	(19,243)	(28,725)	9,482	(33.0)%
Provision (benefit) from income taxes	30	(374)	404	(108.0)%
Net loss	$(19,273)	$(28,351)	$9,078	(32.0)%

Revenue:

Subscription revenue

Subscription revenue of $28.5 million for the three months ended March 31, 2023 increased $5.7 million, or 25%, from $22.8 million for the three months ended March 31, 2022.

The comparability of our revenues between periods was impacted by the Acquisitions described under “Factors Impacting the Comparability of Our Results of Operations” above. The table below presents the primary items that impacted the comparability of our subscription revenues between periods.

	Change for the Three Months Ended
	March 31, 2023 vs March 31, 2022
(In thousands)	$	%
Revenue change driver:
Impact of 2021 Acquisitions deferred revenue adjustment	$993	100%
Increase from 2022 Acquisitions	477	100%
Increase from 2023 Acquisitions	1,150	100%
Decrease from discontinued products	(144)	(45)%
Increase from organic business	3,212	14%
Revenues, net (total change)	$5,688	25%

Our organic growth (determined based on FiscalNote ownership over a full calendar year) has grown through the successful integration of our 2021 Acquisitions as evidenced by the growth in our organic ARR from $100.0 million at March 31, 2022 compared to $109.6 million at March 31, 2023. Also contributing towards our growth in revenue is a realignment of our business development team, strategic price increases, and rollout of new products. Revenue for the three months ended March 31, 2023 reflects a full three months of revenue from the 2022 Acquisitions as well as a partial quarter of revenue contribution from the 2023 Acquisition, whereas revenue for the three months ended March 31, 2022 does not reflect any revenue contribution from the 2022 and 2023 Acquisitions.

Advisory, advertising, and other revenue

Advisory, advertising, and other revenue was $3.1 million for the three months ended March 31, 2023, as compared to $3.3 million for the three months ended March 31, 2022. The decrease of $0.2 million, or 7%, was primarily due to timing of revenue recognition for certain advisory contracts.

Revenue by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
North America	$26,152	$23,199	$2,953	12.7%
Europe	4,100	2,499	1,601	64.1%
Australia	289	258	31	12.0%
Asia	988	115	873	NM%
Total revenues	$31,529	$26,071	$5,458	20.9%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North America revenues increased primarily for the reasons stated above. Revenues outside of North America increased primarily due to our acquisitions of Dragonfly (included in Europe) and Aicel (included in Asia).

Cost of revenues

Cost of revenues was $8.9 million for the three months ended March 31, 2023, as compared to $7.2 million for the three months ended March 31, 2022. The increase of $1.8 million, or 25%, was primarily attributable to an increase of $1.0 million related to the 2022 and 2023 Acquisitions, an increase in amortization expense of approximately $0.7 million related to capitalized software development costs and developed technology, and an increase in consulting expenses of $0.4 million, partially offset by a decrease of $0.3 million of data center costs.

Research and development

Research and development expense was $5.1 million for the three months ended March 31, 2023 as compared to $6.0 million for the three months ended March 31, 2022. The decrease of $0.9 million, or 15%, was primarily attributable to a decrease of $1.4 million of compensation and benefits, offset by $0.3 million incremental share-based compensation and $0.2 million of research and development costs incurred by our 2022 and 2023 Acquisitions.

Sales and marketing

Sales and marketing expense was $12.3 million for the three months ended March 31, 2023 as compared to $9.5 million for the three months ended March 31, 2022. The increase of $2.8 million, or 29%, was primarily attributable to an increase of $0.7 million in compensation and benefits stemming from an increase in our sales team headcount, build out of our sales leadership, an increase of $0.6 million from our 2022 and 2023 Acquisitions, $0.6 million of commission amortization, an increase of $0.3 million of share-based compensation and an increase of $0.2 million of bad debt expense relating to implementation of new guidance.

Editorial expense

Editorial expense was $4.3 million for the three months ended March 31, 2023 as compared to $3.7 million for the three months ended March 31, 2022. The increase was primarily the result of headcount realignment within the Company.

General and administrative

General and administrative expense was $18.2 million for the three months ended March 31, 2023 as compared to $10.6 million for the three months ended March 31, 2022. The increase of $7.7 million, or 73%, was primarily attributable to $5.5 million of incremental non-cash stock based compensation expense, $1.2 million associated with incremental public costs such as insurance, build out of investor relations and people teams, and $0.3 million of incremental costs from the 2022 and 2023 Acquisitions.

Impairment of goodwill

Impairment of goodwill was $5.8 million for the three months ended March 31, 2023 related to the impairment of goodwill in the ESG reporting unit.

Amortization of intangibles

Amortization of intangibles was $2.8 million for the three months ended March 31, 2023 as compared to $2.6 million for the three months ended March 31, 2022. The increase of $0.2 million, or 8%, is primarily due to the increase in amortizable intangible assets from the 2022 and 2023 Acquisitions.

Transaction costs (gains), net

Transaction costs were $1.4 million for the three months ended March 31, 2023, as compared to transaction gains of $1.0 million for the three months ended March 31, 2022. The change of $2.0 million relates to a $1.2 million increase in transactions costs related to business acquisitions primarily related to the acquisition of Dragonfly combined with a $1.0 gain from contingent compensation and earnout liabilities recognized for the three months ended March 31, 2022 related to our 2021 Acquisitions and the reversing of previously recognized earnout liabilities.

Interest expense, net

Interest expense was $6.7 million for the three months ended March 31, 2023 as compared to $22.5 million for the three months ended March 31, 2022. The decrease in interest expense of $15.8 million was primarily due interest expense we recorded related to the convertible notes that went into equity as part of the Business Combination as well as interest expense incurred related to the $18.0 million related party convertible note issued in the fourth quarter of 2021.

Change in fair value of financial instruments

Change in fair value of financial instruments was a $14.7 million gain for the three months ended March 31, 2023 as compared to a $1.3 million loss for the three months ended March 31, 2022. The increase of $16.0 million primarily represents a gain that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination and a gain on the Dragonfly Seller Convertible Notes, offset by the loss resulting from the final fair value adjustment of the embedded derivative liabilities that were settled as part of the Business Combination.

Gain on PPP loan upon extinguishment

The Company recognized the forgiveness of the PPP Loan as a gain on debt extinguishment during the first quarter of 2022 for $7.7 million.

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

Adjusted Revenues

The following table presents our calculation of Adjusted Revenues for the periods presented, and a reconciliation of this measure to our GAAP revenues for the same periods:

	Three Months Ended March 31,
(In thousands)	2023	2022
Subscription revenue	$28,467	$22,779
Deferred revenue adjustment	-	993
Adjusted subscription revenue	28,467	23,772
Advisory, advertising, and other revenue	3,062	3,292
Adjusted Revenues	$31,529	$27,064

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
Adjusted Revenues	$31,529	$27,064
Costs of revenue	(8,937)	(7,170)
Amortization of intangible assets	2,597	1,823
Adjusted Gross Profit	$25,189	$21,717
Adjusted Gross Profit Margin	80%	80%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net loss	$(19,273)	$(28,351)
Provision (benefit) from income taxes	30	(374)
Depreciation and amortization	5,747	4,717
Interest expense, net	6,681	22,523
EBITDA	(6,815)	(1,485)
Deferred revenue adjustment (a)	-	993
Stock-based compensation	6,506	260
Change in fair value of financial instruments (b)	(14,680)	1,338
Other non-cash (gains) charges (c)	5,873	(8,609)
Acquisition related costs (d)	1,222	72
Employee severance costs (e)	369	-
Non-capitalizable debt raising costs	206	403
Other infrequent costs (f)	-	20
Costs incurred related to the transaction (g)	184	203
Loss contingency (h)	168	-
Adjusted EBITDA	$(6,967)	$(6,805)
Adjusted EBITDA Margin	(22.1)%	(25.1)%
(a)
Reflects deferred revenue fair value adjustments arising from the purchase price allocation in connection with the 2021 Acquisitions.
(b)
Reflects the non-cash impact from the mark to market adjustments on our financial instruments.
(c)
Reflects the non-cash impact of the following: (i) impairment of goodwill of $5,837 in the first quarter of 2023, (ii) loss from equity method investment of $34 in the first quarter of 2023, (iii) charge of $2 in the first quarter of 2023 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021, 2022, and 2023 Acquisitions; (iv) gain of $1,320 in the first quarter of 2022 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021 Acquisitions, (v) gain of $7,667 related to the partial forgiveness of our PPP Loan during the first quarter of 2022, and (vi) $378 impairment charge recognized in the first quarter of 2022 related to the abandonment of one of our leases upon adoption of ASC 842 on January 1, 2022.
(d)
Reflects the costs incurred to identify, consider, and complete business combination transactions consisting of advisory, legal, and other professional and consulting costs.
(e)
Severance costs associated with workforce changes related to business realignment actions.
(f)
Costs incurred related to litigation we believe to be outside of our normal course of business totaling $20 in the first quarter of 2022.
(g)
Includes non-capitalizable transaction costs associated with the Business Combination.
(h)
Reflects $168 of legal costs incurred during the first quarter of 2023 related to the proposed term sheet with GPO FN Noteholder LLC. See further discussion in Note 17, "Commitments and Contingencies.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. Through March 31, 2023, we have funded our operations with proceeds from the Business Combination as well as the closing of the New Senior Term Loan whereby the Company received $65.6 million of net cash proceeds, additional borrowings under debt facilities, and receipts from the sale of our products to customers in the ordinary course of business. At March 31, 2023, the Company’s cash, cash equivalents, and restricted cash was $47.5 million compared to $61.2 million at December 31, 2022.

The Company had a negative working capital balance of $42.1 million (excluding cash) at March 31, 2023 and had an accumulated deficit of $720.2 million and $700.7 million as of March 31, 2023 and December 31, 2022, respectively, and has incurred net losses of $19.3 million and $28.4 million for the three months ended March 31, 2023 and 2022, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development. Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model.

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

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, convertible debt, and preferred share issuances. Our principal debt outstanding as of March 31, 2023 and December 31, 2022 consisted of the following (excluding any debt discounts, as applicable):

(In thousands)	March 31, 2023	December 31, 2022
New Senior Term Loan	$157,024	$150,647
Convertible Notes	12,654	12,219
Dragonfly Seller Convertible Notes	11,044	-
Aicel Convertible Note	1,138	1,174
PPP Loan	224	251
Total Principal Outstanding	$182,084	$164,291

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

On March 17, 2023, the Company, entered into Amendment No. 1 ( “Amendment No. 1”) to its New Senior Term Loan dated July 29, 2022. Among other things, Amendment No. 1 provided for the extension of an incremental term loan by one of the lenders to the borrowers under the facility in the principal amount of $6.0 million which was received by the Company on March 31, 2023, on the same terms as the existing term loans (the “Incremental Facility”).

During the three months ended March 31, 2023 we made cash interest payments totaling $4.8 million related to the New Senior Term Loan.

The New Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The New Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were three financial covenants in place at March 31, 2023 related to a minimum cash balance of $15.0 million, minimum annual recurring revenue requirement, and a capital expenditure limitation. As of, and for the three months ended March 31, 2023, the Company was in compliance with each of the required financial covenants. Beginning with the third quarter of 2023, the Company will also be subject to an adjusted EBITDA requirement (as defined in the New Senior Term Loan, as amended). Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the New Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

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

Dragonfly Seller Convertible Note

On January 27, 2023, we acquired Dragonfly and financed part of the purchase with the issuance of convertible notes. The Dragonfly Convertible Note is subordinate to our New Senior Credit Facility, accrues interest of 8% per annum, payable in kind or in cash, and matures in January 2028.

Aicel Convertible Note

On July 29, 2022, we acquired Aicel Technologies and assumed its $1.0 million convertible note. The Aicel Convertible Note is subordinate to our New Senior Credit Facility, accrues interest of 1% per annum, payable in kind monthly, and matures in July 2027.

PPP Loan

The PPP Loan requires monthly principal and interest payments of approximately $9 thousand until maturity in 2027.

Capital expenditures

Capital expenditures primarily consist of purchases of capitalized software costs and property and equipment. Our capital expenditures program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment to grow our business. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. Our total capital expenditures were $1.9 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(12,826)	$(10,203)
Investing activities	$(6,879)	$(2,128)
Financing activities	$6,237	$19,693
Effect of exchange rates on cash	$(251)	$153
Net change in cash and cash equivalents	$(13,719)	$7,515

Operating activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock based compensation, changes in fair value of warrant liabilities, non-cash interest expense, and loss on debt extinguishment, as well as the effect of changes in working capital and other activities.

Cash used in operating activities in the three months ended March 31, 2023 was $12.8 million, an increase of $2.6 million compared to the three months ended March 31, 2022. The primary factors affecting our net operating cash flows during this period was our net loss of $19.3 million, which includes non-cash expenses items totaling $8.4 million, including impairment of goodwill of $5.8 million, non-cash interest expense of $2.0 million, stock-based compensation expense of $6.5 million, a gain due to the change in fair value of financial instruments of $14.1 million, non-cash lease expense of $1.8 million, and amortization and depreciation of $6.4 million, and the effect of changes in operating assets and liabilities that resulted in cash outflows of $1.6 million.

Net cash used in operating activities was $10.2 million during the three months ended March 31, 2022. The primary factors affecting our operating cash flows during this period was our net loss of $28.4 million adjusted for non-cash items of $20.2 million, primarily consisting of $4.7 million of depreciation and amortization, $0.3 million of stock-based compensation, $20.8 million of non-cash interest expense, $1.6 million of non-cash operating lease expense, $0.6 million of amortization of deferred costs to obtain contracts, non-cash charge of $1.3 million resulting from the change in fair value of warrant liabilities, offset by $7.7 million gain on PPP Loan forgiveness, non-cash gain of $1.4 million resulting from the change of fair value of contingent consideration, and $0.4 million of deferred income tax benefit.

Investing activities

Net cash used in investing activities in the three months ended March 31, 2023 was $6.9 million compared to $2.1 million in the three months ended March 31, 2022. Net cash used in investing activities in the three months ended March 31, 2023 primarily consisted of cash paid for acquisitions, net of cash acquired of $5.0 million and cash paid of $1.9 million of capital expenditures primarily related to software development costs. Net cash used in investing activities in the three months ended March 31, 2022 was $2.1 million of capital expenditures.

Financing activities

Net cash provided by financing activities in the three months ended March 31, 2023 was $6.2 million, compared to $19.7 million for the three months ended March 31, 2022. Net cash provided by financing activities during the three months ended March 31, 2023 primarily consisted of $6.0 million from Amendment 1 to the New Senior Term Loan and $0.3 million from the proceeds from the exercise of stock options. Net cash provided by financing activities during the three months ended March 31, 2022 was $19.7 million, primarily consisted of $19.5 million of the increase in our Senior Term Loan and $0.2 million from proceeds from the exercise of stock options.

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

Recently Issued Accounting Pronouncements

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, if any, refer to Note 1 of the notes to our financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates and Policies

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2023, as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 28, 2023.

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

Due to the decline in the Company’s stock price and market capitalization in the first quarter of 2023, and the underperformance of the Company’s ESG reporting unit compared to internal projections, the Company performed a quantitative goodwill impairment assessment as of March 31, 2023. This quantitative assessment resulted in all the goodwill in our ESG reporting unit being impaired; accordingly, a non-cash impairment charge of $5.8 million was recognized during the three months ended March 31, 2023. Prior to the quantitative goodwill impairment the Company tested the recoverability of its long-lived assets, and concluded that such assets were not impaired.

See Note 7, “Goodwill” to the condensed consolidated financial statements for additional discussion on goodwill.

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

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue for the three months ended March 31, 2023, was negatively impacted by approximately 1.0% compared to the three months ended March 31, 2022.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate New Senior Term Loan. Our exposure to changes in interest rates is associated with the Prime Rate.

As of March 31, 2023, we had outstanding borrowings on our New Senior Term Loan of $157.0 million that bears interest at a floating rate based on the Prime Rate plus an applicable margin. At March 31, 2023, the interest on our New Senior Term Loan was 12.75%. Assuming no change in the outstanding borrowings on our New Senior Term Loan, we estimate that a one percentage point increase in the Prime Rate would increase our annual cash interest expense by approximately $1.6 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, due to the material weakness identified in the prior year, our disclosure controls and procedures were not effective as of March 31, 2023. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses identified in prior year and material weakness remediation activities, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Current Report on Form 10-K filed with the SEC on March 28, 2023. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than as reported on each of our Current Reports on Form 8-K filed on January 27, 2023 and March 20, 2023, we did not have any unregistered sales of equity securities during the three months ended March 31, 2023.

Use of Proceeds

Not applicable

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended March 31, 2023.

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

Annex A-2 to the Proxy Statement/Prospectus filed on July 5, 2022 (File No.333-261483).
3.1	Certificate of Incorporation of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
3.2	Bylaws of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.2 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
4.1	Warrant Agreement, dated as of Octobe 28, 2020, by and among Duddell Street Acquisition Corp ad Continental Stock Transfer & Trust Company, as warrant agent.	Exhibit 4.1 of DSAC’s Current Report on Form 8-K filed with the SEC on November 2, 2020 (File No. 333-249207).
4.2	Form of Restricted Stock Agreement, dated as of March 25, 2022, pursuant to the Membership Interest Purchase Agreement, dated as of November 19, 2021, by	Exhibit 4.6 of DSAC’s Form S-4/A filed with the SEC on June 27,2022 (File No. 333-261483).

and among FiscalNote, Inc., the unitholders listed on the Appendix 1 thereto and Legacy FiscalNote.
10.1	Sale and Purchase Agreement, dated as of January 27, 2023, by and between FiscalNote Holdings, Inc. and Dragonfly Eye Limited.	Exhibit 10.16 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 5, 2023 (File No. 333-267098).
10.2	Form of 8% Convertible Note	Exhibit 10.17 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on May 5, 2023 (File No. 333-267098).
10.3

Amendment No. 1 to Second Amended and Restated Credit and Guaranty Agreement by and among FiscalNote, Inc., CQ-Roll Call, Inc., Capitol Advantage LLC, VoterVoice, L.L.C. and Sandhill Strategy LLC as Borrowers, the Company, FiscalNote Intermediate Holdco, Inc., FiscalNote Holdings II, Inc., Fireside 21, LLC, Factsquared, LLC, The Oxford Analytica International Group, LLC, Oxford Analytica Inc., FiscalNote Boards LLC, Predata, Inc., Curate Solutions, Inc., Forge.AI, Inc., and Frontier Strategy Group LLC, as Guarantors, Runway Growth Finance Corp., as administrative agent and collateral agent, and each lender party thereto

Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2023 (File No. 001-39672).
10.4	Form of Warrant	Exhibit 10.2 to Current Report on Form 8-K filed on March 20, 2023 (File No. 001-39672).
10.5	Executive Severance Plan, effective as of April 3, 2023.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2023 (File No. 001-39672).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32	Section 1350 Certifications.	Furnished with this report.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Submitted electronically with this report.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Submitted electronically with this report.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Submitted electronically with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISCALNOTE HOLDINGS, INC.

Date: May 15, 2023	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Date: May 15, 2023	By:	/s/ Timothy Hwang
Name: Timothy Hwang
Title: Chief Executive Officer