Form 10-Q
period 2023-06-30
FiscalNote Holdings, Inc.
filed 2023-08-09
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 120,377,903 shares of Class A common stock, $0.0001 par value per share, outstanding, and 8,290,921 shares of Class B common Stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares, and par value)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$37,260	$60,388
Restricted cash	842	835
Accounts receivable, net	14,942	14,909
Costs capitalized to obtain revenue contracts, net	2,998	2,794
Prepaid expenses	3,374	4,315
Other current assets	2,751	2,764
Total current assets	62,167	86,005

Property and equipment, net	6,724	7,325
Capitalized software costs, net	15,240	13,946
Noncurrent costs capitalized to obtain revenue contracts, net	4,034	3,976
Operating lease assets	18,826	21,005
Goodwill	208,077	194,362
Customer relationships, net	59,951	56,348
Database, net	19,906	21,020
Other intangible assets, net	27,610	28,728
Other non-current assets	425	442
Total assets	$422,960	$433,157

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$68	$68
Accounts payable and accrued expenses	13,299	13,739
Deferred revenue, current portion	48,800	35,569
Customer deposits	2,019	3,252
Contingent liabilities from acquisitions, current portion	1,082	696
Operating lease liabilities, current portion	3,471	6,709
Other current liabilities	2,040	2,079
Total current liabilities	70,779	62,112

Long-term debt, net of current maturities	214,700	161,980
Deferred tax liabilities	2,805	714
Deferred revenue, net of current portion	1,224	918
Contingent liabilities from acquisitions, net of current portion	1,710	883
Operating lease liabilities, net of current portion	27,561	29,110
Public and private warrant liabilities	6,758	18,892
Other non-current liabilities	3,703	13,858
Total liabilities	329,240	288,467
Commitment and contingencies (Note 17)
Stockholders' equity:
Class A Common stock ($0.0001 par value, 1,700,000,000 authorized, 120,284,209 and 123,125,595 issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	11	12
Class B Common stock ($0.0001 par value, 9,000,000 authorized, and 8,290,921 issued and outstanding at June 30, 2023 and December 31, 2022)	1	1
Additional paid-in capital	845,725	846,205
Accumulated other comprehensive loss	(816)	(785)
Accumulated deficit	(751,201)	(700,743)
Total stockholders' equity	93,720	144,690
Total liabilities and stockholders' equity	$422,960	$433,157

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Subscription	$29,462	$24,332	$57,929	$47,111
Advisory, advertising, and other	3,380	2,842	6,442	6,134
Total revenues	32,842	27,174	64,371	53,245
Operating expenses: (1)
Cost of revenues	9,485	7,712	18,422	14,882
Research and development	4,510	3,791	9,630	9,809
Sales and marketing	11,689	10,395	23,987	19,892
Editorial	4,752	3,346	9,017	7,022
General and administrative	16,174	10,033	34,395	20,590
Amortization of intangible assets	2,901	2,609	5,715	5,217
Impairment of goodwill	-	-	5,837	-
Transaction costs (gains), net	309	1,027	1,717	(18)
Total operating expenses	49,820	38,913	108,720	77,394
Operating loss	(16,978)	(11,739)	(44,349)	(24,149)

Interest expense, net	7,154	24,255	13,835	46,778
Change in fair value of financial instruments	2,987	2,048	(11,693)	3,386
Gain on PPP loan upon extinguishment	-	-	-	(7,667)
Loss on settlement	3,474	-	3,474	-
Other expense, net	167	494	38	615
Net loss before income taxes	(30,760)	(38,536)	(50,003)	(67,261)
Provision (benefit) from income taxes	213	(176)	243	(550)
Net loss	(30,973)	(38,360)	(50,246)	(66,711)
Other comprehensive (loss) gain	328	(859)	(31)	(774)
Total comprehensive loss	$(30,645)	$(39,219)	$(50,277)	$(67,485)

Net loss	$(30,973)	$(38,360)	$(50,246)	$(66,711)
Deemed dividend	-	(10,614)	-	(2,219)
Net loss used to compute loss per share	$(30,973)	$(48,974)	$(50,246)	$(68,930)

Earnings (loss) per share attributable to common shareholders:
Basic and Diluted	$(0.23)	$(2.57)	$(0.38)	$(3.65)
Weighted average shares used in computing earnings (loss) per shares attributable to common shareholders:
Basic and Diluted	134,117,122	19,020,367	133,601,798	18,876,752

(1) Amounts include stock-based compensation expenses, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$82	$13	$140	$23
Research and development	362	51	752	105
Sales and marketing	317	60	677	107
Editorial	106	24	172	47
General and administrative	4,615	417	10,247	543

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Temporary Equity		Equity (Deficit)
	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	41,746,262	$449,211	15,456,165	$-	$-	$(631)	$(481,414)	$(482,045)
Retroactive conversion of shares due to Business Combination	7,806,546		2,890,301	-	-	-	-	-
Balance at December 31, 2021, as converted	49,552,808	$449,211	18,346,466	$-	$-	$(631)	$(481,414)	$(482,045)
Accretion of preferred stock to redemption value	-	(8,390)	-	-	-	-	8,395	8,395
Exercise of stock options	-	-	54,765	-	-	-	215	215
Stock-based compensation expense	-	-	-	-	-	-	260	260
Net loss	-	-	-	-	-	-	(28,351)	(28,351)
Foreign currency translation gain	-	-	-	-	-	85	-	85
Balance at March 31, 2022	49,552,808	$440,821	18,401,231	$-	$-	$(546)	$(500,895)	$(501,441)
Accretion of preferred stock to redemption value	-	10,609	-	-	-	-	(10,614)	(10,614)
Exercise of stock options	-	-	73,064	-	-	-	152	152
Repurchase of common stock	-	-	(9,785)	-	-	-	(88)	(88)
Stock-based compensation expense	-	-	220,321	-	-	-	608	608
Net loss	-	-	-	-	-	-	(38,360)	(38,360)
Foreign currency translation loss	-	-	-	-	-	(859)	-	(859)
Balance at June 30, 2022	49,552,808	$451,430	18,684,831	$-	$-	$(1,405)	$(549,197)	$(550,602)

Balance at December 31, 2022	-	-	131,416,516	13	846,205	(785)	(700,743)	144,690
Adoption of new accounting standard	-	-	-	-	-	-	(212)	(212)
Issuance of Class A common stock in connection with business acquisitions	-	-	1,885,149	-	9,539	-	-	9,539
Issuance of Class A common stock upon vesting of restricted share units	-	-	287,157	-	-	-	-	-
Issuance of Class A common stock upon exercise of stock options	-	-	194,775	-	264	-	-	264
Issuance of Class A common stock upon settlement of contingent consideration	-	-	83,393	-	196	-	-	196
Stock-based compensation expense	-	-	-	-	6,506	-	-	6,506
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(917)	-	-	(917)
Net loss	-	-	-	-	-	-	(19,273)	(19,273)
Foreign currency translation loss	-	-	-	-	-	(359)	-	(359)
Balance at March 31, 2023	-	$-	133,866,990	$13	$861,793	$(1,144)	$(720,228)	$140,434
Issuance of Class A common stock upon vesting of restricted share units	-	-	478,619	-	-	-	-	-
Issuance of Class A common stock upon employee stock purchase plan	-	-	102,807	-	318			318
Issuance of Class A common stock upon exercise of stock options	-	-	8,437	-	35	-	-	35
Stock-based compensation expense	-	-	-	-	5,482	-	-	5,482
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(494)	-	-	(494)
Return of common stock (Note 17)			(5,881,723)	(1)	(21,409)	-	-	(21,410)
Net loss	-	-	-	-	-	-	(30,973)	(30,973)
Foreign currency translation gain	-	-	-	-	-	328	-	328
Balance at June 30, 2023	-	$-	128,575,130	$12	$845,725	$(816)	$(751,201)	$93,720

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	$(50,246)	$(66,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	671	581
Amortization of intangible assets and capitalized software development costs	11,373	9,049
Amortization of deferred costs to obtain revenue contracts	1,648	1,247
Impairment of goodwill	5,837	-
Non-cash operating lease expense	2,366	3,209
Stock-based compensation	11,988	825
Operating lease asset impairment	-	378
Loss on settlement	3,474	-
Other non-cash expenses	426	488
Bad debt expense (recovery)	229	(93)
Change in fair value of acquisition contingent consideration	(333)	(1,537)
Change in fair value of financial instruments	(11,693)	3,386
Deferred income tax provision (benefit)	214	(513)
Paid-in-kind interest, net	2,042	27,848
Non-cash interest expense	2,130	15,072
Gain on PPP Loan forgiveness	-	(7,667)
Changes in operating assets and liabilities:
Accounts receivable, net	1,644	(2,793)
Prepaid expenses and other current assets	2,284	(4,618)
Costs capitalized to obtain revenue contracts, net	(1,910)	(2,071)
Other non-current assets	18	-
Accounts payable and accrued expenses	(4,914)	(1,217)
Deferred revenue	9,595	13,019
Customer deposits	(1,233)	(1,611)
Other current liabilities	(797)	(758)
Contingent liabilities from acquisitions, net of current portion	(39)	(1,267)
Operating lease liabilities	(4,974)	(4,121)
Other non-current liabilities	(6)	1,527
Net cash used in operating activities	(20,206)	(18,348)

Investing Activities:
Capital expenditures	(4,086)	(6,041)
Cash paid for business acquisitions, net of cash acquired	(5,010)	-
Net cash used in investing activities	(9,096)	(6,041)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	6,000	19,478
Principal payments of long-term debt	(53)	(30)
Proceeds from exercise of stock options and ESPP purchases	617	367
Repurchase of common stock	-	(88)
Net cash provided by financing activities	6,564	19,727

Effects of exchange rates on cash	(383)	(352)

Net change in cash, cash equivalents, and restricted cash	(23,121)	(5,014)
Cash, cash equivalents, and restricted cash, beginning of period	61,223	33,009
Cash, cash equivalents, and restricted cash, end of period	$38,102	$27,995

Supplemental Noncash Investing and Financing Activities:
Accretion of redemption value of preferred stock	$-	$(8,390)
Warrants issued in conjunction with long-term debt issuance	$178	$436
Fees payable to debt holders settled through increase of debt principal	$-	$100
PIK interest settled through issuance of additional convertible notes to noteholders	$-	$10,734
Property and equipment purchases included in accounts payable	$343	$28

Supplemental Cash Flow Activities:
Cash paid for interest	$9,924	$3,263
Cash paid for taxes	$49	$70
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

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet and its results of operations, including its comprehensive loss, temporary equity, stockholders' equity (deficit), and cash flows. All adjustments are of a normal recurring nature. The results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company received approximately $65.6 million of net cash proceeds from the Transactions. The Company’s cash, cash equivalents, and restricted cash were $38.1 million at June 30, 2023, compared with $61.2 million at December 31, 2022. Further, the Company had a negative working capital balance of $46.7 million (excluding cash) at June 30, 2023 and had an accumulated deficit of $751.2 million and $700.7 million as of June 30, 2023 and December 31, 2022, respectively, and has incurred net losses of $50.2 million and $66.7 million for the six months ended June 30, 2023 and 2022, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development. The Company's ability to fund its cash interest requirements under its $156.0 million new senior term loan facility (the "New Senior Term Loan"), acquisition strategy, operating expenses, and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond the Company's control.

The Company's future capital requirements also depend on many factors, including sales volume, the timing and extent of spending to support research and development (“R&D”) efforts, investments in information technology systems, the expansion of sales and marketing activities, and execution on our acquisition strategy. Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model. The Company believes with the cash on hand at June 30, 2023, proceeds from expected product sales, and borrowings possibly available under the New Senior Term Loan, will be sufficient to meet our short-term and long-term operating expenses and capital expenditures for at least the next twelve months.

Pursuant to the terms of the New Senior Term Loan, the Company is subject to customary covenant requirements (see Note 8, “Debt” and Note 18, "Subsequent Events" for additional details). The Company expects to be in compliance with its amended quarterly financial covenants, but cannot guarantee that will be the case. In the event of non-compliance with any quarterly financial covenants, should the lenders of the New Senior Term Loan accelerate the maturity of the New Senior Term Loan, the Company would not have sufficient cash on hand or available liquidity to repay the outstanding debt in the event of default.

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

Fair value of Financial Instruments

The Company has elected the fair value option on the subordinated convertible promissory notes issued as part of the Dragonfly acquisition, refer to Note 4, "Business Combinations" for further details, and for the New GPO Note, refer to Note 8, "Debt" for further details. The Company records changes in fair value through the condensed consolidated statement of operations where the portion of the change that results from a change in the instrument-specific credit risk is recorded separately in accumulated other comprehensive income, if applicable. Additionally, under the fair value option, all issuance costs are expensed in the period that the debt is incurred.

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. The Company’s cash and cash equivalents at times exceed amounts guaranteed by the Federal Deposit Insurance Corporation. The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At June 30, 2023, approximately 58% of the Company’s cash and cash equivalents were held at JPMorgan Chase Bank, N.A.

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days billings are past due, collection history of each customer, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in sales and marketing expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of June 30, 2023, allowance for credit losses of $985 was included in the accounts receivable, net balance.

No single customer accounted for more than 10% of the Company's accounts receivable balance as of June 30, 2023 or December 31, 2022. Revenue derived from the U.S. Federal Government was 15% and 19% of revenue for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, assets located in the United States were approximately 85% and 92% percent of total assets, respectively.

As of June 30, 2023 no vendors accounted for more than 10% of the Company's accounts payable balance. Two vendors individually accounted for more than 10% of the Company’s accounts payable as of December 31, 2022. During the six months ended June 30, 2023 no vendors represented more than 10% of the total purchases made. One vendor represented more than 10% of the total purchases made during the six months ended June 30, 2022.

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

In connection with the Closing, FiscalNote also entered into the Credit Agreement with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC (together the “New Senior Lenders”), pursuant to which the New Senior Term Loan was consummated simultaneously with the Closing.

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

3. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscription	$29,462	$24,332	$57,929	$47,111
Advisory	1,239	1,027	2,352	2,789
Advertising	357	760	775	1,378
Books	539	339	1,123	670
Other revenue	1,245	716	2,192	1,297
Total	$32,842	$27,174	$64,371	$53,245

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America	$26,744	$24,105	$52,896	$47,304
Europe	5,077	2,503	9,177	5,002
Australia	288	276	577	534
Asia	733	290	1,721	405
Total	$32,842	$27,174	$64,371	$53,245

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the three months ended June 30, 2023 and 2022, revenue attributed to the United Kingdom represented approximately twelve percent and six percent of total revenues, respectively. For the six months ended June 30, 2023 and 2022, revenue attributed to the United Kingdom represented approximately eleven percent and six percent of total revenues, respectively. No other foreign country represented more than five percent of total revenue during the three and six months ended June 30, 2023 and 2022.

Contract Assets

The Company had contract assets of $1,664 and $1,464, as of June 30, 2023 and December 31, 2022, respectively. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the condensed consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2021	$30,097
Revenue recognized in the current period from amounts in the prior balance	(21,924)
New deferrals, net of amounts recognized in the current period	34,988
Effects of foreign currency	(388)
Balance at June 30, 2022	$42,773

Balance at December 31, 2022	$36,487
Acquired deferred revenue	3,941
Revenue recognized in the current period from amounts in the prior balance	(27,128)
New deferrals, net of amounts recognized in the current period	36,503
Effects of foreign currency	221
Balance at June 30, 2023	$50,024

Costs to Obtain

During the six months ended June 30, 2023 and 2022, the Company capitalized $1,910 and $2,071 of costs to obtain revenue contracts. The Company amortized costs to obtain revenue contracts in the amount of $816 and $693 to sales and marketing expense during the three months ended June 30, 2023 and 2022, respectively, and $1,648 and $1,247 during the six months ended June 30, 2023 and 2022, respectively. There were no impairments of costs to obtain revenue contracts for the three and six months ended June 30, 2023 and 2022.

Unsatisfied Performance Obligations

At June 30, 2023, the Company had $103,303 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this over the next five years.

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

The aggregate purchase price consisted of (i) $5.6 million in cash (£4.5 million pounds sterling), (ii) 1,885,149 shares of the Company’s Class A Common Stock, and (iii) $11.1 million (£8.9 million pounds sterling) in aggregate principal amount of subordinated convertible promissory notes (“Seller Convertible Notes”). The purchase price is subject to customary adjustments based on working capital and the amount of Dragonfly’s transaction expenses and net indebtedness that remain unpaid as of the closing date, and indemnification obligations for certain claims made following the Closing Date. The Company incurred expenses of $1,138 in connection with the transaction during the six months ended June 30, 2023 (inclusive of $446 of amounts paid on January 27, 2023 that were recognized as expense during the three months ended March 31, 2023).

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

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$607
Current assets, net	3,443
Property and equipment, net	18
Intangible assets	9,600
Deferred revenues	(3,941)
Current liabilities	(1,764)
Deferred tax liabilities	(2,009)
Total net assets acquired	5,954
Goodwill	19,282
Total purchase price	$25,236

The following table sets forth the components of identified intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Estimated Fair Value	Estimated Useful Life (Years)
Customer relationships	$7,300	6,10	(a)
Developed technology	1,750	10
Tradename	550	3
Total intangible assets acquired	$9,600
(a) Includes two separate customer relationships with two different useful lives

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

The contingent consideration consists of shares of the Company’s Class A common stock and is scheduled to be delivered within eighteen months upon achievement of certain revenue targets pursuant to the terms of the acquisition agreement. The contingent consideration is payable to certain selling shareholders and contains no future service conditions. The fair value of the contingent consideration was recorded as equity as the number of shares that ultimately may be issued upon achievement of the revenue targets is fixed. Classification as equity requires fair value measurement initially and there are no subsequent re-measurements. Settlement of equity-classified contingent consideration is accounted for within equity.

The acquisition also includes contingent payments in the form of up to $300 in cash, 28,522 shares of the Company’s Class A common stock on a post-exchange basis and 24,833 of restricted stock upon achievement of certain revenue targets. The common stock, restricted stock and cash portions of the contingent payments will be paid within eighteen months upon achievement of certain revenue targets. The contingent payments are payable to certain employees, contingent on them remaining employed through the contingency payout date. The estimated fair value of the contingent payments on the date of acquisition is considered post-combination compensation expense and recognized based on management’s determination of the likelihood of the revenue targets being met. In the event that compensation expense is recognized and the revenue targets are not met, the previously recognized compensation expense is reversed. Post-combination compensation expense of $637 was recognized during the year ended December 31, 2022, $300 of which was accrued as a contingent liability and the remainder recorded as equity-based compensation. In December 2022, the $300 contingent liability was paid. The Company recorded equity-based compensation related to the restricted stock contingent payments of $31 and $62 for the three and six months ended June 30, 2023, respectively.

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

The Company accounted for this acquisition as an asset purchase. In connection with the acquisition, the Company incurred direct transaction costs of approximately $43 which have been classified as costs of acquisition. The costs of acquisition are allocated to the acquired assets and assumed liabilities based on their fair values at the date of acquisition, and any excess is allocated to intangible assets. The costs of acquisition exceeded the fair value of net assets acquired by approximately $1,012. The Company allocated the $1,012 excess to the customer relationship intangible asset. The intangible asset will be amortized over 15 years. As of December 31, 2022, the contingent consideration was determined to be probable and reasonably estimable, the consideration of $52 was attributed to the customer relationship intangible asset with a corresponding liability of $52 recorded as part of Contingent Liabilities from Acquisitions on the consolidated balance sheets and a payment of the liability of $39 was made in January 2023, resulting in a remaining liability of $13 as of June 30, 2023.

For federal income tax purposes, the Company obtained a tax basis in the assets acquired equal to the purchase price, as adjusted and allocated, pursuant to IRC guidelines. The resulting intangible asset will be amortized over 15 years. As of June 30, 2023, $39 of the contingent consideration was paid. The unpaid portion as of June 30, 2023 will be excluded from federal tax asset allocation until paid.

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

The following table details the composition of lease expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost (a)	$1,215	$2,431	$3,800	$4,873
Variable lease cost	242	106	397	194
Short-term lease cost	161	315	339	636
Total lease costs	$1,618	$2,852	$4,536	$5,703
Sublease income	$(26)	$(1,337)	$(1,390)	$(2,675)
a)
Excludes operating lease assets impairment charge of $378 related to an unoccupied existing office space lease recorded in the first quarter of 2022.

Cash payments related to operating lease liabilities were $6,390 (inclusive of $1,682 lease termination fee) and $5,793 for the six months ended June 30, 2023 and 2022, respectively.

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

6. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	June 30, 2023			December 31, 2022			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years) June 30, 2023
Customer relationships	$88,436	$(28,485)	$59,951	$81,002	$(24,654)	$56,348	8.6
Developed technology	37,014	(20,306)	16,708	35,350	(17,673)	17,677	4.3
Databases	29,878	(9,972)	19,906	29,912	(8,892)	21,020	9.3
Tradenames	12,058	(3,784)	8,274	11,480	(3,216)	8,264	9.3
Expert network	2,672	(1,058)	1,614	2,559	(800)	1,759	3.6
Patents	726	(210)	516	700	(200)	500	17.1
Content library	592	(94)	498	592	(64)	528	8.4
Total	$171,376	$(63,909)	$107,467	$161,595	$(55,499)	$106,096

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $2,901 and $2,609 for the three months ended June 30, 2023 and 2022, respectively, and $5,715 and $5,217 for the six months ended June 30, 2023 and 2022, respectively.

Amortization of developed technology was recorded as part of cost of revenues in the amount of $1,327 and $1,234 for the three months ended June 30, 2023 and 2022 and $2,643 and $2,486 for the six months ended June 30, 2023 and 2022, respectively.

The expected future amortization expense for intangible assets as of June 30, 2023 is as follows:

2023 (remainder)	$12,095
2024	15,625
2025	12,423
2026	11,987
2027	11,578
Thereafter	43,759
Total	$107,467

The Company regularly reviews the remaining useful lives of its intangible assets. In the second quarter of 2023 the Company revised the remaining useful life of certain of its developed technology. Accordingly, the Company will recognize accelerated amortization expense totaling $3,879 during the second half of 2023. This is represented in the weighted average remaining useful life for developed technology assets and future amortization expense presented above.

Capitalized software development costs

Capitalized software development costs are as follows.

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$24,122	$(8,882)	$15,240	$19,815	$(5,869)	$13,946

During the six months ended June 30, 2023 and 2022, the Company capitalized interest on capitalized software development costs in the amount of $247 and $341, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues in the amount of $1,734 and $775 for the three months ended June 30, 2023 and 2022, and $3,015 and $1,346 for the six months ended June 30, 2023 and 2022, respectively. The estimated useful life is determined at the time each project is placed in service.

7. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually as of October 1 of each year.

The changes in the carrying amounts of goodwill, which are generally not deductible for tax purposes, are as follows:

Balance at December 31, 2022	$194,362
Acquisition	19,282
Impairment	(5,837)
Impact of foreign currency fluctuations	270
Balance at June 30, 2023	$208,077

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

The fair value estimate of the Company's reporting units was derived based on an income approach. Under the income approach, the Company estimated the fair value of reporting units based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and the uncertainty related to our reporting unit's ability to execute on the projected cash flows. At June 30, 2023 the Company's PPIM reporting unit had a negative carrying value and $84,029 of goodwill.

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

8. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	June 30, 2023	December 31, 2022
New Senior Term Loan	$157,421	$150,647
New GPO Note	36,583	-
Convertible Notes	13,094	12,219
Dragonfly Seller Convertible Notes	9,598	-
Aicel Convertible Note	1,126	1,174
PPP loan	198	251
Debt issuance costs	(3,252)	(2,243)
Total	214,768	162,048
Less: Current portion	(68)	(68)
Total	$214,700	$161,980

New Senior Term Loan

Concurrently with the Closing, FiscalNote, Inc., a wholly owned indirect subsidiary of FiscalNote Holdings, Inc., entered into a senior credit agreement (the "Credit Agreement") providing for a New Senior Term Loan consisting of a fully funded principal amount of $150,000 and an uncommitted incremental loan facility totaling $100,000 available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “New Incremental Term Facility”) (collectively the “New Senior Credit Facility”). The annual interest of the New Senior Term Loan consists of two components: a cash interest component of (a) the greater of (i) Prime Rate plus 5.0% per annum or (ii) 9.0% payable monthly in cash, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. Beginning on August 15, 2025, 50% of the outstanding principal amount of the New Senior Term Loan must be repaid in even amounts on a monthly basis over the remaining 24 months, with the final balance due on July 15, 2027. The New Senior Credit Facility will mature on July 29, 2027, the five-year anniversary of the Closing Date.

On March 17, 2023, the Company, entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement dated July 29, 2022. Among other things, Amendment No. 1 provided for the extension of an incremental term loan by one of the lenders under the facility in the principal amount of $6,000 which was received by the Company on March 31, 2023, on the same terms as the existing term loans (the “Incremental Facility”). In connection with the funding of the Incremental Facility, the Company issued the lender warrants expiring July 15, 2027, to purchase up to 80,000 Class A Common Stock at an exercise price of $0.01 per share, in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder. The lender warrants represent a non-cash financing activity.

On May 16, 2023, the Company, entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement dated July 29, 2022. Among other things, Amendment No. 2 joined Dragonfly Eye Limited and Oxford Analytica Limited (“Oxford Analytica”), each a wholly owned subsidiary of the Company, as Guarantors under the Credit Agreement.

The Prime Rate in effect for the New Senior Term Loan was 8.25% at June 30, 2023. For the six months ended June 30, 2023, the Company incurred $9,956 and $774 of cash interest and paid-in-kind interest, respectively, on the New Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the New Senior Term Loan as the payment of such interest will occur upon the settlement of the New Senior Term Loan.

The Company may prepay the New Senior Term Loan in whole, subject to a 2.0% prepayment fee if prepaid prior to July 30, 2024, 1.0% prepayment fee if prepaid after July 30, 2024 but prior to July 30, 2025, and no prepayment fee if prepaid on or after July 30, 2025. Prior to Amendment No. 3 (entered into on August 3, 2023 and further defined in Note 18, "Subsequent Events") the Company was obligated to pay certain of the new lenders deferred debt issuance costs of $1,734 at the earlier of prepayment or July 29, 2023 (the "July 2023 Deferred Fee"). Pursuant to Amendment No. 3, the July 2023 Deferred Fee was deferred through the earlier of prepayment or July 29, 2024 and was increased to $2,034. Accordingly, the Company is recognizing the accretion of the July 2023 Deferred Fee as interest expense, which at June 30, 2023 is $1,590 and is recognized in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company must also pay to the lenders a final payment of $7,410 (of which $1,035 was incurred pursuant to Amendment No. 1) at the earlier of prepayment or maturity of the New Senior Term Loan. The Company is recognizing the accretion of the final payment as interest expense, which at June 30, 2023 is $1,339 and is recognized in other non-current liabilities in the condensed consolidated balance sheets. The Company incurred $2,435 of lender fees that were paid out of the net proceeds of the New Senior Term Loan on the Closing Date. The Company also incurred $342 of fees paid to third parties. Capitalized debt issuance costs on the Closing Date totaled $2,777. The Company amortizes debt discounts over the term of the New Senior Term Loans using the effective interest method. The amortization recorded for the three and six months ended June 30, 2023 is $161 and $310, respectively, and is included within interest expense in the condensed consolidated statements of operations and comprehensive loss. The remaining unamortized debt discount at June 30, 2023 is $2,395, excluding any deferred fees, and is reflected net against debt on the condensed consolidated balance sheets.

The New Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The New Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were three financial covenants in place at June 30, 2023: a minimum cash balance requirement, minimum annual recurring revenue requirement, and a capital expenditure limitation. Beginning with the third quarter of 2023, the Company is also subject to an adjusted EBITDA requirement (as defined in the Credit Agreement, as amended). Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the New Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

At June 30, 2023, the Company was in compliance with the minimum cash balance requirement and capital expenditure limitation. The Company's annual recurring revenue was marginally below the minimum annual recurring revenue for the period. On August 3, 2023 the New Senior Term Loan lenders waived their rights upon default retroactive to June 30, 2023 and entered into Amendment No. 3 ("Amendment No. 3") to the Credit Agreement dated July 29, 2022, further discussed in Note 18, "Subsequent Events".

New GPO Note

On June 30, 2023 (the “Subscription Date”), the Company entered into an Exchange and Settlement Agreement (the “Exchange and Settlement Agreement”) with GPO FN Noteholder LLC (the “Investor”) pursuant to which (i) the Investor returned 5,881,723 shares of Class A Common Stock held by the Investor to the Company for cancellation, (ii) the Company issued to the Investor a subordinated convertible promissory note in an initial principal amount of $46,794 (the “New GPO Note”), and (iii) the parties agreed to a mutual settlement and release of all claims (including, but not limited to, any claims by the Investor for additional shares or money damages resulting from the entry into the Merger Agreement, relating to or arising from the conversion of the Amended and Restated Senior Secured Subordinated Promissory Note, dated December 29, 2020, previously issued by a subsidiary of the pre-business combination FiscalNote Holdings, Inc. to the Investor. The exchange and settlement are non-cash exchanges in the condensed consolidated statement of cash flows. The before mentioned transactions closed on July 3, 2023.

The New GPO Note will mature on July 3, 2028, unless earlier redeemed or repurchased by the Company or converted in accordance with the terms thereof. The New GPO Note bears interest at a rate of 7.50% per annum payable quarterly in arrears, as follows: (i) for the first year following the date of issuance, interest will be payable in kind by adding interest to the principal amount of the New GPO Note; and (ii) for any period thereafter, interest will be payable in cash or freely tradeable shares of Class A Common Stock, at the Company’s option, with the value per share determined with reference to the trailing 30-day volume weighted average trading price prior to the interest payment date, subject to certain exceptions under which the Company will be permitted to pay PIK Interest.

The New GPO Note is subordinate to the Company’s obligations under its New Senior Term Loan which limits certain actions that the Company and the Investor may take under the New GPO Note. At any time prior to the July 3, 2028, the Investor is entitled to convert all or any portion of the principal amount of the New GPO Note and accrued interest thereon into shares of Class A Common Stock at $8.28 per share. The New GPO Note is subject to customary anti-dilution adjustments for stock splits and similar transactions and, subject to standard exceptions, weighted average anti-dilution protection. The principal amount, together with accrued interest thereon, of the New GPO Note is redeemable by the Company in whole or in part based on certain conditions as defined in the New GPO Note.

The Company elected to account for the New GPO Note using the fair value option. The New GPO Note was recorded at its June 30, 2023 acquisition date fair value of $36,583. The Company initially recorded a loss contingency of $11,700 in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the New GPO Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and New GPO Note, the Company recorded an additional non-cash loss on settlement with GPO of $3,474 in the condensed consolidated statement of operations for the three and six months ended June 30, 2023.

Convertible Notes

At June 30, 2023, the holders of four convertible notes that were previously issued by Old FiscalNote (the “Convertible Notes”) with a principal and accrued PIK balance of $13,094, remained outstanding. The Company incurred total interest expense related to the Convertible Notes, including the amortization of the various discounts, of $522 and $451 during the three months ended June 30, 2023 and 2022, respectively, and $1,037 and $892 for the six months ended June 30, 2023 and 2022, respectively.

Concurrently with the Closing, the Company repaid or converted to shares of Class A Common Stock of New FiscalNote all other previously outstanding debt instruments. The Company recorded $23,900 and $41,976 of interest expense during the three and six months ended June 30, 2022, respectively, related to debt that was extinguished during 2022.

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

The Company elected to account for the Dragonfly Seller Convertible Notes using the fair value option. The Dragonfly Seller Convertible Notes were recorded at their acquisition date fair value of $8,635. The fair market value at June 30, 2023 was $9,598. The non-cash gain was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss in the amount of a loss of $981 and a gain of $407 for the three and six months ended June 30, 2023, respectively. The Company incurred total interest expense related to the Dragonfly Seller Convertible Notes of $226 and $379 during the three and six months ended June 30, 2023, respectively.

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

The Aicel Convertible Note was recorded at its acquisition fair value of $1,131. The Company incurred total interest expense related to the Aicel Convertible Note of $3 and $6 during the three and six months ended June 30, 2023, respectively.

PPP Loan

On April 13, 2020, the Company received funding in the principal amount of $8,000 under the CARES Act. Interest accrues annually at 1%. On February 14, 2022, the SBA forgave $7,667 of the PPP Loan with the remaining balance of $333 to be repaid over five years. The Company recognized the forgiveness of PPP Loan as a gain on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023, the Company recorded $68 of the remaining PPP Loan as short-term debt and $130 as long-term debt in the condensed consolidated balance sheets.

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of June 30, 2023 and December 31, 2022, respectively. These fair values are deemed Level 3 liabilities within the fair value measurement framework.

	June 30, 2023	December 31, 2022
New Senior Term Loan	$161,151	$165,540
New GPO Note	36,583	-
Convertible Notes	13,419	16,942
Dragonfly Seller Convertible Notes	9,598	-
Total	$220,751	$182,482

Warrants

Old FiscalNote Warrants

At June 30, 2023, 118,700 warrants (previously issued by Old FiscalNote to lenders prior to the New Senior Term Loan) with an exercise price of $8.56, remain outstanding. These warrants are accounted for as a liability with a fair value of $68 at June 30, 2023, and are included as part of the other non-current liabilities within the condensed consolidated balance sheets.

Warrants associated with Amendment No. 1

On March 17, 2023, in connection with Amendment No. 1 discussed above, the Company issued 80,000 warrants with an exercise price of $0.01. These warrants are accounted for as a liability with a fair value of $291 at June 30, 2023, and are included as part of the other non-current liabilities within the condensed consolidated balance sheets.

9. Stockholders’ Equity

Authorized Capital Stock

The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of June 30, 2023, the Company had 120,284,209 shares of Class A common stock issued and outstanding.

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

As of June 30, 2023, the Company had 8,290,921 shares of Class B common stock issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of June 30, 2023, there were no shares of preferred stock issued and outstanding.

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

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. Upon Closing, the Company recognized $17,712 of share-based compensation expense for vested Earnout Awards. The Company recognized $257 and $1,381 of share-based compensation expense during the three and six months ended June 30, 2023, respectively. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares will be accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive loss. The liability of $68 was recorded in other non-current liabilities on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

As of June 30, 2023, there was $1,234 of unrecognized compensation expense related to the Earnout Awards to be recognized over a weighted-average period of approximately one and a half years. As of June 30, 2023, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

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

During the six months ended June 30, 2023, no public warrants were exercised into shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of June 30, 2023, the Company had 8,358,964 public warrants and 7,000,000 private placement warrants outstanding with a per share fair value of $0.44. These warrants are accounted for as a liability and have a fair value of $6,758 at June 30, 2023.

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

During the six months ended June 30, 2023, the Company issued 401,902 stock options, 25,000 performance based stock options, 5,433,779 restricted stock units, and 75,000 performance based restricted stock units. At June 30, 2023, 7,028,189 stock options, 2,556,550 performance stock options, 7,061,940 restricted stock units, and 75,000 performance based restricted stock units remain outstanding. As of June 30, 2023, the Company had 6,181,386 shares of Class A common stock available for issuance under the 2022 Plan.

The Company recognized $5,091 and $565 of stock-based compensation expense during the three months ended June 30, 2023 and 2022, respectively, and $10,360 and $825 during the six months ended June 30, 2023 and 2022, respectively. The Company recognized $138 and $276 of stock-based compensation expense related to acquisition earnouts during the three and six months ended June 30, 2023, respectively.

2022 Employee Stock Purchase Plan

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering period or on the last day of the six-month offering period. The plan is defined as compensatory, and accordingly, a stock-based compensation charge of $103 and $205 was recorded as the difference between the fair market value and the discounted purchase price of the Company's common stock for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, 102,807 shares have been issued under the ESPP and the Company had 4,396,208 shares of Class A common stock available for issuance under the ESPP.

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

13. Transaction (Gains) Costs, net

The Company incurred the following transaction costs related to businesses acquired and the consummation of the Business Combination during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Transaction costs related to acquired businesses	$157	$500	$1,379	$572
Non-capitalizable Business Combination costs	150	256	334	459
Change in contingent consideration liabilities	(177)	(171)	(333)	(1,537)
Contingent compensation expense	179	442	337	488
Total transaction costs (gains), net	$309	$1,027	$1,717	$(18)

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

Earnings (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s net loss used in computing basic and diluted earnings per share is adjusted for the deemed dividends resulting from the accretion of Old FiscalNote's preferred shares to redemption value and beneficial conversion features, as applicable. The Old FiscalNote preferred shares were outstanding as of June 30, 2023. At the closing of the Business Combination, all of Old FiscalNote’s preferred shares were exchanged for Class A common stock of New FiscalNote. Diluted earnings (loss) per share considers the impact of potentially dilutive securities.

The components of basic and diluted earnings (loss) per shares are as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2023	2022	2023	2022
Net loss	$(30,973)	$(38,360)	$(50,246)	$(66,711)
Deemed dividend - change in redemption value of preferred stock of Old FiscalNote	-	(10,614)	-	(2,219)
Net loss used to compute basic and diluted loss per share	$(30,973)	$(48,974)	$(50,246)	$(68,930)
Denominator:
Weighted average common stock outstanding, basic and diluted	134,117,122	19,020,367	133,601,798	18,876,752

Net loss per share, basic and diluted	$(0.23)	$(2.57)	$(0.38)	$(3.65)

Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive Earnout Awards	19,195,100	-	19,195,100	-
Anti-dilutive stock options	923,973	8,592,685	1,461,303	8,474,016
Anti-dilutive Convertible Notes	2,148,810	24,325,180	2,148,810	24,201,372
Anti-dilutive contingently issuable shares	1,339,924	1,481,922	1,339,924	1,481,922
Anti-dilutive restricted stock units	7,136,940	773,385	7,136,940	731,769
Anti-dilutive other liability - classified warrants	-	252,242	-	252,242
Anti-dilutive equity classified warrants	-	320,490	-	320,490
Anti-dilutive New GPO Note	5,651,436	-	5,651,436	-
Anti-dilutive Aicel Convertible Notes	112,051	-	112,051	-
Anti-dilutive convertible preferred stock	-	50,032,289	-	50,032,289
Anti-dilutive convertible senior debt	-	16,729,349	-	17,304,072
Total anti-dilutive securities excluded from diluted loss per share	36,508,234	102,507,542	37,045,564	102,798,172

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
15. Provision (Benefit) from Income Taxes

Effective Tax Rate

The Company computes its quarterly and year-to-date provisions for income taxes by applying the estimated effective tax rates to the quarterly and year-to-date pre-tax income or losses and adjusting the provisions for discrete tax items recorded in the periods. For the three months ended June 30, 2023 the Company reported a tax provision of $213 on a pre-tax loss of $30,760, which resulted in an effective tax rate of (0.69) percent. For the six months ended June 30, 2023, the Company reported a tax provision of $243 on a pre-tax loss of $50,003, which resulted in an effective tax rate of (0.49) percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to state taxes, the impact of a valuation allowance on the Company’s deferred tax assets, and other nondeductible expenses such as stock option deductions and non-deductible officer's compensation. During the six months ended June 30, 2023, the Company had discrete items relating to goodwill impairment, unrecognized tax benefits and the tax impact of interest expense on unrecognized tax benefits.

For the three months ended June 30, 2022, the Company reported a tax benefit of $176 on a pretax loss of $38,536, which resulted in an effective tax rate of 0.46 percent. For the six months ended June 30, 2022, the Company reported a tax benefit of $550 on a pretax loss of $67,261, which resulted in an effective tax rate of 0.82 percent. The Company's effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to state taxes, the impact of a valuation allowance on the Company’s deferred tax assets, an inclusion of global intangible low-taxed income ("GILTI"), disallowed interest expense, non-includible income relating to the forgiveness of the PPP loan, non-includible income relating to a fair value adjustment on contingent consideration, non-includible income for debt premium amortization relating to an equity transaction and other nondeductible expenses. During the six months ended June 30, 2022, the Company had a discrete item relating to the impact of changes in state tax rates on the Company’s deferred tax assets and exercises of stock options.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. For the six months ended June 30, 2023, the Company reported an uncertain tax position totaling $639 relating to a state tax filing position. In addition, the Company derecognized $89 deferred tax liabilities relating to historically reported R&D credits as the statute of limitations had expired during the three months ended March 31, 2022. The Company has the following activities relating to unrecognized tax benefits for the periods presented:

Beginning balances at December 31, 2022 and 2021	$639	$728
Lapses in statutes of limitations	-	(89)
Ending balances at June 30, 2023 and 2022	$639	$639

16. Fair Value Measurements and Disclosures

The carrying value of cash and cash equivalents (including investments with an original maturity of three months or less at the date of purchase), restricted cash, accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments.

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$3,678	$-	$-	$3,678
Private placement warrants	-	3,080	-	3,080
Contingent liabilities from acquisitions	-	-	2,792	2,792
Liability classified warrants (a)	-	-	103	103
New GPO Note			36,583	36,583
Dragonfly Seller Convertible Notes	-	-	9,598	9,598
(a) - Included in other non-current liabilities on the condensed consolidated balance sheets

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$10,282	$-	$-	$10,282
Private placement warrants	-	8,610	-	8,610
Contingent liabilities from acquisitions	-	-	1,579	1,579
Liability classified warrants (a)	-	-	182	182
(a) - Included in other non-current liabilities on the condensed consolidated balance sheets

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	Contingent Liabilities from Acquisitions	Liability Classified Warrants	New GPO Note	Dragonfly Seller Convertible Notes
Balance at December 31, 2022	$1,579	$182	$-	$-
Fair value at issuance date	-	-	36,583	8,635
Contingent consideration at acquisition date	1,445	-	-	-
Contingent compensation recognized	337	-	-	-
Change in fair value included in the determination of net loss(a)	(334)	(79)	-	407
Earned contingent consideration settled	(196)	-	-	-
Cash contingent consideration earned and subsequently settled	(39)	-	-	-
Paid in kind interest	-	-	-	387
Foreign exchange	-	-	-	169
Balance at June 30, 2023	$2,792	$103	$36,583	$9,598
(a)
The change in contingent liabilities from acquisitions is recorded as transaction costs on the condensed consolidated statements of operations and comprehensive loss.

Public Warrants

The fair value of the public warrants is based on the quoted market price of such warrants on the valuation date. As of June 30, 2023 and December 31, 2022, the estimated fair value of the public warrants was $3,678 and $10,282, respectively. The Company recognized a non-cash loss of $1,003 during the three months ended June 30, 2023 and a non-cash gain of $6,604 during the six months ended June 30, 2023 resulting from the change in fair value of the public warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss.

Private Placement Warrants

As of June 30, 2023 and December 31, 2022, the estimated fair value of the private warrants was $3,080 and $8,610, respectively. The Company recognized a non-cash loss of $840 during the three months ended June 30, 2023 and a non-cash gain of $5,530 during the six months ended June 30, 2023 resulting from the change in fair value of the private warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss.

New GPO Note

The New GPO Note was recognized as a liability in connection with the settlement of litigation on the Subscription Date at its estimated fair value of $36,583. The estimated fair value of the New GPO Note was determined based on a trinomial lattice model. The following table presents the assumptions used to determine the fair value of the New GPO Note at June 30, 2023:

June 30, 2023
Common stock share price	$3.64
Risk free rate	4.1%
Yield	15.5%
Expected volatility	39.0%
Expected term (years)	5.0

Dragonfly Seller Convertible Notes

The Dragonfly Seller Convertible Notes were recognized as a liability in connection with the acquisition on January 27, 2023 at a fair value of $8,635. As of June 30, 2023, the estimated fair value of the Dragonfly Seller Convertible Notes were $9,598. The non-cash loss of $968 and $395 is recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2023, respectively. The following table presents the assumptions used to determine the fair value of the Dragonfly Seller Convertible Notes at June 30, 2023 and January 27, 2023:

	June 30, 2023	January 27, 2023
Common stock share price	$3.64	$5.06
Risk free rate	4.2%	3.6%
Yield	17.0%	17.5%
Expected volatility	42.0%	40.0%
Expected term (years)	4.6	5.0

As of June 30, 2023, the difference between the aggregate fair value and the unpaid principal balance of the Dragonfly Seller Convertible Notes is $2,071.

Contingent Liabilities from acquisitions

The contingent liabilities from acquisitions are classified as Level 3 in the fair value hierarchy. At June 30, 2023 and December 31, 2022, the contingent consideration and compensation relates to the following acquisitions:

	June 30, 2023	December 31, 2022
Dragonfly	$1,310	$-
Curate	489	883
FrontierView	866	600
Equilibrium	113	43
DT Global	14	53
Total contingent liabilities from acquisitions	$2,792	$1,579

The Company settled part of the Curate contingent consideration and compensation through an issuance of 83,393 additional shares in a non-cash transaction during the first quarter of 2023 on the consolidated statement of cash flows.

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

The following inputs and assumptions were used to value contingent liabilities from acquisitions as of June 30, 2023:

	Dragonfly	Curate
Risk premium	19.5%	13.0%
Risk free rate	5.4%	5.4%
Revenue volatility	21.0%	25.0%
Expected life (years)	0.5	0.8

Liability classified warrants

The Last Out Lender Warrants are classified as Level 3 in the fair value hierarchy. The fair value of the Last Out Lender Warrants is calculated using the Black-Scholes calculation with the following inputs:

June 30, 2023
Common stock fair value	$3.64
Time to maturity (years)	2.0
Risk free rate	4.83%
Volatility	80%
Exercise price	$8.56

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. The Company has recognized an impairment of goodwill as disclosed in Note 7, "Goodwill" during the three months ended March 31, 2023. The company recognized an impairment of an operating lease asset related to certain unoccupied office space as disclosed in Note 5, "Leases" during the three months ended March 31, 2022. The Company has not identified any additional impairments to be recorded during the three and six months ended June 30, 2023 and 2022.

Excluding a total of $2,500 earned cash contingent compensation related to Predata and FrontierView being transferred from Level 3 to Level 1 during the three months ended March 31, 2022, there were no other transfers of assets or liabilities between levels during the six months ended June 30, 2023 and 2022.

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

On January 27, 2023, the Company entered into a term sheet (the “Term Sheet”) with the Disputing Lender pursuant to which the parties agreed to negotiate in good faith to enter into definitive documentation providing for the following: (i) the Disputing Lender shall return 5,881,723 shares of Class A Common Stock held by the Disputing Lender to the Company for cancellation, (ii) the Company shall issue to the Disputing Lender a subordinated convertible promissory note in an initial principal amount of $46,794 (the “New Note”), and (iii) the parties shall enter into a mutual settlement and release of all claims (including, but not limited to, any claims by the Disputing Lender for additional shares or money damages resulting from the entry into the Merger Agreement), relating to or arising from the conversion of the Original Note.

As discussed in Note 8, "Debt", on June 30, 2023, the Company entered into the Exchange and Settlement Agreement and New GPO Note. Pursuant thereto, on July 3, 2023, (i) the Disputing Lender returned 5,881,723 shares of Class A Common Stock, which the Company subsequently cancelled, (ii) the Company issued the New GPO Note, and (iii) the parties agreed to a mutual settlement and release of all claims (including, but not limited to, any claims by the Investor for additional shares or money damages resulting from the entry into the Merger Agreement), relating to or arising from the conversion of the Amended and Restated Senior Secured Subordinated Promissory Note, dated December 29, 2020, previously issued by a subsidiary of the pre-business combination FiscalNote Holdings, Inc. to the Investor.

Legal fees are recognized as incurred when the legal services are provided, and therefore are not recognized as part of the loss contingency.

18. Subsequent Events

Amendment No. 3 to the Credit Agreement

On August 3, 2023, the Company entered into Amendment No. 3 ("Amendment No. 3") to the Credit Agreement dated July 29, 2022. Among other things, Amendment No. 3 provides for: (a) the extension of the July 2023 Deferred Fee from July 29, 2023 to July 29, 2024, (b) the increase of the July 2023 Deferred Fee from $1,734 to $2,034, and (c) the revision to the minimum annual recurring revenue and adjusted EBITDA covenants (as both are defined in the Credit Agreement).

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

The Business Combination had a significant impact on our reported financial position and results as a result of the reverse recapitalization. The most significant change in our reported financial position and results was an increase in net cash of $65.6 million from gross cash proceeds of $325.0 million, including $114.0 million from the backstop agreement with the sponsor of DSAC, $61.0 million from DSAC’s trust account from its initial public offering, and $150.0 million from the New Senior Term Loan (as defined below). Such gross proceeds were offset by $45.2 million transaction costs, which principally consisted of advisory, legal and other professional fees, and were recorded in Additional Paid-in Capital, net of proceeds from the DSAC trust and $3.5 million of debt issuance costs paid out of the proceeds of the New Senior Term Loan on the Closing Date, of which $2.8 was capitalized and $0.7 million included in the loss on debt extinguishment. Cumulative debt repayments, inclusive of accrued but unpaid interest, of $210.7 million were paid in conjunction with the close, which consisted of a $75.3 million repayment of the First Out Term Loan, $61.7 million repayment of the Last Out Term Loan, a $50.0 million payment used to retire the non-converting portion of the Senior Secured Subordinated Promissory Note, a $16.3 million repayment of the 8090 FV Subordinated Promissory Note, and $7.4 million repayment of the 2021 Seller Notes. Please refer to Note 8, "Debt - Senior Capital Term Loan Refinancing" to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for information regarding our indebtedness outstanding prior to the Business Combination and the refinancing thereof.

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

•
Aicel Technologies on July 29, 2022 for $8.7 million; and
•
DT-Global on September 30, 2022 for $0.6 million.

As a result of our acquisitions, respectively, we have, and will continue to incur, significant non-cash amortization expense related to the amortization of purchased intangibles, which have reduced our operating income by approximately $2.4 million and $0.9 million during the three months ended June 30, 2023 and 2022, respectively, and $4.6 million and $1.9 million during the six months ended June 30, 2023 and 2022, respectively.

From time to time, management reviews the Company’s existing products and services based on their financial profile (e.g., revenue, margin) and strategic factors. In connection with such a review in 2020 and 2021 management decided to cease selling certain non-core subscription products representing subscription revenue of approximately $0.1 million and $0.3 million during the three months ended June 30, 2023 and 2022 and $0.3 million and $0.6 million during the six months ended June 30, 2023 and 2022, respectively.

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

We plan to invest a portion of the available capital resources in building innovative products, acquiring complementary businesses, attracting new customers and expanding our leadership role in the legal and regulatory information market. We drive growth both organically and through acquisitions. We regularly evaluate acquisitions and investment opportunities in complementary businesses to supplement our existing platform, enable us to enter new markets and ensure that we are well positioned to provide critical insights to the regulated sectors of the future. Past acquisitions have enabled us to deliver innovative solutions in new categories, such as global risk analysis and AI-enabled new products, and new data sets to enhance the functionality of our existing products. Strategic acquisitions will remain a core component of our strategy in the future.

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

Our ARR at June 30, 2023 and December 31, 2022, was $120.2 million and $113.3 million, respectively. Our ARR at June 30, 2023 and 2022 excluding the 2022 and 2023 Acquisitions, was $110.3 million and $103.5 million, respectively. ARR of the 2022 and 2023 Acquisitions, was approximately $9.9 million and $8.4 million as of June 30, 2023 and 2022, respectively, including pre-acquisition ARR performance of the 2022 and 2023 Acquisitions on the basis reported to FiscalNote in connection with such company’s acquisition.

Run-Rate Revenue

Management also monitors Run-Rate Revenue, which we define as ARR plus non-subscription revenue earned during the last twelve months. We believe Run-Rate Revenue is an indicator of our total revenue growth, incorporating the non-subscription revenue that we believe is a meaningful contribution to our business as a whole. Although our non-subscription business is non-recurring, we regularly sell different advisory services to repeat customers. The amount of actual subscription and non-subscription revenue that we recognize over any 12-month period is likely to differ from Run-Rate Revenue at the beginning of that period, sometimes significantly. Our Run-Rate Revenue at June 30, 2023 and December 31, 2022, including Acquisitions, was approximately $135.0 million and $126.7 million, respectively. Our Run-Rate Revenue at June 30, 2023 and 2022, excluding the 2022 and 2023 Acquisitions, was approximately $123.0 million and $115.4 million, respectively. Run-Rate Revenue of the 2022 and 2023 Acquisitions was approximately $12.0 million and $9.8 million as of June 30, 2023 and 2022, respectively, including pre-acquisition Run-Rate Revenue performance of the Acquisitions on the basis reported to FiscalNote in connection with such company’s acquisition.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. We calculate NRR at our parent account level. Customers from acquisitions are not included in NRR until they have been part of our condensed consolidated results for 12 months. Accordingly, the 2023 and 2022 Acquisitions are not included in our NRR for the three and six months ended June 30, 2023. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, the timing of renewals, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. NRR was 98% and 99% for the three months ended June 30, 2023 and 2022, respectively.

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

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues account for approximately 90% of our total revenues for the six months ended June 30, 2023 and 2022.

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

Comparison of the Consolidated Results for the Three and Six Months Ended June 30, 2023 and June 30, 2022

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Revenues:
Subscription	$29,462	$24,332	$5,130	21.1%	$57,929	$47,111	$10,818	23.0%
Advisory, advertising, and other	3,380	2,842	538	18.9%	6,442	6,134	308	5.0%
Total revenues	32,842	27,174	5,668	20.9%	64,371	53,245	11,126	20.9%

Operating expenses:
Cost of revenues	9,485	7,712	1,773	23.0%	18,422	14,882	3,540	23.8%
Research and development	4,510	3,791	719	19.0%	9,630	9,809	(179)	(1.8)%
Sales and marketing	11,689	10,395	1,294	12.4%	23,987	19,892	4,095	20.6%
Editorial	4,752	3,346	1,406	42.0%	9,017	7,022	1,995	28.4%
General and administrative	16,174	10,033	6,141	61.2%	34,395	20,590	13,805	67.0%
Amortization of intangible assets	2,901	2,609	292	11.2%	5,715	5,217	498	9.5%
Impairment of goodwill	-	-	-	0%	5,837	-	5,837	100.0%
Transaction costs (gains), net	309	1,027	(718)	(69.9)%	1,717	(18)	1,735	NM%
Total operating expenses	49,820	38,913	10,907	28.0%	108,720	77,394	31,326	40.5%
Operating loss	(16,978)	(11,739)	(5,239)	44.6%	(44,349)	(24,149)	(20,200)	83.6%

Interest expense, net	7,154	24,255	(17,101)	(70.5)%	13,835	46,778	(32,943)	(70.4)%
Change in fair value of financial instruments	2,987	2,048	939	45.8%	(11,693)	3,386	(15,079)	NM%
Gain on PPP loan upon extinguishment	-	-	-	0%	-	(7,667)	7,667	NM%
Loss on settlement	3,474	-	3,474	100.0%	3,474	-	3,474	NM%
Other expense, net	167	494	(327)	NM%	38	615	(577)	NM%
Net loss before income taxes	(30,760)	(38,536)	7,776	(20.2)%	(50,003)	(67,261)	17,258	(25.7)%
Provision (benefit) from income taxes	213	(176)	389	(221.0)%	243	(550)	793	(144.2)%
Net loss	$(30,973)	$(38,360)	$7,387	(19.3)%	$(50,246)	$(66,711)	$16,465	(24.7)%

Revenue:

Subscription revenue

Subscription revenue of $29.5 million for the three months ended June 30, 2023 increased $5.1 million, or 21%, from $24.3 million for the three months ended June 30, 2022. Subscription revenue of $57.9 million for the six months ended June 30, 2023 increased $10.8 million for the six months ended June 30, 2022.

The comparability of our revenues between periods was impacted by the Acquisitions described under “Factors Impacting the Comparability of Our Results of Operations” above. The table below presents the primary items that impacted the comparability of our subscription revenues between periods.

	Change for the Three Months Ended		Change for the Six Months Ended
	June 30, 2023 vs June 30, 2022		June 30, 2023 vs June 30, 2022
(In thousands)	$	%	$	%
Revenue change driver:
Impact of 2021 Acquisitions deferred revenue adjustment	$737	100%	1,730	100%
Increase from 2022 Acquisitions	501	100%	978	100%
Increase from 2023 Acquisitions	1,771	100%	2,921	100%
Decrease from discontinued products	(126)	(46)%	(270)	(45)%
Increase from organic business	2,247	9%	5,459	11%
Revenues, net (total change)	$5,130	21%	$10,818	23%

Our organic growth (determined based on FiscalNote ownership over a full calendar year) has grown through the successful integration of our 2021 Acquisitions (defined as the acquisition of FactSquared LLC and the acquisitions in calendar year 2021) as evidenced by the growth in our organic ARR from $103.0 million at June 30, 2022 compared to $110.2 million at June 30, 2023. Also contributing towards our growth in revenue is a realignment of our business development team, strategic price increases, and rollout of new products. Revenue for the six months ended June 30, 2023 reflects a full six months of revenue from the 2022 Acquisitions as well as a partial period of revenue contribution from the 2023 Acquisition, whereas revenue for the six months ended June 30, 2022 does not reflect any revenue contribution from the 2022 and 2023 Acquisitions.

Advisory, advertising, and other revenue

Advisory, advertising, and other revenue was $3.4 million for the three months ended June 30, 2023, as compared to $2.8 million for the three months ended June 30, 2022. The increase of $0.5 million, or 19%, was primarily due to timing of revenue recognition for certain contracts.

Advisory, advertising, and other revenue was $6.4 million for the six months ended June 30, 2023, as compared to $6.1 million for the three months ended June 30, 2022. The increase of $0.3 million, or 5%, was primarily due to timing of revenue recognition for certain contracts.

Revenue by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Three Months Ended June 30,		Change
(In thousands)	2023	2022	$	%
North America	$26,744	$24,105	$2,639	10.9%
Europe	5,077	2,503	2,574	102.8%
Australia	288	276	12	4.3%
Asia	733	290	443	NM%
Total revenues	$32,842	$27,174	$5,668	20.9%

	Six Months Ended June 30,		Change
(In thousands)	2023	2022	$	%
North America	$52,896	$47,304	$5,592	11.8%
Europe	9,177	5,002	4,175	83.5%
Australia	577	534	43	8.1%
Asia	1,721	405	1,316	NM%
Total revenues	$64,371	$53,245	$11,126	20.9%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North America revenues increased primarily for the reasons stated above. Revenues outside of North America increased primarily due to our acquisitions of Dragonfly (included in Europe) and Aicel (included in Asia).

Cost of revenues

Cost of revenues was $9.5 million for the three months ended June 30, 2023, as compared to $7.7 million for the three months ended June 30, 2022. The increase of $1.8 million, or 23%, was primarily attributable to an increase of $0.9 million related to the 2022 and 2023 Acquisitions combined with an increase in amortization expense of approximately $1.0 million related to capitalized software development costs and developed technology.

Cost of revenues was $18.4 million for the six months ended June 30, 2023, as compred to $14.9 million for the six months ended June 30, 2022. The increase of $3.5 million, or 24%, was primarily attributable to an increase of $1.9 million related to the 2022 and 2023 Acquisitions combined with an increase in amortization expense of approximately $1.7 million related to capitalized software development costs and developed technology.

Research and development

Research and development expense was $4.5 million for the three months ended June 30, 2023 as compared to $3.8 million for the three months ended June 30, 2022. The increase of $0.7 million, or 19%, was primarily attributable to $0.3 million of incremental share-based compensation and $0.3 million of research and development costs incurred by our 2022 and 2023 Acquisitions.

Research and development expense was $9.6 million for the six months ended June 30, 2023 as compared to $9.8 million for the six months ended June 30, 2022. The decrease of $0.2 million, or 2%, was primarily attributable to a decrease of $1.4 million of compensation and benefits, offset by $0.6 million incremental share-based compensation and $0.5 million of research and development costs incurred by our 2022 and 2023 Acquisitions.

Sales and marketing

Sales and marketing expense was $11.7 million for the three months ended June 30, 2023 as compared to $10.4 million for the three months ended June 30, 2022. The increase of $1.3 million, or 12%, was primarily attributable to an increase of $0.8 million from our 2022 and 2023 Acquisitions, $0.5 million of commission amortization, and an increase of $0.2 million of share-based compensation.

Sales and marketing expense was $24.0 million for the six months ended June 30, 2023 as compared to $19.9 million for the six months ended June 30, 2022. The increase of $4.1 million, or 21%, was primarily attributable to an increase of $0.7 million in compensation and benefits stemming from an increase in our sales team headcount, build out of our sales leadership, an increase of $1.4 million from our 2022 and 2023 Acquisitions, $0.8 million of commission amortization, an increase of $0.5 million of share-based compensation, an increase of $0.4 million related to software, and an increase of $0.2 million of bad debt expense relating to implementation of new accounting guidance.

Editorial expense

Editorial expense was $4.8 million for the three months ended June 30, 2023 as compared to $3.3 million for the three months ended June 30, 2022. The increase was primarily the result of an increase of our 2022 and 2023 Acquisitions and headcount realignment within the Company.

Editoral expense was $9.0 million for the six months ended June 30, 2023 as compared to $7.0 million for the six months ended June 30, 2022. The increase was primarily the result of an increase of our 2022 and 2023 Acquisitions and headcount realignment within the Company.

General and administrative

General and administrative expense was $16.2 million for the three months ended June 30, 2023 as compared to $10.0 million for the three months ended June 30, 2022. The increase of $6.1 million, or 61%, was primarily attributable to $4.2 million of incremental non-cash stock based compensation expense, $1.2 million associated with incremental public costs such as insurance, build out of investor relations and people teams, and $0.8 million of incremental costs from the 2022 and 2023 Acquisitions.

General and administrative expense was $34.4 million for the six months ended June 30, 2023 as compared to $20.6 million for the six months ended June 30, 2022. The increase of $13.8 million, or 67%, was primarily attributable to $9.7 million of incremental non-cash stock based compensation expense, $2.4 million associated with incremental public costs such as insurance, build out of investor relations and people teams, and $1.7 million of incremental costs from the 2022 and 2023 Acquisitions.

Impairment of goodwill

Impairment of goodwill was $5.8 million recognized during the first quarter of 2023 related to the impairment of goodwill in the ESG reporting unit.

Amortization of intangibles

Amortization of intangibles was $2.9 million for the three months ended June 30, 2023 as compared to $2.6 million for the three months ended June 30, 2022. The increase of $0.3 million, or 11%, is primarily due to the increase in amortizable intangible assets from the 2022 and 2023 Acquisitions.

Amortization of intangibles was $5.7 million for the six months ended June 30, 2023 as compared to $5.2 million for the six months ended June 30, 2022. The increase of $0.5 million, or 10%, is primarily due to the the increase in amortizable intangible assets from the 2022 and 2023 Acquisitions.

Transaction costs (gains), net

Transaction costs were $0.3 million for the three months ended June 30, 2023, as compared to transaction costs of $1.0 million for the three months ended June 30, 2022. The change of $0.7 million relates to a $0.3 million decrease in transactions costs related to business acquisitions primarily related to the acquisition of Dragonfly in 2023 offset by transaction costs related to the 2022 acquisitions combined with a contingent compensation and earnout liabilities recognized in 2022 related to our 2021 Acquisitions.

Transaction costs were $1.7 million for the six months ended June 30, 2023, as compared to transaction gains of $0.0 million for the six months ended June 30, 2022. The change of $1.7 million relates to a $0.8 million increase in transactions costs related to business acquisitions primarily related to the acquisition of Dragonfly offset by 2022 Acquisition costs combined with a $1.0 million gain from contingent compensation and earnout liabilities recognized for the six months ended June 30, 2022 related to our 2021 Acquisitions and the reversing of previously recognized earnout liabilities.

Interest expense, net

Interest expense was $7.2 million for the three months ended June 30, 2023 as compared to $24.3 million for the three months ended June 30, 2022. The decrease in interest expense of $17.1 million was primarily due interest expense we recorded related to the convertible notes that converted into equity as part of the Business Combination as well as interest expense incurred related to the $18.0 million related party convertible note issued in the fourth quarter of 2021.

Interest expense was $13.8 million for the six months ended June 30, 2023 as compared to $46.8 million for the six months ended June 30, 2022. The decrease in interest expense of $33.0 million was primarily due interest expense we recorded related to the convertible notes that converted into equity as part of the Business Combination as well as interest expense incurred related to the $18.0 million related party convertible note issued in the fourth quarter of 2021.

Change in fair value of financial instruments

Change in fair value of financial instruments was a $3.0 million loss for the three months ended June 30, 2023 as compared to a $2.0 million loss for the three months ended June 30, 2022. The increase in loss of $1.0 million primarily represents a loss that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination and a loss on the Dragonfly Seller Convertible Notes, offset by the loss resulting from the final fair value adjustment of the embedded derivative liabilities that were settled as part of the Business Combination.

Change in fair value of financial instruments was a $11.7 million gain for the six months ended June 30, 2023 as compared to a $3.4 million loss for the six months ended June 30, 2022. The increase of $15.1 million primarily represents a gain that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination offset by a loss on the Dragonfly Seller Convertible Notes and the loss resulting from the final fair value adjustment of the embedded derivative liabilities that were settled as part of the Business Combination.

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

Adjusted Revenues

The following table presents our calculation of Adjusted Revenues for the periods presented, and a reconciliation of this measure to our GAAP revenues for the same periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Subscription revenue	$29,462	$24,332	$57,929	$47,111
Deferred revenue adjustment	-	737	-	1,730
Adjusted subscription revenue	29,462	25,069	57,929	48,841
Advisory, advertising, and other revenue	3,380	2,842	6,442	6,134
Adjusted Revenues	$32,842	$27,911	$64,371	$54,975

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Adjusted Revenues	$32,842	$27,911	$64,371	$54,975
Costs of revenue	(9,485)	(7,712)	(18,422)	(14,882)
Amortization of intangible assets	3,061	2,009	5,658	3,832
Adjusted Gross Profit	$26,418	$22,208	$51,607	$43,925
Adjusted Gross Profit Margin	80%	80%	80%	80%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net loss	$(30,973)	$(38,360)	$(50,246)	$(66,711)
Provision (benefit) from income taxes	213	(176)	243	(550)
Depreciation and amortization	6,297	4,914	12,044	9,631
Interest expense, net	7,154	24,255	13,835	46,778
EBITDA	(17,309)	(9,367)	(24,124)	(10,852)
Deferred revenue adjustment (a)	-	737	-	1,730
Stock-based compensation	5,482	565	11,988	825
Change in fair value of financial instruments (b)	2,987	2,048	(11,693)	3,386
Other non-cash (gains) charges (c)	58	271	5,931	(8,338)
Acquisition related costs (d)	157	500	1,379	572
Employee severance costs (e)	381	-	750	-
Non-capitalizable debt raising costs	110	-	316	403
Other infrequent costs (f)	-	-	-	20
Costs incurred related to the transaction (g)	150	256	334	459
Loss contingency (h)	3,722	-	3,890	-
Adjusted EBITDA	$(4,262)	$(4,990)	$(11,229)	$(11,795)
Adjusted EBITDA Margin	(13.0)%	(17.9)%	(17.4)%	(21.5)%
(a)
Reflects deferred revenue fair value adjustments arising from the purchase price allocation in connection with the 2021 Acquisitions.
(b)
Reflects the non-cash impact from the mark to market adjustments on our financial instruments.
(c)
Reflects the non-cash impact of the following: (i) impairment of goodwill of $5,837 in the first quarter of 2023, (ii) loss from equity method investment of $34 in the first quarter of 2023 and $56 in the second quarter of 2023, (iii) charge of $2 in the first quarter of 2023 and $2 in the second quarter of 2023 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021, 2022, and 2023 Acquisitions; (iv) gain of $1,320 in the first quarter of 2022 and a charge of $271 in the second quarter of 2022 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021 Acquisitions, (v) gain of $7,667 related to the partial forgiveness of our PPP Loan during the first quarter of 2022, and (vi) $378 impairment charge recognized in the first quarter of 2022 related to the abandonment of one of our leases upon adoption of ASC 842 on January 1, 2022.
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
(h)
Reflects (i) $3,474 non-cash loss contingency charge related to the settlement with GPO FN Noteholder LLC recorded in the second quarter of 2023 and (ii) accounting and legal costs incurred associated with the settlement with GPO FN Noteholder LLC totaling $168 in the first quarter of 2023 and $248 in the second quarter of 2023. See further discussion in Note 17, "Commitments and Contingencies” and Note 8, “Debt”.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. Through June 30, 2023, we have funded our operations with proceeds from the Business Combination as well as the closing of the New Senior Term Loan whereby the Company received $65.6 million of net cash proceeds, additional borrowings under debt facilities, and receipts from the sale of our products to customers in the ordinary course of business. At June 30, 2023, the Company’s cash, cash equivalents, and restricted cash was $38.1 million compared to $61.2 million at December 31, 2022.

The Company had a negative working capital balance of $46.7 million (excluding cash) at June 30, 2023 and had an accumulated deficit of $751.2 million and $700.7 million as of June 30, 2023 and December 31, 2022, respectively, and has incurred net losses of $50.2 million and $66.7 million for the six months ended June 30, 2023 and 2022, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development. Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model.

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

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, convertible debt, and preferred share issuances. Our principal debt plus paid-in kind interest outstanding as of June 30, 2023 and December 31, 2022 consisted of the following (excluding any fair value adjustments and debt discounts, as applicable):

(In thousands)	June 30, 2023	December 31, 2022
New Senior Term Loan	$157,421	$150,647
New GPO Note	46,794	-
Convertible Notes	13,094	12,219
Dragonfly Seller Convertible Notes	11,668	-
Aicel Convertible Note	1,126	1,174
PPP Loan	198	251
Total Principal plus PIK Outstanding	$230,301	$164,291

New Senior Term Loan

In connection with the Closing, FiscalNote entered into a $150.0 million senior credit agreement (the “Credit Agreement”) with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC (together the “New Senior Lenders”). The Credit Agreement also provides for an uncommitted incremental loan facility totaling $100.0 million available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “New Incremental Term Facility”) (collectively the “New Senior Credit Facility”). The annual interest of the New Senior Term Loan consists of two components: a cash interest component of (a) the greater of (i) Prime Rate plus 5.0% per annum and (ii) 9.0% payable monthly in cash, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. The New Senior Credit Facility will mature on July 29, 2027. Beginning on August 15, 2025, 50% of the outstanding principal amount of the Senior Term Loan must be repaid in even amounts on a monthly basis over the remaining 24 months, with the final balance due on July 15, 2027. Borrowings under our New Senior Credit Facility are collateralized by substantially all assets of the borrowers and guarantors party thereto.

On March 17, 2023, the Company, entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement dated July 29, 2022. Among other things, Amendment No. 1 provided for the extension of an incremental term loan by one of the lenders to the borrowers under the facility in the principal amount of $6.0 million which was received by the Company on March 31, 2023, on the same terms as the existing term loans (the “Incremental Facility”).

On May 16, 2023, the Company, entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement dated July 29, 2022. Among other things, Amendment No. 2 joined Dragonfly Eye Limited (“Dragonfly”) and Oxford Analytica Limited (“Oxford Analytica”), each a wholly owned subsidiary of the Company, as Guarantors under the Credit Agreement.

During the six months ended June 30, 2023, we made cash interest payments totaling $9.9 million related to the New Senior Term Loan.

The New Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The New Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were three financial covenants in place at June 30, 2023: a minimum cash balance, minimum annual recurring revenue requirement, and a capital expenditure limitation. At June 30, 2023, the Company was in compliance with the minimum cash balance requirement and capital expenditure limitation. The Company's annual recurring revenue was marginally below the minimum annual recurring revenue for the period. On August 3, 2023 the New Senor Term Loan lenders waived their rights upon default retroactive to June 30, 2023. Beginning with the third quarter of 2023, the Company is subject to an adjusted EBITDA requirement (as defined in the New Senior Term Loan, as amended). Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the New Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

See Note 8 “Debt” and Note 18 "Subsequent Events" to the condensed consolidated financial statements included elsewhere herein.

New GPO Note

On June 30, 2023 (the “Subscription Date”), the Company entered into an Exchange and Settlement Agreement (the “Exchange and Settlement Agreement”) with GPO FN Noteholder LLC (the “Investor”) pursuant to which (i) the Investor returned 5,881,723 shares of Class A Common Stock held by the Investor to the Company for cancellation, (ii) the Company issued to the Investor a subordinated convertible promissory note in an initial principal amount of $46,794 (the “New GPO Note”), and (iii) the parties agreed to a mutual settlement and release of all claims (including, but not limited to, any claims by the Investor for additional shares or money damages resulting from the entry into the Merger Agreement, relating to or arising from the conversion of the Amended and Restated Senior Secured Subordinated Promissory Note, dated December 29, 2020, previously issued by a subsidiary of the pre-business combination FiscalNote Holdings, Inc. to the Investor. The exchange and settlement are non-cash exchanges in the condensed consolidated statement of cash flows. The before mentioned transactions closed on July 3, 2023.

The New GPO Note will mature on July 3, 2028, unless earlier redeemed or repurchased by the Company or converted in accordance with the terms thereof. The New GPO Note bears interest at a rate of 7.50% per annum payable quarterly in arrears, as follows: (i) for the first year following the date of issuance, interest will be payable in kind by adding interest to the principal amount of the New GPO Note; and (ii) for any period thereafter, interest will be payable in cash or freely tradeable shares of Class A Common Stock, at the Company’s option, with the value per share determined with reference to the trailing 30-day volume weighted average trading price prior to the interest payment date, subject to certain exceptions under which the Company will be permitted to pay PIK Interest.

The New GPO Note is subordinate to the Company’s obligations under its New Senior Term Loan which limits certain actions that the Company and the Investor may take under the New GPO Note. At any time prior to the July 3, 2028, the Investor is entitled to convert all or any portion of the principal amount of the New GPO Note and accrued interest thereon into shares of Class A Common Stock at $8.28 per share. The New GPO Note is subject to customary anti-dilution adjustments for stock splits and similar transactions and, subject to standard exceptions, weighted average anti-dilution protection. The principal amount, together with accrued interest thereon, of the New GPO Note is redeemable by the Company in whole or in part based on certain conditions as defined in the New GPO Note.

The Company elected to account for the New GPO Note using the fair value option. The New GPO Note was recorded at its June 30, 2023 acquisition date fair value of $36,583. The Company initially recorded a loss contingency of $11,700 in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the New GPO Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and New GPO Note, the Company recorded an additional loss on settlement with GPO of $3,474 in the condensed consolidated statement of operations for the three and six months ended June 30, 2023.

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

Capital expenditures

Capital expenditures primarily consist of purchases of capitalized software costs and property and equipment. Our capital expenditures program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment to grow our business. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. Our total capital expenditures were $4.1 million and $6.0 million for the six months ended June 30, 2023 and 2022, respectively.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(20,206)	$(18,348)
Investing activities	$(9,096)	$(6,041)
Financing activities	$6,564	$19,727
Effect of exchange rates on cash	$(383)	$(352)
Net change in cash and cash equivalents	$(23,121)	$(5,014)

Operating activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock based compensation, changes in fair value of warrant liabilities, non-cash interest expense, and loss on debt extinguishment, as well as the effect of changes in working capital and other activities.

Cash used in operating activities in the six months ended June 30, 2023 was $20.2 million, an increase of $1.9 million compared to the six months ended June 30, 2022. The primary factors affecting our net operating cash flows during this period was our net loss of $50.3 million, which includes non-cash expenses items totaling $30.4 million, including impairment of goodwill of $5.8 million, non-cash and paid-in kind interest expense of $4.2 million, stock-based compensation expense of $12.0 million, a gain due to the change in fair value of financial instruments of $11.7 million, non-cash lease expense of $2.4 million, loss on settlement with GPO of $3.5 million, and amortization and depreciation of $13.8 million, other non-cash items of $0.4 million and the effect of changes in operating assets and liabilities that resulted in cash outflows of $0.3 million.

Net cash used in operating activities was $18.3 million during the six months ended June 30, 2022. The primary factors affecting our operating cash flows during this period was our net loss of $66.7 million adjusted for non-cash items of $52.3 million, primarily consisting of $9.6 million of depreciation and amortization, $0.8 million of stock-based compensation, $42.9 million of non-cash interest expense, $3.2 million of non-cash operating lease expense, $1.2 million of amortization of deferred costs to obtain contracts, non-cash charge of $3.4 million resulting from the change in fair value of financial instruments, offset by $7.7 million gain on PPP Loan forgiveness, non-cash gain of $1.5 million resulting from the change of fair value of contingent consideration, $0.5 million of deferred income tax benefit and the effect of changes in operating assets and liabilities that resulted in cash outflows of $3.9 million.

Investing activities

Net cash used in investing activities in the six months ended June 30, 2023 was $9.1 million compared to $6.0 million in the six months ended June 30, 2022. Net cash used in investing activities in the six months ended June 30, 2023 primarily consisted of cash paid for acquisitions, net of cash acquired of $5.0 million and cash paid of $4.1 million of capital expenditures primarily related to software development costs. Net cash used in investing activities in the six months ended June 30, 2022 was $6.0 million of capital expenditures.

Financing activities

Net cash provided by financing activities in the six months ended June 30, 2023 was $6.6 million, compared to $19.7 million for the six months ended June 30, 2022. Net cash provided by financing activities during the six months ended June 30, 2023 primarily consisted of $6.0 million from Amendment 1 to the Credit Agreement and $0.6 million from the proceeds from the exercise of stock options. Net cash provided by financing activities during the six months ended June 30, 2022 was $19.7 million, primarily consisted of $19.5 million of the increase in our senior debt attributable to the New Senior Term Loan and $0.4 million from proceeds from the exercise of stock options.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the six months ended June 30, 2023, as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 28, 2023 except for the change in one intangible asset discussed in Note 6, "Intangible Assets".

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

Debt instruments measured at fair value

The Company accounts for certain of its debt obligations at fair value. Accordingly, the Company recognizes the debt obligations upon inception at fair value. The debt obligations are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statement of operations. The Company estimates the fair value of the debt obligation using a lattice model.

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

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue for the three and six months ended June 30, 2023, was negatively impacted by approximately 1.0% compared to the three and six months ended June 30, 2022.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate New Senior Term Loan. Our exposure to changes in interest rates is associated with the Prime Rate.

As of June 30, 2023, we had outstanding borrowings on our New Senior Term Loan of $157.0 million, which bears cash interest at a floating rate based on the Prime Rate plus an applicable margin. At June 30, 2023, the interest rate on our New Senior Term Loan was 13.25%. Assuming no change in the outstanding borrowings on our New Senior Term Loan, we estimate that a one percentage point increase in the Prime Rate would increase our annual cash interest expense by approximately $1.6 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, due to the material weakness identified in the prior year, our disclosure controls and procedures were not effective as of June 30, 2023. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses identified in prior year and material weakness remediation activities, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than as reported on each of our Current Reports on Form 8-K filed on July 3, 2023, we did not have any unregistered sales of equity securities during the three months ended June 30, 2023.

Use of Proceeds

Not applicable

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Entry into a Material Definitive Agreement.

On August 3, 2023, FiscalNote, Inc., a wholly owned subsidiary of the Company, entered into Amendment No. 3 (“Amendment No. 3”) to its Second Amended and Restated Credit and Guaranty Agreement dated July 29, 2022 (the “Existing Credit Agreement,” as amended by Amendment No. 1 and Amendment No. 2, the “Credit Agreement”). Capitalized terms used but not defined in this Part II – Item 5 have the meanings given to such terms in the Credit Agreement.

Among other things, Amendment No. 3 (1) modifies the Minimum Adjusted EBITDA and Minimum ARR levels that the Loan Parties are obligated to attain on a quarterly basis, (2) postpones by 12 months the payment of the Original Final Payment, which otherwise would have been due on July 29, 2023, and (3) modifies the amounts of the Original Final Payment and Restatement Date Final Payment, in each case in the manner set forth in Amendment No. 3.

Amendment No. 3 was entered into by and among FiscalNote, Inc., as Borrower Representative, CQ-Roll Call, Inc., Capitol Advantage LLC, VoterVoice, L.L.C. and Sandhill Strategy LLC as Borrowers, the Company, FiscalNote Intermediate Holdco, Inc., FiscalNote Holdings II, Inc., Fireside 21, LLC, Factsquared, LLC, The Oxford Analytica International Group, LLC, Oxford Analytica Inc., FiscalNote Boards LLC, Predata, Inc., Curate Solutions, Inc., Forge.AI, Inc., Frontier Strategy Group LLC, Oxford Analytica Ltd. and Dragonfly Eye Ltd., as Guarantors, Runway Growth Finance Corp., as administrative agent and collateral agent, and each lender party thereto.

A copy of Amendment No. 3 is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The above description of the material terms of Amendment No. 3 are qualified in their entirety by reference to such exhibit.

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
4.2

Form of Restricted Stock Agreement, dated as of March 25, 2022, pursuant to the Membership Interest Purchase Agreement, dated as of November 19, 2021, by and among FiscalNote, Inc., the unitholders listed on the Appendix 1 thereto and Legacy FiscalNote.

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
10.6

Joinder and Amendment No. 2 to Second Amended and Restated Credit and Guaranty Agreement by and among FiscalNote, Inc., CQ-Roll Call, Inc., Capitol Advantage LLC, VoterVoice, L.L.C. and Sandhill Strategy LLC as Borrowers, Dragonfly Eye Limited and Oxford Analytica Limited as New Guarantors, Runway, as administrative agent and collateral agent, and each lender party thereto.

Exhibit 10.1 to the Current Report on Form 8-K filed on May 17,2023 (File No. 001-39672)
10.7	Exchange and Settlement Agreement (the “Exchange and Settlement Agreement”) with GPO FN Noteholder LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on July 3,2023 (File No. 001-39672)
10.8

Amendment No. 3 to Second Amended and Restated Credit and Guaranty Agreement by and among FiscalNote, Inc., CQ-Roll Call, Inc., Capitol Advantage LLC, VoterVoice, L.L.C. and Sandhill Strategy LLC as Borrowers, the Company, FiscalNote Intermediate Holdco, Inc., FiscalNote Holdings II, Inc., Fireside 21, LLC, Factsquared, LLC, The Oxford Analytica International Group, LLC, Oxford Analytica Inc., FiscalNote Boards LLC, Predata, Inc., Curate Solutions, Inc., Forge.AI, Inc., Frontier Strategy Group LLC, Oxford Analytica Ltd. and Dragonfly Eye Ltd., as Guarantors, Runway Growth Finance Corp., as administrative agent and collateral agent, and each lender party thereto.

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

FISCALNOTE HOLDINGS, INC.

Date: August 9, 2023	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Date: August 9, 2023	By:	/s/ Timothy Hwang
Name: Timothy Hwang
Title: Chief Executive Officer