Form 10-Q
period 2023-09-30
FiscalNote Holdings, Inc.
filed 2023-11-14
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 120,941,702 shares of Class A common stock, $0.0001 par value per share, outstanding, and 8,290,921 shares of Class B common Stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares, and par value)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$16,489	$60,388
Restricted cash	844	835
Short-term investments	7,113	-
Accounts receivable, net	13,753	14,909
Costs capitalized to obtain revenue contracts, net	3,194	2,794
Prepaid expenses	3,490	4,315
Other current assets	3,300	2,764
Total current assets	48,183	86,005

Property and equipment, net	6,410	7,325
Capitalized software costs, net	15,406	13,946
Noncurrent costs capitalized to obtain revenue contracts, net	4,248	3,976
Operating lease assets	18,247	21,005
Goodwill	206,887	194,362
Customer relationships, net	57,737	56,348
Database, net	19,351	21,020
Other intangible assets, net	23,859	28,728
Other non-current assets	535	442
Total assets	$400,863	$433,157

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$68	$68
Accounts payable and accrued expenses	12,710	13,739
Deferred revenue, current portion	45,708	35,569
Customer deposits	1,129	3,252
Contingent liabilities from acquisitions, current portion	411	696
Operating lease liabilities, current portion	3,227	6,709
Other current liabilities	1,871	2,079
Total current liabilities	65,124	62,112

Long-term debt, net of current maturities	213,157	161,980
Deferred tax liabilities	2,695	714
Deferred revenue, net of current portion	998	918
Contingent liabilities from acquisitions, net of current portion	1,710	883
Operating lease liabilities, net of current portion	26,837	29,110
Public and private warrant liabilities	2,765	18,892
Other non-current liabilities	4,008	13,858
Total liabilities	317,294	288,467
Commitment and contingencies (Note 17)
Stockholders' equity:
Class A Common stock ($0.0001 par value, 1,700,000,000 authorized, 120,604,828 and 123,125,595 issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	11	12
Class B Common stock ($0.0001 par value, 9,000,000 authorized, and 8,290,921 issued and outstanding at September 30, 2023 and December 31, 2022)	1	1
Additional paid-in capital	851,047	846,205
Accumulated other comprehensive loss	(1,822)	(785)
Accumulated deficit	(765,668)	(700,743)
Total stockholders' equity	83,569	144,690
Total liabilities and stockholders' equity	$400,863	$433,157

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Subscription	$30,057	$26,075	$87,986	$73,186
Advisory, advertising, and other	3,952	2,996	10,394	9,130
Total revenues	34,009	29,071	98,380	82,316
Operating expenses: (1)
Cost of revenues	10,441	8,699	28,863	23,581
Research and development	4,540	5,629	14,170	15,438
Sales and marketing	11,235	11,830	35,222	31,722
Editorial	4,516	4,218	13,533	11,240
General and administrative	14,418	38,945	48,813	59,535
Amortization of intangible assets	2,899	2,601	8,614	7,818
Impairment of goodwill	-	-	5,837	-
Transaction costs (gains), net	(579)	1,275	1,138	1,257
Total operating expenses	47,470	73,197	156,190	150,591
Operating loss	(13,461)	(44,126)	(57,810)	(68,275)

Interest expense, net	8,018	42,894	21,853	89,672
Change in fair value of financial instruments	(7,157)	(21,910)	(18,850)	(18,524)
Gain on PPP loan upon extinguishment	-	-	-	(7,667)
Loss on debt extinguishment, net	-	45,250	-	45,250
Loss on settlement	-	-	3,474	-
Other expense, net	207	928	245	1,543
Net loss before income taxes	(14,529)	(111,288)	(64,532)	(178,549)
Provision (benefit) from income taxes	(62)	(2,286)	181	(2,836)
Net loss	(14,467)	(109,002)	(64,713)	(175,713)
Other comprehensive loss	(1,006)	(1,003)	(1,037)	(1,777)
Total comprehensive loss	$(15,473)	$(110,005)	$(65,750)	$(177,490)

Net loss	$(14,467)	$(109,002)	$(64,713)	$(175,713)
Deemed dividend	-	(24,351)	-	(26,570)
Net loss used to compute loss per share	$(14,467)	$(133,353)	$(64,713)	$(202,283)

Loss per share attributable to common shareholders:
Basic	$(0.11)	$(1.39)	$(0.49)	$(4.52)
Diluted	$(0.11)	$(1.63)	$(0.49)	$(5.03)
Weighted average shares used in computing loss per shares attributable to common shareholders:
Basic	128,832,502	96,117,011	131,994,563	44,757,851
Diluted	128,832,502	96,235,930	131,994,563	44,876,770

(1) Amounts include stock-based compensation expenses, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$45	$13	$185	$36
Research and development	328	504	1,080	609
Sales and marketing	1,041	721	1,718	828
Editorial	120	513	292	560
General and administrative	4,690	28,292	14,937	28,835

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Temporary Equity		Equity (Deficit)
	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	41,746,262	$449,211	15,456,165	$-	$-	$(631)	$(481,414)	$(482,045)
Retroactive conversion of shares due to Business Combination	7,806,546		2,890,301	-	-	-	-	-
Balance at December 31, 2021, as converted	49,552,808	$449,211	18,346,466	$-	$-	$(631)	$(481,414)	$(482,045)
Accretion of preferred stock to redemption value	-	(8,390)	-	-	-	-	8,395	8,395
Exercise of stock options	-	-	54,765	-	-	-	215	215
Stock-based compensation expense	-	-	-	-	-	-	260	260
Net loss	-	-	-	-	-	-	(28,351)	(28,351)
Foreign currency translation gain	-	-	-	-	-	85	-	85
Balance at March 31, 2022	49,552,808	$440,821	18,401,231	$-	$-	$(546)	$(500,895)	$(501,441)
Accretion of preferred stock to redemption value	-	10,609	-	-	-	-	(10,614)	(10,614)
Exercise of stock options	-	-	73,064	-	-	-	152	152
Repurchase of common stock	-	-	(9,785)	-	-	-	(88)	(88)
Stock-based compensation expense	-	-	220,321	-	-	-	608	608
Net loss	-	-	-	-	-	-	(38,360)	(38,360)
Foreign currency translation loss	-	-	-	-	-	(859)	-	(859)
Balance at June 30, 2022	49,552,808	$451,430	18,684,831	$-	$-	$(1,405)	$(549,197)	$(550,602)
Change in par value	-	-	-	2	(2)	-	-	-
Accretion of preferred stock to redemption value	-	24,351	-	-	(24,351)	-	-	(24,351)
Issuance of Class A common stock upon redemption of preferred stock	(49,552,808)	(475,781)	47,595,134	5	475,776	-	-	475,781
Issuance of Class A common stock and Class B common stock in connection with Business Combination, net	-	-	62,664,098	6	346,791	-	-	346,797
Issuance of Class A common stock in connection with business acquisitions	-	-	859,016	-	8,590	-	-	8,590
Issuance of Class A common stock upon exercise of public warrants	-	-	610,548	-	4,732	-	-	4,732
Issuance of Class A common stock upon vesting of restricted share units	-	-	305,671	-	-	-	-	-
Issuance of Class A common stock upon exercise of stock options	-	-	8,214	-	19	-	-	19
Stock-based compensation expense	-	-	-	-	30,043	-	-	30,043
Net loss	-	-	-	-	-	-	(109,002)	(109,002)
Foreign currency translation loss	-	-	-	-	-	(1,003)	-	(1,003)
Balance at September 30, 2022	-	-	130,727,512	$13	$841,598	$(2,408)	$(658,199)	$181,004

Balance at December 31, 2022	-	-	131,416,516	13	846,205	(785)	(700,743)	144,690
Adoption of new accounting standard	-	-	-	-	-	-	(212)	(212)
Issuance of Class A common stock in connection with business acquisitions	-	-	1,885,149	-	9,539	-	-	9,539
Issuance of Class A common stock upon vesting of restricted share units	-	-	287,157	-	-	-	-	-
Issuance of Class A common stock upon exercise of stock options	-	-	194,775	-	264	-	-	264
Issuance of Class A common stock upon settlement of contingent consideration	-	-	83,393	-	196	-	-	196
Stock-based compensation expense	-	-	-	-	6,506	-	-	6,506
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(917)	-	-	(917)
Net loss	-	-	-	-	-	-	(19,273)	(19,273)
Foreign currency translation loss	-	-	-	-	-	(359)	-	(359)
Balance at March 31, 2023	-	$-	133,866,990	$13	$861,793	$(1,144)	$(720,228)	$140,434
Issuance of Class A common stock upon vesting of restricted share units	-	-	478,619	-	-	-	-	-
Issuance of Class A common stock upon employee stock purchase plan	-	-	102,807	-	318			318
Issuance of Class A common stock upon exercise of stock options	-	-	8,437	-	35	-	-	35
Stock-based compensation expense	-	-	-	-	5,482	-	-	5,482
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(494)	-	-	(494)
Return of common stock (Note 17)			(5,881,723)	(1)	(21,409)	-	-	(21,410)
Net loss	-	-	-	-	-	-	(30,973)	(30,973)
Foreign currency translation gain	-	-	-	-	-	328	-	328
Balance at June 30, 2023	-	$-	128,575,130	$12	$845,725	$(816)	$(751,201)	$93,720
Issuance of Class A common stock upon vesting of restricted share units	-	-	313,090	-	-	-	-	-
Issuance of Class A common stock upon exercise of stock options	-	-	7,529	-	33	-	-	33
Stock-based compensation expense	-	-	-	-	5,590	-	-	5,590
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(301)	-	-	(301)
Net loss	-	-	-	-	-	-	(14,467)	(14,467)
Foreign currency translation gain	-	-	-	-	-	(1,006)	-	(1,006)
Balance at September 30, 2023	-	$-	128,895,749	$12	$851,047	$(1,822)	$(765,668)	$83,569

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net loss	$(64,713)	$(175,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,007	892
Amortization of intangible assets and capitalized software development costs	19,068	14,482
Amortization of deferred costs to obtain revenue contracts	2,602	1,922
Impairment of goodwill	5,837	-
Non-cash operating lease expense	2,885	4,856
Stock-based compensation	18,212	30,868
Operating lease asset impairment	-	378
Loss on settlement	3,474	-
Other non-cash expenses	(688)	218
Bad debt expense	267	90
Change in fair value of acquisition contingent consideration	(138)	(2,192)
Unrealized loss on securities	115	-
Change in fair value of financial instruments	(18,850)	(18,524)
Deferred income tax provision (benefit)	(80)	(2,708)
Paid-in-kind interest, net	3,987	10,491
Non-cash interest expense	3,035	50,512
Loss on debt extinguishment, net	-	45,250
Gain on PPP Loan forgiveness	-	(7,667)
Changes in operating assets and liabilities:
Accounts receivable, net	2,560	(4,211)
Prepaid expenses and other current assets	1,935	(1,151)
Costs capitalized to obtain revenue contracts, net	(3,263)	(2,808)
Other non-current assets	(119)	(395)
Accounts payable and accrued expenses	(6,389)	3,566
Deferred revenue	6,141	8,581
Customer deposits	(2,182)	(1,917)
Other current liabilities	(754)	(5,677)
Contingent liabilities from acquisitions, net of current portion	(39)	(1,267)
Operating lease liabilities	(5,844)	(6,296)
Other non-current liabilities	(6)	921
Net cash used in operating activities	(31,940)	(57,499)

Investing Activities:
Capital expenditures	(5,957)	(8,859)
Purchases of short-term investments	(7,369)	-
Cash paid for business acquisitions, net of cash acquired	(5,010)	1,125
Net cash used in investing activities	(18,336)	(7,734)

Financing Activities:
Proceeds from Business Combination	-	175,000
Issuance costs of Common Stock	-	(45,242)
Proceeds from long-term debt, net of issuance costs	6,000	166,013
Principal payments of long-term debt	(80)	(189,023)
Proceeds from exercise of public warrants	-	4,469
Proceeds from exercise of stock options and ESPP purchases	650	386
Repurchase of common stock	-	(88)
Net cash provided by financing activities	6,570	111,515

Effects of exchange rates on cash	(184)	(451)

Net change in cash, cash equivalents, and restricted cash	(43,890)	45,831
Cash, cash equivalents, and restricted cash, beginning of period	61,223	33,009
Cash, cash equivalents, and restricted cash, end of period	$17,333	$78,840

Supplemental Noncash Investing and Financing Activities:
Issuance of Class A common stock upon redemption of preferred stock	$-	$475,781
Issuance of Class A common stock and Class B common stock in connection with Business Combination	$-	$346,797
Acquisition of warrant liabilities	$-	$34,947
Accretion of redemption value of preferred stock	$-	$26,570
Issuance of common stock in connection with business acquisitions	$-	$8,590
Warrants issued in conjunction with long-term debt issuance	$178	$436
Issuance of Class A common stock upon exercise of public warrants	$-	$263
Fees payable to debt holders settled through increase of debt principal	$-	$100
Property and equipment purchases included in accounts payable	$323	$-

Supplemental Cash Flow Activities:
Cash paid for interest	$15,290	$28,974
Cash paid for taxes	$16	$68
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

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet and its results of operations, including its comprehensive loss, temporary equity, stockholders' equity (deficit), and cash flows. All adjustments are of a normal recurring nature. The results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Going Concern

In accordance with Accounting Standards Codification Topic 205-40, Going Concern, the Company evaluates whether there are certain conditions and events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern. As disclosed in Note 8, “Debt”, the Company is subject to certain financial covenants. The Company’s ability to maintain compliance with these financial covenants are based on the Company’s current expectations regarding revenues, collections, cost structure, current cash burn rate and other operating assumptions. While the Company’s future projections indicate that the Company will have sufficient liquidity to meet its obligations in the normal course of business within one year from the date of this filing, the Company may not be compliant with one, or all, of its financial covenants. Pursuant to the Credit Agreement, at the time that the Company does not maintain compliance with all of its financial covenants, the lenders may declare the amounts outstanding due and payable at which time the Company would not be able to satisfy the lenders rights. Accordingly, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year from the date of this filing. The Company has implemented various cost saving measures throughout the year and is actively seeking additional sources of capital. As there can be no assurance that cost saving measures and necessary financing will be available, the Company may execute other strategic alternatives to maximize stakeholder value, including further expense reductions, sale of all or portions of the business, corporate capital restructuring or formal reorganization, or liquidation of assets.

There can be no assurance that the necessary additional financing will be available on terms acceptable to the Company, or at all. If the Company raises funds in the future by issuing equity securities, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If the Company raises funds in the future by issuing additional debt securities, these debt securities could have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of any additional debt securities or borrowings could impose significant restrictions on the Company’s operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due.

The Company’s cash, cash equivalents, restricted cash, and short-term investments were $24.4 million at September 30, 2023, compared with $61.2 million at December 31, 2022. Further, the Company had a negative working capital balance of $41.4 million (excluding cash and short-term investments) at September 30, 2023 and had an accumulated deficit of $765.7 million and $700.7 million as of September 30, 2023 and December 31, 2022, respectively, and has incurred net losses of $64.7 million and $175.7 million for the nine months ended September 30, 2023 and 2022, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development.

Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company funded operations through raising equity and debt, including the receipt of approximately $65.6 million of net cash proceeds from the Transactions. The Company's ability to maintain its minimum cash requirement, fund its future cash interest requirements under its $156.0 million senior term loan and its operating expenses depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond the Company's control. Accordingly, the Company continues to closely monitor expenses to access whether any immediate, or long-term changes, are necessary to maintain compliance with its financial statements.

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

Investments

The Company has invested in highly liquid investments that have investment-grade ratings. These investments are accounted for at fair value through the condensed consolidated statement of operations. The Company is able to easily liquidate these into cash; accordingly, the Company has presented these investments as available for current operations and are presented as short-term investments within current assets in the condensed consolidated balance sheets. Purchases and sales of short-term investments are classified in the investing section of our consolidated statement of cash flows.

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. The Company’s cash and cash equivalents at times exceed amounts guaranteed by the Federal Deposit Insurance Corporation. The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At September 30, 2023, approximately 52% of the Company’s cash and cash equivalents were held at JPMorgan Chase Bank, N.A.

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days billings are past due, collection history of each customer, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in sales and marketing expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of September 30, 2023 and December 31, 2022, allowance for credit losses of $1,038 and $468, respectively, was included in the accounts receivable, net balance.

One customer accounted for more than 10% of the Company's accounts receivable balance as of September 30, 2023 and no single customer accounted for more than 10% of the Company's accounts receivable balance as of December 31, 2022. Revenue derived from the U.S. Federal Government was 15% and 18% of revenue for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, assets located in the United States were approximately 86% and 92% percent of total assets, respectively.

As of September 30, 2023 one vendor accounted for more than 10% of the Company's accounts payable balance. Two vendors individually accounted for more than 10% of the Company’s accounts payable as of December 31, 2022. During the three and nine months ended September 30, 2023 and September 30, 2022, one vendor represented more than 10% of the total purchases made.

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

3. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscription	$30,057	$26,075	$87,986	$73,186
Advisory	1,555	518	3,906	3,307
Advertising	428	695	1,204	2,073
Books	27	40	1,151	710
Other revenue	1,942	1,743	4,133	3,040
Total	$34,009	$29,071	$98,380	$82,316

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America	$27,025	$25,139	$79,921	$72,443
Europe	5,015	2,284	14,192	7,286
Australia	298	293	875	827
Asia	1,671	1,355	3,392	1,760
Total	$34,009	$29,071	$98,380	$82,316

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the three months ended September 30, 2023 and 2022, revenue attributed to the United Kingdom represented approximately twelve percent and five percent of total revenues, respectively. For the nine months ended September 30, 2023 and 2022, revenue attributed to the United Kingdom represented approximately eleven percent and six percent of total revenues, respectively. No other foreign country represented more than five percent of total revenue during the three and nine months ended September 30, 2023 and 2022.

Contract Assets

The Company had contract assets of $2,204 and $1,464, as of September 30, 2023 and December 31, 2022, respectively. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the condensed consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2021	$30,097
Acquired deferred revenue	1,112
Revenue recognized in the current period from amounts in the prior balance	(28,226)
New deferrals, net of amounts recognized in the current period	37,066
Effects of foreign currency	(807)
Balance at September 30, 2022	$39,242

Balance at December 31, 2022	$36,487
Acquired deferred revenue	3,941
Revenue recognized in the current period from amounts in the prior balance	(33,226)
New deferrals, net of amounts recognized in the current period	39,551
Effects of foreign currency	(47)
Balance at September 30, 2023	$46,706

Costs to Obtain

During the nine months ended September 30, 2023 and 2022, the Company capitalized $3,286 and $2,775 of costs to obtain revenue contracts. The Company amortized costs to obtain revenue contracts in the amount of $954 and $675 to sales and marketing expense during the three months ended September 30, 2023 and 2022, respectively, and $2,602 and $1,922 during the nine months ended September 30, 2023 and 2022, respectively. There were no impairments of costs to obtain revenue contracts for the three and nine months ended September 30, 2023 and 2022.

Unsatisfied Performance Obligations

At September 30, 2023, the Company had $100,708 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this over the next five years.

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

The aggregate purchase price consisted of (i) $5.6 million in cash (£4.5 million pounds sterling), (ii) 1,885,149 shares of the Company’s Class A Common Stock, and (iii) $11.1 million (£8.9 million pounds sterling) in aggregate principal amount of subordinated convertible promissory notes (“Seller Convertible Notes”). The purchase price is subject to customary adjustments based on working capital and the amount of Dragonfly’s transaction expenses and net indebtedness that remain unpaid as of the closing date, and indemnification obligations for certain claims made following the Closing Date. The Company incurred expenses of $1,272 in connection with the transaction during the nine months ended September 30, 2023 (inclusive of $446 of amounts paid on January 27, 2023 that were recognized as expense during the three months ended March 31, 2023).

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

The purchase price allocation includes UK deferred assets and liabilities for acquired book and tax basis differences. Goodwill recorded for this acquisition is not tax deductible.

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

The acquisition also includes contingent payments in the form of up to $300 in cash, 28,522 shares of the Company’s Class A common stock on a post-exchange basis and 24,833 of restricted stock upon achievement of certain revenue targets. The common stock, restricted stock and cash portions of the contingent payments will be paid within eighteen months upon achievement of certain revenue targets. The contingent payments are payable to certain employees, contingent on them remaining employed through the contingency payout date. The estimated fair value of the contingent payments on the date of acquisition is considered post-combination compensation expense and recognized based on management’s determination of the likelihood of the revenue targets being met. In the event that compensation expense is recognized and the revenue targets are not met, the previously recognized compensation expense is reversed. Post-combination compensation expense of $637 was recognized during the year ended December 31, 2022, $300 of which was accrued as a contingent liability and the remainder recorded as equity-based compensation. In December 2022, the $300 contingent liability was paid. The Company recorded equity-based compensation related to the restricted stock contingent payments of $31 and $93 for the three and nine months ended September 30, 2023, respectively.

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

The Company accounted for this acquisition as an asset purchase. In connection with the acquisition, the Company incurred direct transaction costs of approximately $43 which have been classified as costs of acquisition. The costs of acquisition are allocated to the acquired assets and assumed liabilities based on their fair values at the date of acquisition, and any excess is allocated to intangible assets. The costs of acquisition exceeded the fair value of net assets acquired by approximately $1,012. The Company allocated the $1,012 excess to the customer relationship intangible asset. The intangible asset will be amortized over 15 years. As of December 31, 2022, the contingent consideration was determined to be probable and reasonably estimable, the consideration of $52 was attributed to the customer relationship intangible asset with a corresponding liability of $52 recorded as part of Contingent Liabilities from Acquisitions on the consolidated balance sheets and a payment of the liability of $39 was made in January 2023, resulting in a remaining liability of $13 as of September 30, 2023.

For federal income tax purposes, the Company obtained a tax basis in the assets acquired equal to the purchase price, as adjusted and allocated, pursuant to IRC guidelines. The resulting intangible asset will be amortized over 15 years. As of September 30, 2023, $39 of the contingent consideration was paid. The unpaid portion as of September 30, 2023 will be excluded from federal tax asset allocation until paid.

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

The following table details the composition of lease expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost (a)	$1,200	$2,436	$5,000	$7,305
Variable lease cost	304	133	701	327
Short-term lease cost	123	335	462	971
Total lease costs	$1,627	$2,904	$6,163	$8,603
Sublease income	$(26)	$(1,338)	$(1,416)	$(4,013)
a)
Excludes operating lease assets impairment charge of $378 related to an unoccupied existing office space lease recorded in the first quarter of 2022.

Cash payments related to operating lease liabilities were $7,959 (inclusive of $1,682 lease termination fee) and $8,752 for the nine months ended September 30, 2023 and 2022, respectively.

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

6. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	September 30, 2023			December 31, 2022			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years) September 30, 2023
Customer relationships	$88,110	$(30,373)	$57,737	$81,002	$(24,654)	$56,348	8.3
Developed technology	36,867	(23,407)	13,460	35,350	(17,673)	17,677	4.7
Databases	29,859	(10,508)	19,351	29,912	(8,892)	21,020	9.1
Tradenames	12,001	(4,062)	7,939	11,480	(3,216)	8,264	9.1
Expert network	2,581	(1,130)	1,451	2,559	(800)	1,759	3.4
Patents	741	(215)	526	700	(200)	500	17.4
Content library	592	(109)	483	592	(64)	528	8.2
Total	$170,751	$(69,804)	$100,947	$161,595	$(55,499)	$106,096

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $2,899 and $2,601 for the three months ended September 30, 2023 and 2022, respectively, and $8,614 and $7,818 for the nine months ended September 30, 2023 and 2022, respectively.

Amortization of developed technology was recorded as part of cost of revenues in the amount of $3,140 and $1,268 for the three months ended September 30, 2023 and 2022 and $5,783 and $3,754 for the nine months ended September 30, 2023 and 2022, respectively.

The expected future amortization expense for intangible assets as of September 30, 2023 is as follows:

2023 (remainder)	$6,014
2024	15,549
2025	12,351
2026	11,923
2027	11,528
Thereafter	43,582
Total	$100,947

The Company regularly reviews the remaining useful lives of its intangible assets. In the second quarter of 2023 the Company revised the remaining useful life of certain of its developed technology. Accordingly, the Company recognized $1,935 of amortization expense during the three months ended September 30, 2023 and will recognize the remaining $1,926 in the fourth quarter of 2023.

This is represented in the weighted average remaining useful life for developed technology assets and future amortization expense presented above.

Capitalized software development costs

Capitalized software development costs are as follows.

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$25,941	$(10,535)	$15,406	$19,815	$(5,869)	$13,946

During the nine months ended September 30, 2023 and 2022, the Company capitalized interest on capitalized software development costs in the amount of $313 and $529, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues in the amount of $1,656 and $1,564 for the three months ended September 30, 2023 and 2022, and $4,671 and $2,910 for the nine months ended September 30, 2023 and 2022, respectively. The estimated useful life is determined at the time each project is placed in service.

7. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually as of October 1 of each year.

The changes in the carrying amounts of goodwill, which are generally not deductible for tax purposes, are as follows:

Balance at December 31, 2022	$194,362
Acquisition	19,282
Impairment	(5,837)
Impact of foreign currency fluctuations	(920)
Balance at September 30, 2023	$206,887

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

The fair value estimate of the Company's reporting units was derived based on an income approach. Under the income approach, the Company estimated the fair value of reporting units based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and the uncertainty related to our reporting unit's ability to execute on the projected cash flows. At September 30, 2023 the Company's PPIM reporting unit had a negative carrying value and $84,029 of goodwill.

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

8. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	September 30, 2023	December 31, 2022
New Senior Term Loan	$157,825	$150,647
New GPO Note	34,858	-
Convertible Notes	13,556	12,219
Dragonfly Seller Convertible Notes	9,092	-
Aicel Convertible Note	1,103	1,174
PPP loan	171	251
Debt issuance costs	(3,380)	(2,243)
Total	213,225	162,048
Less: Current portion	(68)	(68)
Total	$213,157	$161,980

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

On August 3, 2023, the Company entered into Amendment No. 3 ("Amendment No. 3") to the Credit Agreement dated July 29, 2022. Among other things, Amendment No. 3 provides for: (a) the extension of the July 2023 Deferred Fee from July 29, 2023 to July 29, 2024, (b) the increase of the July 2023 Deferred Fee from $1,734 to $2,034, (c) increase of the Restatement Date Final Agreement from $7,410 to $8,970 and (d) the revision to the minimum annual recurring revenue and adjusted EBITDA covenants (as both are defined in the Credit Agreement).

The Prime Rate in effect for the New Senior Term Loan was 8.50% at September 30, 2023. For the nine months ended September 30, 2023, the Company incurred $15,341 and $1,177 of cash interest and paid-in-kind interest, respectively, on the New Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the New Senior Term Loan as the payment of such interest will occur upon the settlement of the New Senior Term Loan.

The Company may prepay the New Senior Term Loan in whole, subject to a 2.0% prepayment fee if prepaid prior to July 30, 2024, 1.0% prepayment fee if prepaid after July 30, 2024 but prior to July 30, 2025, and no prepayment fee if prepaid on or after July 30, 2025. Prior to Amendment No. 3 (entered into on August 3, 2023) the Company was obligated to pay certain of the new lenders deferred debt issuance costs of $1,734 at the earlier of prepayment or July 29, 2023 (the "July 2023 Deferred Fee"). Pursuant to Amendment No. 3, the July 2023 Deferred Fee was deferred through the earlier of prepayment or July 29, 2024 and was increased to $2,034. Accordingly, the Company is recognizing the accretion of the July 2023 Deferred Fee as interest expense, which at September 30, 2023 is $1,784 and is recognized in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company must also pay to the lenders a final payment of $8,970 (of which $1,035 was incurred pursuant to Amendment No. 1 and $1,560 was incurred pursuant to Amendment No. 3) at the earlier of prepayment or maturity of the New Senior Term Loan. The Company is recognizing the accretion of the final payment as interest expense, which at September 30, 2023 is $1,819 and is recognized in other non-current liabilities in the condensed consolidated balance sheets. The Company incurred $2,435 of lender fees that were paid out of the net proceeds of the New Senior Term Loan on the Closing Date. The Company also incurred $732 of fees paid to third parties. Capitalized debt issuance costs on the Closing Date totaled $3,167. The Company amortizes debt discounts over the term of the New Senior Term Loans using the effective interest method. The amortization recorded for the three and nine months ended September 30, 2023 is $180 and $490, respectively, and is included within interest expense in the condensed consolidated statements of operations and comprehensive loss. The remaining unamortized debt discount at September 30, 2023 is $2,605, excluding any deferred fees, and is reflected net against debt on the condensed consolidated balance sheets.

The New Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The New Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were four financial covenants in place at September 30, 2023: a minimum cash balance requirement, minimum annual recurring revenue requirement, an adjusted EBITDA requirement (as defined in the Credit Agreement, as amended) and a capital expenditure limitation. As of, and for the three and nine months ended September 30, 2023, the Company was in compliance with all required financial covenants. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the New Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

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

The Company elected to account for the New GPO Note using the fair value option. The New GPO Note was recorded at its June 30, 2023 acquisition date fair value of $36,583. The Company initially recorded a loss contingency of $11,700 in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the New GPO Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and New GPO Note, the Company recorded an additional non-cash loss on settlement with GPO of $3,474 in the condensed consolidated statement of operations for the nine months ended September 30, 2023. The fair market value at September 30, 2023 was $34,858. The non-cash gain was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss in the amount of a gain of $2,593 and a gain of $2,593 for the three and nine months ended September 30, 2023, respectively. The Company incurred total interest expense related to the new GPO note of $868 three and nine months ended September 30, 2023, respectively.

Convertible Notes

At September 30, 2023, the holders of four convertible notes that were previously issued by Old FiscalNote (the “Convertible Notes”) with a principal and accrued PIK balance of $13,556, remained outstanding. The Company incurred total interest expense related to the Convertible Notes, including the amortization of the various discounts, of $548 and $475 during the three months ended September 30, 2023 and 2022, respectively, and $1,585 and $1,367 for the nine months ended September 30, 2023 and 2022, respectively.

Concurrently with the Closing, the Company repaid or converted to shares of Class A Common Stock of New FiscalNote all other previously outstanding debt instruments. The Company recorded $26,146 and $37,344 of interest expense during the three and nine months ended September 30, 2022, respectively, related to debt that was extinguished during 2022.

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

The Company elected to account for the Dragonfly Seller Convertible Notes using the fair value option. The Dragonfly Seller Convertible Notes were recorded at their acquisition date fair value of $8,635. The fair market value at September 30, 2023 was $9,092. The non-cash gain was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss in the amount of a gain of $401 and a loss of $6 for the three and nine months ended September 30, 2023, respectively. The Company incurred total interest expense related to the Dragonfly Seller Convertible Notes of $230 and $609 during the three and nine months ended September 30, 2023, respectively.

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

The Aicel Convertible Note was recorded at its acquisition fair value of $1,131. The Company incurred total interest expense related to the Aicel Convertible Note of $2 and $8 during the three and nine months ended September 30, 2023, respectively.

PPP Loan

On April 13, 2020, the Company received funding in the principal amount of $8,000 under the CARES Act. Interest accrues annually at 1%. On February 14, 2022, the SBA forgave $7,667 of the PPP Loan with the remaining balance of $333 to be repaid over five years. The Company recognized the forgiveness of PPP Loan as a gain on debt extinguishment in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023, the Company recorded $68 of the remaining PPP Loan as short-term debt and $103 as long-term debt in the condensed consolidated balance sheets.

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of September 30, 2023 and December 31, 2022, respectively. These fair values are deemed Level 3 liabilities within the fair value measurement framework.

	September 30, 2023	December 31, 2022
New Senior Term Loan	$165,156	$165,540
New GPO Note	34,858	-
Convertible Notes	13,276	16,942
Dragonfly Seller Convertible Notes	9,092	-
Total	$222,382	$182,482

Warrants

Old FiscalNote Warrants

At September 30, 2023, 118,700 warrants (previously issued by Old FiscalNote to lenders prior to the New Senior Term Loan) with an exercise price of $8.56, remain outstanding. These warrants are accounted for as a liability with a fair value of $68 at September 30, 2023, and are included as part of the other non-current liabilities within the condensed consolidated balance sheets.

Warrants associated with Amendment No. 1

On March 17, 2023, in connection with Amendment No. 1 discussed above, the Company issued 80,000 warrants with an exercise price of $0.01. These warrants are accounted for as a liability with a fair value of $166 at September 30, 2023, and are included as part of the other non-current liabilities within the condensed consolidated balance sheets.

9. Stockholders’ Equity

Authorized Capital Stock

The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of September 30, 2023, the Company had 120,604,828 shares of Class A common stock issued and outstanding.

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

As of September 30, 2023, the Company had 8,290,921 shares of Class B common stock issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of September 30, 2023, there were no shares of preferred stock issued and outstanding.

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

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. Upon Closing, the Company recognized $17,712 of share-based compensation expense for vested Earnout Awards. The Company recognized $237 and $1,618 of share-based compensation expense during the three and nine months ended September 30, 2023, respectively. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares will be accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive loss. The liability of $68 was recorded in other non-current liabilities on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

As of September 30, 2023, there was $958 of unrecognized compensation expense related to the Earnout Awards to be recognized over a weighted-average period of approximately one and a half years. As of September 30, 2023, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

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

During the nine months ended September 30, 2023, no public warrants were exercised into shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of September 30, 2023, the Company had 8,358,964 public warrants and 7,000,000 private placement warrants outstanding with a per share fair value of $0.44. These warrants are accounted for as a liability and have a fair value of $2,765 at September 30, 2023.

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

During the nine months ended September 30, 2023, the Company issued 451,902 stock options, 25,000 performance based stock options, 5,734,152 restricted stock units, and 75,000 performance based restricted stock units. At September 30, 2023, 6,903,943 stock options, 2,556,550 performance stock options, 6,734,946 restricted stock units, and 75,000 performance based restricted stock units remain outstanding. As of September 30, 2023, the Company had 6,809,946 shares of Class A common stock available for issuance under the 2022 Plan.

The Company recognized $5,709 and $12,364 of stock-based compensation expense for all long term incentive plans in effect during the three months ended September 30, 2023 and 2022, respectively, and $15,772 and $12,742 during the nine months ended September 30, 2023 and 2022, respectively. The Company recognized $138 and $414 of stock-based compensation expense related to acquisition earnouts during the three and nine months ended September 30, 2023, respectively.

2022 Employee Stock Purchase Plan

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering period or on the last day of the six-month offering period. The plan is defined as compensatory, and accordingly, a stock-based compensation charge of $110 and $315 was recorded as the difference between the fair market value and the discounted purchase price of the Company's common stock for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, 102,807 shares have been issued under the ESPP and the Company had 4,396,208 shares of Class A common stock available for issuance under the ESPP.

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

13. Transaction (Gains) Costs, net

The Company incurred the following transaction costs related to businesses acquired and the consummation of the Business Combination during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Transaction costs related to acquired businesses	$12	$432	$1,391	$1,004
Non-capitalizable Business Combination costs	81	1,791	415	2,250
Change in contingent consideration liabilities	195	(655)	(138)	(2,192)
Contingent compensation (gain) expense	(867)	(293)	(530)	195
Total transaction costs (gains), net	$(579)	$1,275	$1,138	$1,257

14. Loss Per Share

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

Loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s net loss used in computing basic and diluted loss per share is adjusted for the deemed dividends resulting from the accretion of Old FiscalNote's preferred shares to redemption value and beneficial conversion features, as applicable. The Old FiscalNote preferred shares were outstanding as of September 30, 2023. At the closing of the Business Combination, all of Old FiscalNote’s preferred shares were exchanged for Class A common stock of New FiscalNote. Diluted loss per share considers the impact of potentially dilutive securities.

The components of basic and diluted loss per shares are as follows:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2023	2022	2023	2022
Net loss	$(14,467)	$(109,002)	$(64,713)	$(175,713)
Deemed dividend - change in redemption value of preferred stock of Old FiscalNote	-	(24,351)	-	(26,570)
Net loss used to compute basic loss per share	$(14,467)	$(133,353)	$(64,713)	$(202,283)
Marked-to-market fair value gain for private warrants	-	(23,310)	-	(23,310)
Net loss used to compute diluted loss per share	$(14,467)	$(156,663)	$(64,713)	$(225,593)
Denominator:
Weighted average common stock outstanding, basic	128,832,502	96,117,011	131,994,563	44,757,851
Dilutive effect of private warrants	-	118,919	-	118,919
Weighted average common stock outstanding, diluted	128,832,502	96,235,930	131,994,563	44,876,770

Net loss per share, basic	$(0.11)	$(1.39)	$(0.49)	$(4.52)
Net loss per share, diluted	$(0.11)	$(1.63)	$(0.49)	$(5.03)

Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive Earnout Awards	19,195,100	19,195,100	19,195,100	19,195,100
Anti-dilutive liability-classified public warrants	-	13,139,424	-	13,139,424
Anti-dilutive stock options	1,435,384	8,537,454	1,446,013	8,537,454
Anti-dilutive Convertible Notes	2,225,858	1,630,604	2,225,858	1,630,604
Anti-dilutive contingently issuable shares	976,953	1,477,517	976,953	1,477,517
Anti-dilutive restricted stock units	6,779,610	653,079	6,779,610	653,079
Anti-dilutive other liability - classified warrants	-	118,700	-	118,700
Anti-dilutive New GPO Note	5,686,757	-	5,686,757	-
Anti-dilutive Aicel Convertible Notes	109,023	102,208	109,023	102,208
Total anti-dilutive securities excluded from diluted loss per share	36,408,685	44,854,086	36,419,314	44,854,086

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

15. Provision (Benefit) from Income Taxes

Effective Tax Rate

The Company computes its quarterly and year-to-date provisions for income taxes by applying the estimated effective tax rates to the quarterly and year-to-date pre-tax income or losses and adjusting the provisions for discrete tax items recorded in the periods. For the three months ended September 30, 2023 the Company reported a tax benefit of $62 on a pre-tax loss of $14,529, which resulted in an effective tax rate of (0.43) percent. For the nine months ended September 30, 2023, the Company reported a tax provision of $181 on a pre-tax loss of $64,532, which resulted in an effective tax rate of (0.28) percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to state taxes, the impact of a valuation allowance on the Company’s deferred tax assets, and other nondeductible expenses such as stock option deductions and non-deductible officer's compensation. During the nine months ended September 30, 2023, the Company had discrete items relating to goodwill impairment and the tax impact of interest expense on unrecognized tax benefits.

For the three months ended September 30, 2022, the Company reported a tax benefit of $2,286 on a pretax loss of $111,288, which resulted in an effective tax rate of 2.05 percent. For the nine months ended September 30, 2022, the Company reported a tax benefit of $2,836 on a pretax loss of $178,549, which resulted in an effective tax rate of 1.59 percent. The Company's effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to state taxes, the impact of a valuation allowance on the Company’s deferred tax assets, an inclusion of global intangible low-taxed income ("GILTI"), disallowed interest expense, non-includible income relating to the forgiveness of the PPP loan, non-includible income relating to a fair value adjustment on contingent consideration, non-includible income for debt premium amortization relating to an equity transaction and other nondeductible expenses. During the nine months ended September 30, 2022, the Company had a discrete item relating to the impact of changes in state tax rates on the Company’s deferred tax assets and exercises of stock options.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. For the nine months ended September 30, 2023, the Company reported an uncertain tax position totaling $639 relating to a state tax filing position. In addition, the Company derecognized $89 deferred tax liabilities relating to historically reported R&D credits as the statute of limitations had expired during the three months ended March 31, 2022. The Company has the following activities relating to unrecognized tax benefits for the periods presented:

Beginning balances at December 31, 2022 and 2021	$639	$728
Lapses in statutes of limitations	-	(89)
Ending balances at September 30, 2023 and 2022	$639	$639

16. Fair Value Measurements and Disclosures

The carrying value of cash and cash equivalents (including investments with an original maturity of three months or less at the date of purchase), restricted cash, accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments.

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,903	$-	$-	$2,903
Short-term investments	-	7,113	-	7,113
Liabilities:
Public warrants	$1,505	$-	$-	$1,505
Private placement warrants	-	1,260	-	1,260
Contingent liabilities from acquisitions	-	-	2,121	2,121
Liability classified warrants (a)	-	-	57	57
New GPO Note			34,858	34,858
Dragonfly Seller Convertible Notes	-	-	9,092	9,092
(a) - Included in other non-current liabilities on the condensed consolidated balance sheets

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$10,282	$-	$-	$10,282
Private placement warrants	-	8,610	-	8,610
Contingent liabilities from acquisitions	-	-	1,579	1,579
Liability classified warrants (a)	-	-	182	182
(a) - Included in other non-current liabilities on the condensed consolidated balance sheets

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	Contingent Liabilities from Acquisitions	Liability Classified Warrants	New GPO Note	Dragonfly Seller Convertible Notes
Balance at December 31, 2022	$1,579	$182	$-	$-
Fair value at issuance date	-	-	36,583	8,635
Contingent consideration at acquisition date	1,445	-	-	-
Contingent compensation recognized	337	-	-	-
Change in fair value included in the determination of net loss(a)	(138)	(125)	(2,593)	6
Earned contingent consideration settled	(196)	-	-	-
Cash contingent consideration earned and subsequently settled	(39)	-	-	-
Unearned contingent compensation reversal	(867)	-
Paid in kind interest	-	-	868	596
Foreign exchange	-	-	-	(145)
Balance at September 30, 2023	$2,121	$57	$34,858	$9,092

(a)
The change in contingent liabilities from acquisitions is recorded as transaction costs on the condensed consolidated statements of operations and comprehensive loss.

Short-Term Investments

The fair value of the short-term investments is based on the quoted market price of the securities on the valuation date. As of September 30, 2023, the estimated fair value of the short-term investments was $7,113. The Company recognized a non-cash loss of $115 for the three and nine months ended September 30, 2023 resulting from the change in fair value of the short-term investments. The change in fair value is recorded in the condensed consolidated statements of operations and comprehensive loss.

Public Warrants

The fair value of the public warrants is based on the quoted market price of such warrants on the valuation date. As of September 30, 2023 and December 31, 2022, the estimated fair value of the public warrants was $1,505 and $10,282, respectively. The Company recognized a non-cash gain of $2,173 during the three months ended September 30, 2023, a non-cash gain of $8,777 during the nine months ended September 30, 2023 and a non-cash loss of $1,453 during the three and nine months ended September 30, 2022 resulting from the change in fair value of the public warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss.

Private Placement Warrants

As of September 30, 2023 and December 31, 2022, the estimated fair value of the private warrants was $1,260 and $8,610, respectively. The Company recognized a non-cash gain of $1,820 during the three months ended September 30, 2023, a non-cash gain of $7,350 during the nine months ended September 30, 2023 and a non-cash gain of $23,310 during the three and nine months ended September 30, 2022 resulting from the change in fair value of the private warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss.

New GPO Note

The New GPO Note was recognized as a liability in connection with the settlement of litigation on the Subscription Date at its estimated fair value of $36,583. The estimated fair value of the New GPO Note was determined based on a trinomial lattice model. The following table presents the assumptions used to determine the fair value of the New GPO Note at September 30, 2023 and on the Subscription Date of June 30, 2023:

	September 30, 2023	June 30, 2023
Common stock share price	$2.08	$3.64
Risk free rate	4.6%	4.1%
Yield	16.0%	15.5%
Expected volatility	48.0%	39.0%
Expected term (years)	4.8	5.0

Dragonfly Seller Convertible Notes

The Dragonfly Seller Convertible Notes were recognized as a liability in connection with the acquisition on January 27, 2023 at a fair value of $8,635. As of September 30, 2023, the estimated fair value of the Dragonfly Seller Convertible Notes were $9,092. The non-cash gain of $401 and non-cash loss of $6 is recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2023, respectively. The following table presents the assumptions used to determine the fair value of the Dragonfly Seller Convertible Notes at September 30, 2023 and January 27, 2023:

	September 30, 2023	January 27, 2023
Common stock share price	$2.08	$5.06
Risk free rate	4.7%	3.6%
Yield	17.5%	17.5%
Expected volatility	50.0%	40.0%
Expected term (years)	4.3	5.0

As of September 30, 2023, the difference between the aggregate fair value and the unpaid principal balance of the Dragonfly Seller Convertible Notes is $2,401.

Contingent Liabilities from acquisitions

The contingent liabilities from acquisitions are classified as Level 3 in the fair value hierarchy. At September 30, 2023 and December 31, 2022, the contingent consideration and compensation relates to the following acquisitions:

	September 30, 2023	December 31, 2022
Dragonfly	$1,687	$-
Curate	307	883
FrontierView	-	600
Equilibrium	113	43
DT Global	14	53
Total contingent liabilities from acquisitions	$2,121	$1,579

The Company settled part of the Curate contingent consideration and compensation through an issuance of 83,393 additional shares in a non-cash transaction during the first quarter of 2023.

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

The following inputs and assumptions were used to value contingent liabilities from acquisitions as of September 30, 2023:

	Dragonfly	Curate
Risk premium	19.5%	13.0%
Risk free rate	5.5%	5.5%
Revenue volatility	19.0%	25.0%
Expected life (years)	0.3	0.5

Liability classified warrants

The Last Out Lender Warrants are classified as Level 3 in the fair value hierarchy. The fair value of the Last Out Lender Warrants is calculated using the Black-Scholes calculation with the following inputs:

September 30, 2023
Common stock fair value	$2.08
Time to maturity (years)	1.8
Risk free rate	5.12%
Volatility	107%
Exercise price	$8.56

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. The Company has recognized an impairment of goodwill as disclosed in Note 7, "Goodwill" during the three months ended March 31, 2023. The company recognized an impairment of an operating lease asset related to certain unoccupied office space as disclosed in Note 5, "Leases" during the three months ended March 31, 2022. The Company has not identified any additional impairments to be recorded during the three and nine months ended September 30, 2023 and 2022.

Excluding a total of $2,500 earned cash contingent compensation related to Predata and FrontierView being transferred from Level 3 to Level 1 during the three months ended March 31, 2022, there were no other transfers of assets or liabilities between levels during the nine months ended September 30, 2023 and 2022.

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

18. Subsequent Events

The Company has evaluated subsequent events through the issuance of the financial statements and determined that no events have occurred that require disclosure.

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

In connection with the Business Combination, we recognized (a) $28.9 million of incremental stock-based compensation charges that consisted of $5.0 million related to certain awards that vested as a result of the Business Combination, $6.2 million related to awards issued to our CEO, COO, and CFO pursuant to their respective employment agreements, and $17.7 million related to the Earnout Awards that may be issued to shareholders and equity award holders that for accounting purposes are treated as compensation awards (See Note 14, Loss Per Share, of our condensed consolidated financial statements), (b) $45.3 million of loss on debt extinguishment as a result of repayment of certain of our outstanding debt, as well as the conversion of our convertible debt as part of the Business Combination, and (c) $32.1 million interest charge related to the derecognition of the beneficial conversion feature associated with our converted debt.

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

•
Aicel Technologies on July 29, 2022 for $8.7 million; and
•
DT-Global on September 30, 2022 for $0.6 million.

As a result of our acquisitions, respectively, we have, and will continue to incur, significant non-cash amortization expense related to the amortization of purchased intangibles, which have reduced our operating income by approximately $2.4 million and $1.7 million during the three months ended September 30, 2023 and 2022, respectively, and $6.5 million and $4.0 million during the nine months ended September 30, 2023 and 2022, respectively.

From time to time, management reviews the Company’s existing products and services based on their financial profile (e.g., revenue, margin) and strategic factors. In connection with such a review in 2020 and 2021 management decided to cease selling certain non-core subscription products representing subscription revenue of approximately $0.2 million and $0.3 million during the three months ended September 30, 2023 and 2022 and $0.5 million and $0.9 million during the nine months ended September 30, 2023 and 2022, respectively.

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

Our ARR at September 30, 2023 and December 31, 2022, was $123.0 million and $113.3 million, respectively. Our ARR at September 30, 2023 and 2022 excluding the 2022 and 2023 Acquisitions, was $112.8 million and $105.0 million, respectively. ARR of the 2022 and 2023 Acquisitions, was approximately $10.2 million and $9.0 million as of September 30, 2023 and 2022, respectively, including pre-acquisition ARR performance of the 2022 and 2023 Acquisitions on the basis reported to FiscalNote in connection with such company’s acquisition.

Run-Rate Revenue

Management also monitors Run-Rate Revenue, which we define as ARR plus non-subscription revenue earned during the last twelve months. We believe Run-Rate Revenue is an indicator of our total revenue growth, incorporating the non-subscription revenue that we believe is a meaningful contribution to our business as a whole. Although our non-subscription business is non-recurring, we regularly sell different advisory services to repeat customers. The amount of actual subscription and non-subscription revenue that we recognize over any 12-month period is likely to differ from Run-Rate Revenue at the beginning of that period, sometimes significantly. Our Run-Rate Revenue at September 30, 2023 and December 31, 2022, including Acquisitions, was approximately $138.2 million and $126.7 million, respectively. Our Run-Rate Revenue at September 30, 2023 and 2022, excluding the 2022 and 2023 Acquisitions, was approximately $126.1 million and $118.0 million, respectively. Run-Rate Revenue of the 2022 and 2023 Acquisitions was approximately $12.1 million and $10.6 million as of September 30, 2023 and 2022, respectively, including pre-acquisition Run-Rate Revenue performance of the Acquisitions on the basis reported to FiscalNote in connection with such company’s acquisition.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. We calculate NRR at our parent account level. Customers from acquisitions are not included in NRR until they have been part of our condensed consolidated results for 12 months. Accordingly, the 2023 and 2022 Acquisitions are not included in our NRR for the three and nine months ended September 30, 2023. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, the timing of renewals, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. NRR was 100% and 99% for the three months ended September 30, 2023 and 2022, respectively.

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

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues account for approximately 90% of our total revenues for the nine months ended September 30, 2023 and 2022.

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

Comparison of the Consolidated Results for the Three and Nine Months Ended September 30, 2023 and September 30, 2022

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Revenues:
Subscription	$30,057	$26,075	$3,982	15.3%	$87,986	$73,186	$14,800	20.2%
Advisory, advertising, and other	3,952	2,996	956	31.9%	10,394	9,130	1,264	13.8%
Total revenues	34,009	29,071	4,938	17.0%	98,380	82,316	16,064	19.5%

Operating expenses:
Cost of revenues	10,441	8,699	1,742	20.0%	28,863	23,581	5,282	22.4%
Research and development	4,540	5,629	(1,089)	(19.3)%	14,170	15,438	(1,268)	(8.2)%
Sales and marketing	11,235	11,830	(595)	(5.0)%	35,222	31,722	3,500	11.0%
Editorial	4,516	4,218	298	7.1%	13,533	11,240	2,293	20.4%
General and administrative	14,418	38,945	(24,527)	(63.0)%	48,813	59,535	(10,722)	(18.0)%
Amortization of intangible assets	2,899	2,601	298	11.5%	8,614	7,818	796	10.2%
Impairment of goodwill	-	-	-	0%	5,837	-	5,837	100.0%
Transaction costs (gains), net	(579)	1,275	(1,854)	(145.4)%	1,138	1,257	(119)	(9.5)%
Total operating expenses	47,470	73,197	(25,727)	(35.1)%	156,190	150,591	5,599	3.7%
Operating loss	(13,461)	(44,126)	30,665	(69.5)%	(57,810)	(68,275)	10,465	(15.3)%

Interest expense, net	8,018	42,894	(34,876)	(81.3)%	21,853	89,672	(67,819)	(75.6)%
Change in fair value of financial instruments	(7,157)	(21,910)	14,753	(67.3)%	(18,850)	(18,524)	(326)	NM%
Gain on PPP loan upon extinguishment	-	-	-	0%	-	(7,667)	7,667	NM%
Loss on debt extinguishment, net	-	45,250	(45,250)	NM%	-	45,250	(45,250)	NM%
Loss on settlement	-	-	-	NM%	3,474	-	3,474	100%
Other expense, net	207	928	(721)	(77.7)%	245	1,543	(1,298)	(84.1)%
Net loss before income taxes	(14,529)	(111,288)	96,759	(86.9)%	(64,532)	(178,549)	114,017	(63.9)%
Provision (benefit) from income taxes	(62)	(2,286)	2,224	(97.3)%	181	(2,836)	3,017	(106.4)%
Net loss	$(14,467)	$(109,002)	$94,535	(86.7)%	$(64,713)	$(175,713)	$111,000	(63.2)%

Revenue:

Subscription revenue

Subscription revenue of $30.1 million for the three months ended September 30, 2023 increased $4.0 million, or 15%, from $26.1 million for the three months ended September 30, 2022. Subscription revenue of $88.0 million for the nine months ended September 30, 2023 increased $14.8 million for the nine months ended September 30, 2022.

The comparability of our revenues between periods was impacted by the Acquisitions described under “Factors Impacting the Comparability of Our Results of Operations” above. The table below presents the primary items that impacted the comparability of our subscription revenues between periods.

	Change for the Three Months Ended		Change for the Nine Months Ended
	September 30, 2023 vs September 30, 2022		September 30, 2023 vs September 30, 2022
(In thousands)	$	%	$	%
Revenue change driver:
Impact of 2021 Acquisitions deferred revenue adjustment	$124	100%	1,853	100%
Increase from 2022 Acquisitions	215	100%	1,193	100%
Increase from 2023 Acquisitions	1,909	100%	4,830	100%
Decrease from discontinued products	(118)	(44)%	(388)	(45)%
Increase from organic business	1,852	7%	7,312	10%
Revenues, net (total change)	$3,982	15%	$14,800	20%

Our organic growth (determined based on FiscalNote ownership over a full calendar year) has grown through the successful integration of our 2021 Acquisitions (defined as the acquisition of FactSquared LLC and the acquisitions in calendar year 2021) as evidenced by the growth in our organic ARR from $108.0 million at September 30, 2022 compared to $123.0 million at September 30, 2023. Also contributing towards our growth in revenue is a realignment of our business development team, strategic price increases, and rollout of new products. Revenue for the nine months ended September 30, 2023 reflects a full nine months of revenue from the 2022 Acquisitions as well as a partial period of revenue contribution from the 2023 Acquisition, whereas revenue for the nine months ended September 30, 2022 only reflects some revenue contribution from the 2022 Acquisitions and no revenue contribution from the 2023 Acquisitions.

Advisory, advertising, and other revenue

Advisory, advertising, and other revenue was $4.0 million for the three months ended September 30, 2023, as compared to $3.0 million for the three months ended September 30, 2022. The increase of $1.0 million, or 32%, was primarily due to timing of revenue recognition for certain contracts.

Advisory, advertising, and other revenue was $10.4 million for the nine months ended September 30, 2023, as compared to $9.1 million for the three months ended September 30, 2022. The increase of $1.3 million, or 14%, was primarily due to timing of revenue recognition for certain contracts.

Revenue by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Three Months Ended September 30,		Change
(In thousands)	2023	2022	$	%
North America	$27,025	$25,139	$1,886	7.5%
Europe	5,015	2,284	2,731	119.6%
Australia	298	293	5	1.7%
Asia	1,671	1,355	316	NM%
Total revenues	$34,009	$29,071	$4,938	17.0%

	Nine Months Ended September 30,		Change
(In thousands)	2023	2022	$	%
North America	$79,921	$72,443	$7,478	10.3%
Europe	14,192	7,286	6,906	94.8%
Australia	875	827	48	5.8%
Asia	3,392	1,760	1,632	NM%
Total revenues	$98,380	$82,316	$16,064	19.5%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North America revenues increased primarily for the reasons stated above. Revenues outside of North America increased primarily due to our acquisitions of Dragonfly (included in Europe) and Aicel (included in Asia).

Cost of revenues

Cost of revenues was $10.4 million for the three months ended September 30, 2023, as compared to $8.7 million for the three months ended September 30, 2022. The increase of $1.7 million, or 20%, was primarily attributable to an increase of $0.4 million related to the 2022 and 2023 Acquisitions combined with an increase in amortization expense of approximately $1.9 million related to capitalized software development costs and developed technology partially offset by a decrease of $0.5 million related to data center costs.

Cost of revenues was $28.9 million for the nine months ended September 30, 2023, as compared to $23.6 million for the nine months ended September 30, 2022. The increase of $5.3 million, or 22%, was primarily attributable to an increase of $2.3 million related to the 2022 and 2023 Acquisitions combined with an increase in amortization expense of approximately $3.6 million related to capitalized software development costs and developed technology, increased meeting expenses of $0.4 million, and increased stock compensation expense of $0.2 million partially offset by a decrease of $1.3 million related to data center costs.

Research and development

Research and development expense was $4.5 million for the three months ended September 30, 2023 as compared to $5.6 million for the three months ended September 30, 2022. The decrease of $1.1 million, or 19%, was primarily attributable to a decrease of $1.3 million of compensation and benefits combined with a decrease of $0.2 million of share-based compensation partially offset by an increase of $0.5 million of research and development costs incurred by our 2022 and 2023 Acquisitions.

Research and development expense was $14.2 million for the nine months ended September 30, 2023 as compared to $15.4 million for the nine months ended September 30, 2022. The decrease of $1.3 million, or 8%, was primarily attributable to a decrease of $2.5 million of compensation and benefits partially offset by $0.5 million incremental share-based compensation and $0.6 million of research and development costs incurred by our 2022 and 2023 Acquisitions.

Sales and marketing

Sales and marketing expense was $11.2 million for the three months ended September 30, 2023 as compared to $11.8 million for the three months ended September 30, 2022. The decrease of $0.6 million, or 5%, was primarily attributable to an decrease of $0.9 million of compensation and benefits and $0.2 million of commission amortization, a $0.2 million reduction in bad debt expense partially offset by an increase of $0.7 million from our 2022 and 2023 Acquisitions.

Sales and marketing expense was $35.2 million for the nine months ended September 30, 2023 as compared to $31.7 million for the nine months ended September 30, 2022. The increase of $3.5 million, or 11%, was primarily attributable to an increase of $2.1 million from our 2022 and 2023 Acquisitions, $0.6 million increase of commission expense, an increase of $0.9 million of share-based compensation, an increase of $0.4 million related to software, and an increase of $0.2 million of bad debt expense relating to implementation of new accounting guidance partially offset by a decrease of $0.4 million in compensation and benefits and $0.3 million related to less marketing and conference spending.

Editorial expense

Editorial expense was $4.5 million for the three months ended September 30, 2023 as compared to $4.2 million for the three months ended September 30, 2022. The increase was primarily the result of an increase of our 2022 and 2023 Acquisitions and headcount realignment within the Company.

Editorial expense was $13.5 million for the nine months ended September 30, 2023 as compared to $11.2 million for the nine months ended September 30, 2022. The increase was primarily the result of an increase of our 2022 and 2023 Acquisitions and headcount realignment within the Company.

General and administrative

General and administrative expense was $14.4 million for the three months ended September 30, 2023 as compared to $38.9 million for the three months ended September 30, 2022. The decrease of $24.5 million, or 63%, was primarily attributable to $17.7 million of stock compensation expense for vested earnout awards recognized at the transaction date, lower non-cash stock based compensation expense of $5.9 million, and lower salary and benefits costs of $1.4 million partially offset by $0.5 million of incremental costs from the 2022 and 2023 Acquisitions.

General and administrative expense was $48.8 million for the nine months ended September 30, 2023 as compared to $59.5 million for the nine months ended September 30, 2022. The decrease of $10.7 million, or 18%, was primarily attributable to $1.5 of lower salary and benefit costs, $17.7 million of stock compensation expense for vested earnout awards recognized at the transaction date, partially offset by $3.8 million of incremental non-cash stock based compensation expense, $2.4 million associated with incremental public costs such as insurance, build out of investor relations and people teams, and $2.3 million of incremental costs from the 2022 and 2023 Acquisitions.

Impairment of goodwill

Impairment of goodwill was $5.8 million recognized during the first quarter of 2023 related to the impairment of goodwill in the ESG reporting unit.

Amortization of intangibles

Amortization of intangibles was $2.9 million for the three months ended September 30, 2023 as compared to $2.6 million for the three months ended September 30, 2022. The increase of $0.3 million, or 11%, is primarily due to the increase in amortizable intangible assets from the 2022 and 2023 Acquisitions.

Amortization of intangibles was $8.6 million for the nine months ended September 30, 2023 as compared to $7.8 million for the nine months ended September 30, 2022. The increase of $0.8 million, or 10%, is primarily due to the the increase in amortizable intangible assets from the 2022 and 2023 Acquisitions.

Transaction costs (gains), net

Transaction gains were $0.6 million for the three months ended September 30, 2023, as compared to transaction costs of $1.3 million for the three months ended September 30, 2022. The change of $1.9 million relates to a decrease of $1.8 million in non-capitalized costs related to the Business Combination, a decrease in transaction costs related to the 2022 acquisitions combined with contingent compensation expense gains related to the reversing of previously recognized earnout liabilities partially offset by changes in earnout liabilities related to our 2021 Acquisitions.

Transaction costs were $1.1 million for the nine months ended September 30, 2023, as compared to transaction costs of $1.3 million for the nine months ended September 30, 2022. The change of $0.1 million relates to a decrease of $1.9 million in non-capitalized costs related to the Business Combination and $0.7 million from contingent compensation gains from the reversal of previously recognized expense partially offset by $2.0 million gain from contingent compensation and earnout liabilities recognized for the nine months ended September 30, 2022 related to our 2021 Acquisitions and the reversing of previously recognized earnout liabilities and a $0.4 million increase in transactions costs related to business acquisitions primarily related to the acquisition of Dragonfly offset by 2022 Acquisition costs.

Interest expense, net

Interest expense was $8.0 million for the three months ended September 30, 2023 as compared to $42.9 million for the three months ended September 30, 2022. The decrease in interest expense of $34.9 million was primarily due interest expense we recorded related to the convertible notes that converted into equity as part of the Business Combination as well as interest expense incurred related to the $18.0 million related party convertible note issued in the fourth quarter of 2021 offset by interest on the senior term loan due to the rising prime interest rate, new GPO note and Dragonfly convertible notes.

Interest expense was $21.9 million for the nine months ended September 30, 2023 as compared to $89.7 million for the nine months ended September 30, 2022. The decrease in interest expense of $67.8 million was primarily due interest expense we recorded related to the convertible notes that converted into equity as part of the Business Combination as well as interest expense incurred related to the $18.0 million related party convertible note issued in the fourth quarter of 2021 offset by interest on the senior term loan due to the rising prime interest rate, new GPO note and Dragonfly convertible notes.

Change in fair value of financial instruments

Change in fair value of financial instruments was a $7.2 million gain for the three months ended September 30, 2023 as compared to a $21.9 million gain for the three months ended September 30, 2022. The change in gain of $14.7 million primarily represents a gain that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination offset by the loss on the Dragonfly Seller Convertible Notes.

Change in fair value of financial instruments was a $18.9 million gain for the nine months ended September 30, 2023 as compared to a $18.5 million gain for the nine months ended September 30, 2022. The increase of $0.4 million primarily represents a gain that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination offset by a loss on the Dragonfly Seller Convertible Notes and the loss resulting from the final fair value adjustment of the embedded derivative liabilities that were settled as part of the Business Combination.

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

Adjusted Revenues

The following table presents our calculation of Adjusted Revenues for the periods presented, and a reconciliation of this measure to our GAAP revenues for the same periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Subscription revenue	$30,057	$26,075	$87,986	$73,186
Deferred revenue adjustment	-	123	-	1,853
Adjusted subscription revenue	30,057	26,198	87,986	75,039
Advisory, advertising, and other revenue	3,952	2,996	10,394	9,130
Adjusted Revenues	$34,009	$29,194	$98,380	$84,169

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Adjusted Revenues	$34,009	$29,194	$98,380	$84,169
Costs of revenue	(10,441)	(8,699)	(28,863)	(23,581)
Amortization of intangible assets	4,796	2,832	10,454	6,664
Adjusted Gross Profit	$28,364	$23,327	$79,971	$67,252
Adjusted Gross Profit Margin	83%	80%	81%	80%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net loss	$(14,467)	$(109,002)	$(64,713)	$(175,713)
Provision (benefit) from income taxes	(62)	(2,286)	181	(2,836)
Depreciation and amortization	8,030	5,743	20,074	15,374
Interest expense, net	8,018	42,894	21,853	89,672
EBITDA	1,519	(62,651)	(22,605)	(73,503)
Deferred revenue adjustment (a)	-	123	-	1,853
Stock-based compensation	6,224	30,043	18,212	30,868
Change in fair value of financial instruments (b)	(7,157)	(21,910)	(18,850)	(18,524)
Loss on debt extinguishment, net	-	45,250	-	45,250
Other non-cash (gains) charges (c)	(704)	(948)	5,227	(9,286)
Acquisition related costs (d)	12	431	1,391	1,003
Employee severance costs (e)	560	149	1,310	149
Non-capitalizable debt raising costs	-	-	316	403
Other infrequent costs (f)	-	-	-	20
Costs incurred related to the transaction (g)	81	1,791	415	2,250
Loss contingency (h)	201	286	4,091	286
Adjusted EBITDA	$736	$(7,436)	$(10,493)	$(19,231)
Adjusted EBITDA Margin	2.2%	(25.5)%	(10.7)%	(22.8)%
(a)
Reflects deferred revenue fair value adjustments arising from the purchase price allocation in connection with the 2021 Acquisitions.
(b)
Reflects the non-cash impact from the mark to market adjustments on our financial instruments.
(c)
Reflects the non-cash impact of the following: (i) impairment of goodwill of $5,837 in the first quarter of 2023, (ii) loss from equity method investment of $34 in the first quarter of 2023, a loss from equity method investment of $56 in the second quarter of 2023, and a gain from equity method investment of $147 in the third quarter of 2023, (iii) charge of $2 in the first quarter of 2023, charge of $2 in the second quarter of 2023, and a gain of $672 in the third quarter of 2023 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021, 2022, and 2023 Acquisitions; (iv) unrealized loss on short-term investments of $115 in the third quarter of 2023; (v) gain of $1,320 in the first quarter of 2022, a charge of $271 in the second quarter of 2022, and a gain of $948 in the third quarter of 2022 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021 Acquisitions, (vi) gain of $7,667 related to the partial forgiveness of our PPP Loan during the first quarter of 2022, and (vii) $378 impairment charge recognized in the first quarter of 2022 related to the abandonment of one of our leases upon adoption of ASC 842 on January 1, 2022.
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
(g)
Includes non-capitalizable transaction costs incurred within one year of the Business Combination.
(h)
Reflects (i) $3,474 non-cash loss contingency charge related to the settlement with GPO FN Noteholder LLC recorded in the second quarter of 2023 and (ii) accounting and legal costs incurred associated with the settlement with GPO FN Noteholder LLC totaling $168 in the first quarter of 2023, $248 in the second quarter of 2023, $201 in the third quarter of 2023, and $286 in the third quarter of 2022. See further discussion in Note 17, "Commitments and Contingencies” and Note 8, “Debt”.

Liquidity and Capital Resources

Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company funded operations through raising equity and debt, including the receipt of approximately $65.6 million of net cash proceeds from the Transactions. At September 30, 2023, the Company’s cash, cash equivalents, restricted cash, and short-term investments was $24.4 million compared to $61.2 million at December 31, 2022.

The Company had a negative working capital balance of $41.4 million (excluding cash and short-term investments) at September 30, 2023 and had an accumulated deficit of $765.7 million and $700.7 million as of September 30, 2023 and December 31, 2022, respectively, and has incurred net losses of $64.7 million and $175.7 million for the nine months ended September 30, 2023 and 2022, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development.

While the Company’s future projections indicate that the Company will have sufficient liquidity to meet its obligations in the normal course of business within one year from the date of this filing, our ability to maintain our minimum cash requirement, fund our future cash interest requirements under our $156.0 million senior term loan and fund our operating expenses and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. The Company has implemented various cost saving measures throughout the year and is actively seeking additional sources of capital. Volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, convertible debt, and preferred share issuances. Our principal debt plus paid-in kind interest outstanding as of September 30, 2023 and December 31, 2022 consisted of the following (excluding any fair value adjustments and debt discounts, as applicable):

(In thousands)	September 30, 2023	December 31, 2022
New Senior Term Loan	$157,825	$150,647
New GPO Note	47,662	-
Convertible Notes	13,556	12,219
Dragonfly Seller Convertible Notes	11,493	-
Aicel Convertible Note	1,103	1,174
PPP Loan	171	251
Total Principal plus PIK Outstanding	$231,810	$164,291

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

During the nine months ended September 30, 2023, we made cash interest payments totaling $15.3 million related to the New Senior Term Loan.

The New Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The New Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were four financial covenants in place at September 30, 2023: a minimum cash balance requirement, minimum annual recurring revenue requirement, an adjusted EBITDA requirement (as defined in the Credit Agreement, as amended) and a capital expenditure limitation. At September 30, 2023, the Company was in compliance with all of the covenants. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the New Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

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

The Company elected to account for the New GPO Note using the fair value option. The New GPO Note was recorded at its June 30, 2023 acquisition date fair value of $36,583. The Company initially recorded a loss contingency of $11,700 in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the New GPO Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and New GPO Note, the Company recorded an additional loss on settlement with GPO of $3,474 in the condensed consolidated statement of operations for the three and nine months ended September 30, 2023.

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

Capital expenditures

Capital expenditures primarily consist of purchases of capitalized software costs and property and equipment. Our capital expenditures program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment to grow our business. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. Our total capital expenditures were $6.0 million and $8.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(31,940)	$(57,499)
Investing activities	$(18,336)	$(7,734)
Financing activities	$6,570	$111,515
Effect of exchange rates on cash	$(184)	$(451)
Net change in cash and cash equivalents	$(43,890)	$45,831

Operating activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock based compensation, changes in fair value of warrant liabilities, non-cash interest expense, and loss on debt extinguishment, as well as the effect of changes in working capital and other activities.

Cash used in operating activities in the nine months ended September 30, 2023 was $31.9 million, a decrease of $25.6 million compared to the nine months ended September 30, 2022. The primary factors affecting our net operating cash flows during this period was our net loss of $64.7 million, which includes non-cash expenses items totaling $40.7 million, including impairment of goodwill of $5.8 million, non-cash and paid-in kind interest expense of $7.0 million, stock-based compensation expense of $18.2 million, a gain due to the change in fair value of financial instruments of $18.9 million, non-cash lease expense of $2.9 million, loss on settlement with GPO of $3.5 million, and amortization and depreciation of $22.7 million, other non-cash items of $0.5 million and the effect of changes in operating assets and liabilities that resulted in cash outflows of $8.0 million.

Net cash used in operating activities was $57.5 million during the nine months ended September 30, 2022. The primary factors affecting our operating cash flows during this period was our net loss of $175.7 million adjusted for non-cash items of $128.9 million, primarily consisting of $17.3 million of depreciation and amortization, $30.9 million of stock-based compensation, $61.0 million of non-cash and paid-in kind interest expense, $45.2 million of loss on debt extinguishment, $4.8 million of non-cash operating lease expense, $0.7 million of other non-cash changes, offset by non-cash gain of $18.5 million resulting from the change in fair value of financial instruments, $7.7 million gain on PPP Loan forgiveness, non-cash gain of $2.2 million resulting from the change of fair value of contingent consideration, $2.7 million of deferred income tax benefit and the effect of changes in operating assets and liabilities that resulted in cash outflows of $10.7 million.

Investing activities

Net cash used in investing activities in the nine months ended September 30, 2023 was $18.3 million compared to $7.7 million in the nine months ended September 30, 2022. Net cash used in investing activities in the nine months ended September 30, 2023 primarily consisted of cash paid for acquisitions, net of cash acquired of $5.0 million, cash paid of $6.0 million of capital expenditures primarily related to software development costs and purchases of short-term investments of $7.4 million. Net cash used in investing activities in the nine months ended September 30, 2022 was $8.9 million of capital expenditures offset by $1.1 million cash acquired from the acquisition of Aicel, net of cash paid for the assets acquisition of DT-Global.

Financing activities

Net cash provided by financing activities in the nine months ended September 30, 2023 was $6.6 million, compared to $111.5 million for the nine months ended September 30, 2022. Net cash provided by financing activities during the nine months ended September 30, 2023 primarily consisted of $6.0 million from Amendment 1 to the Credit Agreement and $0.6 million from the proceeds from the exercise of stock options. Net cash provided by financing activities during the nine months ended September 30, 2022 was $111.5 million, primarily consisted of $325.0 million in gross proceeds from the Business Combination (inclusive of (a) the net receipts from $150.0 million proceeds from the issuance of our New Senior Term Loan, (b) $61.0 million from DSAC’s trust, and (c) $114.0 million from the backstop agreement with the sponsor of DSAC), and $4.5 million cash proceeds from the exercise of public warrants, $0.4 million from the exercise of stock options, offset by a total of $48.7 million in transaction costs related to the Business Combination and New Senior Term Loan, $189.0 million in principal repayments of First Out Term Loan, Last Out Term Loan, Fireside Promissory Notes, 8090 FV Subordinated Promissory Note, and the New GPO Note.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2023, as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 28, 2023 except for the change in one intangible asset discussed in Note 6, "Intangible Assets".

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

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue for the three and nine months ended September 30, 2023, was negatively impacted by approximately 1.0% compared to the three and nine months ended September 30, 2022.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate New Senior Term Loan. Our exposure to changes in interest rates is associated with the Prime Rate.

As of September 30, 2023, we had outstanding borrowings on our New Senior Term Loan of $157.8 million, which bears cash interest at a floating rate based on the Prime Rate plus an applicable margin. At September 30, 2023, the interest rate on our New Senior Term Loan was 13.25%. Assuming no change in the outstanding borrowings on our New Senior Term Loan, we estimate that a one percentage point increase in the Prime Rate would increase our annual cash interest expense by approximately $1.6 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, due to the material weakness identified in the prior year, our disclosure controls and procedures were not effective as of September 30, 2023. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses identified in prior year and material weakness remediation activities, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Current Report on Form 10-K filed with the SEC on March 28, 2023, except as set forth below:

The Company may not successfully consummate a go-private or other strategic transaction on favorable terms or at all, and its announcement of the formation of a Special Committee of its Board of Directors to review such a transaction may have an adverse impact on the Company’s business and ability to implement any such transaction.

On November 14, 2023, the Company announced that its Board of Directors established a Special Committee, composed of Michael Callahan, Manoj Jain, Stanley McChrystal and Anna Sedgley, in response to statements made by the Company’s CEO and Co-founder, Tim Hwang, regarding his interest in putting together a consortium to explore a potential go-private transaction. Mr. Hwang has not provided any specific proposal, and there can be no assurance that one will be made. The Special Committee will evaluate, together with its advisors, any proposal it receives from Mr. Hwang regarding such a transaction, as well as any other transaction proposals submitted to the Company. The Special Committee has the full power and authority of the Board to take any and all actions on behalf of the Board as it deems necessary to evaluate and negotiate a potential go-private transaction and alternatives to any transaction proposed by Mr. Hwang. There can be no assurance that the foregoing will result in any transaction or any other strategic change or outcome, or as to the timing of any of the foregoing. The Company’s announcement of the formation of a Special Committee to review any such transaction may have a material adverse impact on the Company’s business, operations and financial results, as well as its ability to implement any such transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than as reported on each of our Current Reports on Form 8-K filed on July 3, 2023, we did not have any unregistered sales of equity securities during the three months ended June 30, 2023.

Use of Proceeds

Not applicable

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended September 30, 2023.

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

A copy of Amendment No. 3 is incorporated herein by reference. The above description of the material terms of Amendment No. 3 are qualified in their entirety by reference to such exhibit.

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

Exhibit 10.8 to the Current Report on Form 10-Q filed on August 9,2023 (File No. 001-39672).
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

FISCALNOTE HOLDINGS, INC.

Date: November 14, 2023	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Date: November 14, 2023	By:	/s/ Timothy Hwang
Name: Timothy Hwang
Title: Chief Executive Officer