Form 10-K
period 2023-12-31
FiscalNote Holdings, Inc.
filed 2024-03-15
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-396972

FISCALNOTE HOLDINGS, INC.

Delaware	88-3772307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1201 Pennsylvania Avenue NW, 6th Floor, Washington, D.C. 20004
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (202) 793-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	NOTE	NYSE
Warrants to purchase one share of Class A common stock, each at an exercise price of $11.50 per warrant	NOTE.WS	NYSE

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The New York Stock Exchange on June 30, 2023 was $290,009,098.

As of March 1, 2024, the registrant had 122,718,798 shares of Class A common stock, $0.0001 par value per share, outstanding, and 8,290,921 shares of Class B common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•
FiscalNote’s ability to service its repayment obligations and maintain compliance with covenants and restrictions under its existing debt agreements;
•
demand for FiscalNote's services and the drivers of that demand;
•
FiscalNote's ability to provide highly useful, reliable, secure and innovative products and services to its customers;
•
FiscalNote's ability to attract new customers, retain existing customers, expand its products and service offerings with existing customers, expand into geographic markets or identify areas of higher growth;
•
any cost reduction initiatives undertaken by FiscalNote;
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

v

FISCALNOTE HOLDINGS, INC.

FORM 10-K TABLE OF CONTENTS

6

PART I

Item 1. Business.

Overview

We are a leading technology provider of global policy and market intelligence. We deliver critical, actionable legal and policy insights in a rapidly evolving political, regulatory and macroeconomic environment. By combining artificial intelligence (AI), and other technologies with analytics, workflow tools, and expert peer insights, we empower customers to manage policy change, address regulatory developments, and mitigate global risk. We ingest unstructured legislative and regulatory data, and employ AI and data science to deliver structured, relevant and actionable information in order to facilitate key operational and strategic decisions by global enterprises, midsized and smaller businesses, government institutions, trade groups, and nonprofits. We deliver that intelligence through our suite of public policy and issues management products, including the FiscalNote core product, CQ Federal, EU Issue Tracker and Curate. Our products incorporate workflow tools that enable our clients to monitor, manage, collaborate and efficiently organize for action on the issues that matter most to them, integrating global policy and market intelligence seamlessly into their daily activities. In addition, we offer our customers expert and customized analysis through our geopolitical and market intelligence businesses, including FrontierView, a market intelligence advisory firm for global business professionals, Oxford Analytica, which provides strategic geopolitical intelligence analysis of world events and Dragonfly Eye, a geopolitical and security intelligence service. The FiscalNote portfolio also includes advocacy and constituent management services that connect citizens with their government representatives and vice versa, as well as AI products and services.

We serve a global, diverse customer base that includes businesses (including over half of the Fortune 100), government agencies, law firms, professional services organizations, trade groups and non-profits in over 45 countries. We generated total revenues of $132.6 million and $113.8 million for the years ended December 31, 2023 and 2022, respectively. We generate recurring revenues through our subscription-based model, which accounts for approximately 90% of our total revenues. We believe that the compelling value proposition of the insights delivered by our platform, combined with the expert analysis, workflow tools and other products and services we offer, has driven substantial customer loyalty.

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

Over the last several years, we have closed a number of strategic acquisitions to increase our scale and enhance our portfolio of products and services with complementary offerings including the July 2017 acquisition of VoterVoice LLC (“VoterVoice”) a digital advocacy solutions business (“VoterVoice”), the January 2018 acquisition of Shungham Information SPRL, a European Union regulatory and legislative intelligence business (“Shungham”), the August 2018 acquisition of CQ Roll Call, Inc., comprising two premier media brands reporting on the U.S. government (“CQ Roll Call”), and several acquisitions over the course of 2021 through 2023 which, among other matters, built out our geopolitical and market intelligence advisory business line through the addition of Oxford Analytica, FrontierView and Dragonfly Eye to our corporate family. These acquisitions introduced us to new geographic territories in the U.K., Australia, Singapore and Austria, as well as increased our presence in Korea, the U.K. and within certain states in the United States. In addition to building out our portfolio with complimentary products and services and strategic technologies, these acquisitions increased our employee headcount and, in certain cases, have enabled us to scale our customer base more rapidly. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Impacting the Comparability of Our Operating Results” for additional discussion. Over the past several years, we have made significant progress towards integrating these businesses and streamlining operations.

We are now a global company with approximately 680 employees as of December 31, 2023. Our headquarters are located in Washington, D.C., and we maintain four additional offices in the United States along with a global presence of offices in the United Kingdom, Belgium, Australia, India, South Korea, and Singapore.

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

Sales Optimization Strategy

We believe a significant opportunity exists for us to accelerate revenue growth by optimizing our sales organization and strategy. We are focusing on elevating our sales productivity and efficiency with an emphasis on delivering our services to increasingly larger enterprise and government accounts. We already enjoy a diverse “blue chip” client base across major public and private sectors, including over half of the Fortune 100. Our sales optimization efforts should realize growth in our base of larger enterprise and government accounts, and we will continuously monitor the need to grow sales capacity to further support those opportunities. Our post-sale client engagement efforts also include tailored strategies designed to successfully expand the size and duration of our client engagements through cross-selling and upselling, as well as optimizing product pricing and packaging based on customer needs. Through this “land and expand” strategy, we have increased average account values year over year across government, enterprise, mid-market and small and medium-sized clients.

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

Adjacent Market Opportunities

We intend to leverage our core technology and scalable platform to expand into adjacent markets. First, our platform can ingest and process a high volume of data sets, from activity at the hyper-local municipal level to international, to provide clients with greater functionality. In addition, insights generated through our technology can be packaged for various client use-cases, from traditional government affairs and advocacy activities to geopolitical risk research and predictive analysis. We also believe there are significant opportunities to leverage our existing strengths in structuring data, providing actionable insights and workflow tools to develop vertically integrated solutions for regulated sectors of the future, including autonomous driving vehicles, cybersecurity, telehealth, the gig economy, crypto-currency, online sports betting, the cannabis industry and more. Finally, we continue to assess opportunities for international expansion, both to grow our customer footprint and expand our product offerings to provide insights into regulatory activities in additional jurisdictions.

Acquisition Opportunities

The legal and policy information and technology industry remains highly fragmented. We have a track record of acquiring and successfully integrating complementary businesses that enhance our portfolio of products, services, and data sets. Since 2017, we completed 16 acquisitions, increasing our scale, adding expert analysis and advocacy tools to our portfolio of products and services, and enabling us to provide additional data sets and services for our customers. We plan to evaluate additional acquisition opportunities to supplement our existing platform, with a strategic focus in the near-term on bolt-on opportunities that feed into our "land and expand" sales strategy. We intend to focus on acquisitions that leverage our core strengths and enhance our current product, market, geographic and customer strategies. At this time, we cannot estimate whether we will be successful in the acquisition of these, or any other, companies. We believe the combination of our successful acquisition track record, scale and reputation uniquely position us to create value through additional acquisitions.

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

Rapidly Shifting Technology Landscape with an Increasing Emphasis on the Role of AI, Machine Learning, and Natural Language Processing

The evolution of technologies such as Artificial Intelligence (AI), Machine Learning (ML), and Natural Language Processing (NLP) is rapidly changing the way industries approach data and analytics. Today's technologies enable far more sophisticated analysis, prediction, and automation. These trends are driving significant changes in how business is conducted and how data is evaluated by multinational corporations, non-profits, and governments. Such technological shifts are particularly impactful in markets being serviced by FiscalNote, including legal and policy analysis focused on the political, regulatory and macroeconomic environment. Appropriately navigating the technological shifts within AI, ML and NLP is crucial for understanding and processing large volumes of text-based data such as legal documents, policy papers, and regulatory rulings. Deploying these technologies has the potential to automate repetitive tasks, reduce errors, and provide more actionable insights, decision-making, and strategic planning. Businesses that embrace these shifting technologies through platforms such as FiscalNote can gain a competitive advantage and enhance their efficiency, innovation, and customer experience.

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

Ongoing Acquisition Opportunities

We continue to look at acquisition targets opportunistically, with a primary focus on complementary assets with significant strategic and value accretion potential. Driven by our integration model, we benefit from increasing our user base via new customers, increased customer stickiness and sales volume via bundles, and unified data and analytics engines to deliver increasingly larger quantities of data with higher-quality information. We focus on opportunities with high market share and high subscription revenue streams, which drives back-office synergies, as well as potential acquisition of enabling technologies. In addition, we have deployed our AI-powered technology to reduce integration time and create significant cost savings for our acquisitions. We intend to continue pursue strategic acquisitions as we create a disruptive global data company in a new era of technology.

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

Customers

We serve a large, diverse customer base that includes small and mid-sized businesses, large enterprises (including over half of the Fortune 100), government agencies, law firms, professional services organizations, trade groups and non-profit around the world. We believe that the strong value proposition of the insights delivered by our platform, combined with expert analysis and workflow tools, leads to our substantial customer loyalty as evidenced by their high propensity to renew their subscriptions with us. As of December 31, 2023, our run-rate revenue (a key measure of our future revenue opportunity defined as annual recurring revenue at a point in time plus non-subscription revenue during the last twelve months) was $139.7 million. Excluding products we discontinued in 2023, and Board.org (see Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for further discussion) our run-rate revenue at December 31, 2023 was $121.3 million. In addition, our net revenue retention (“NRR”) rate (for businesses we owned for at least twelve months at any point in time) on subscription customers was approximately 99% for the fourth quarter of 2023 and 94% during the year ended December 31, 2023. Retention rates typically are higher for engagements with higher account values, which tend to involve more products with more complex and broader usage within a client organization. We believe that our business is not substantially dependent on any particular end market, customer or group of significant customers.

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

• State-of-the-art data collection and ingestion, processing and augmentation, and storage automation capabilities including:

• Data ingestion: bespoke high-speed intelligent data sourcing and collection with custom scraping and monitoring frameworks from web sources, APIs (Application Programming Interface), and data partnerships collecting unstructured text documents in multiple languages and multimedia audio, video, and image files.

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

Intellectual Property

As of December 31, 2023, we owned 128 registered trademarks, one trademark allowed, nine trademark applications (in each case, counting individual foreign registrations and applications), approximately 578 domain names, 16 patents, nine patents pending, and three patents allowed. We also own certain proprietary software. We consider our trademarks, service marks, databases, software and other IP to be proprietary, and rely on a combination of statutory (e.g., copyright, trademark, trade secret and patent), contractual and technical safeguards to protect our intellectual property rights.

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

New Product Development

We believe that innovation is essential to our success and one of our primary drivers of competitive advantage. We believe we are in a unique position to help shape how organizations find, evaluate, interact with, consume and act upon global policy and market information. In 2023, our data expansion and enhancement strategies led to the integration and expansion of data across multiple products including FiscalNote, EUIT, CQ, VoterVoice, Aicel, and FrontierView, introducing new data sources and improving data quality. We made significant improvements in our existing product suite while developing and launching new products, including FiscalNote RiskConnector and Global Policy Dashboard, and we laid the foundations for several GPT powered applications. We also intend to continue augmenting our technology platform, products and services through strategic acquisitions.

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

Employees

As of December 31, 2023, approximately 680 employees support our business operations with approximately 660 full-time. As of the date of this annual report on Form 10-K, approximately 50 of our employees are represented by a union. We consider our relationship with our employees to be good and have not experienced interruptions to operations due to labor disagreements.

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

Information About our Executive Officers

Set forth below is a list of our executive officers as of March 11, 2024, including each executive officer’s principal occupation and employment during the past five years and reflecting recent organizational changes. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until his successor is appointed or his earlier death or removal or resignation from such office. Each executive officer’s age is set forth in the table next to his name.

Name	Position	Age
Tim Hwang	Chairman, Chief Executive Officer and Co-Founder	32
Gerald Yao	Chief Strategy Officer, Global Head of ESG and Co-Founder	32
Josh Resnik	President and Chief Operating Officer	53
Jon Slabaugh	Chief Financial Officer and SVP of Corporate Development	60
Vladimir Eidelman	Chief Technology Officer	38
Richard Henderson	Chief Revenue Officer	50
Todd Aman	SVP, General Counsel and Secretary	40

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

Richard Henderson serves as Chief Revenue Officer, a role he has held since January 2023. Before then, he served as Chief Sales Officer at Higher Logic, a cloud-based member and customer engagement platform business, from June 2018 to July 2022, where he managed global sales and accounts across North America and Australia. Prior to Higher Logic, Mr. Henderson served as Chief Revenue Officer at StatsPerform, a sports data and analytics company, from January 2017 to June 2018. Before then, he held a series of senior leadership roles at The Corporate Executive Board (CEB), a leading global best-practice insight and SaaS business. He is an Honors Graduate of Cambridge University, UK.

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

Available Information

Our website address is www.fiscalnote.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding FiscalNote. The information contained on our website is not part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Risks Related to Our Business

The Company may not successfully consummate a go-private or other strategic transaction on favorable terms or at all, and its announcement of the formation of a Special Committee of its Board of Directors to review such a transaction may have an adverse impact on the Company’s business and ability to implement any such transaction.

On November 14, 2023, the Company announced that its Board of Directors established a Special Committee, composed of Michael Callahan, Manoj Jain, Stanley McChrystal and Anna Sedgley, in response to statements made by the Company’s CEO and Co-founder, Tim Hwang, regarding his interest in putting together a consortium to explore a potential go-private transaction. No party has submitted any specific proposal, and there can be no assurance that one will be made. The Special Committee will evaluate, together with its advisors, any proposal it receives. The Special Committee has the full power and authority of the Board to take any and all actions on behalf of the Board as it deems necessary to evaluate and negotiate a potential transaction involving the Company going private. There can be no assurance that the foregoing will result in any transaction or any other strategic change or outcome, or as to the timing of any of the foregoing. The Company’s announcement of the formation of a Special Committee to review any such transaction may have a material adverse impact on the Company’s business, operations and financial results, as well as its ability to implement any such transaction.

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

We have incurred significant net losses in each year since our inception, including net losses of $115.5 million and $218.3 million for the years ended December 31, 2023 and 2022, respectively, and we may not achieve or maintain profitability in the future. Because the market for our products and services is rapidly evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. The Company implemented a cost reduction plan to align its operations and reduce our operating expenses in the future. We also intend to continue to build and enhance our products and services and develop and expand our platforms through both internal research and development and selectively pursuing acquisitions that can contribute to the capabilities of our platforms. If our revenue does not increase to offset operating expenses and if our efforts to control operating expenses are unsuccessful or inadequate, we will not be profitable in future periods. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any failure to increase the number of organizations using our products or grow the size of our engagements with existing customers, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for our products, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our stock to decline.

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

• to the extent we incur debt to fund any acquisitions, the impact of such debt on our overall capital structure, any material restrictions thereunder on our ability to conduct our business, financial maintenance covenants and dilution to shareholders to the extent such debt instruments are convertible;

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

Any cost reduction initiatives that we undertake may not deliver the results we expect and these actions may adversely affect our business.

From time to time, we engage in restructuring plans that have resulted and may continue to result in workforce reduction and consolidation of our real estate facilities and our operating footprint. In addition, management will continue to evaluate our global footprint and cost structure, and additional restructuring plans are expected to be formalized. As a result of our restructurings, we have experienced and may in the future experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. Any cost-cutting measures could impact employee retention. In addition, we cannot be sure that any future cost reductions or global footprint consolidations will deliver the results we expect, be successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or global footprint consolidation. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our results of operations may be adversely affected.

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

In addition, we sell our products and services globally and plan to continue expanding our international operations as part of our growth strategy. For the years ended December 31, 2023 and 2022, approximately 19% and 13%, respectively, of our revenues were derived from outside of the United States. Revenues by geography are determined based on the region of the FiscalNote selling entity, which may be different than the region of the customer.

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

As of December 31, 2023, we had $239.9 million in aggregate principal amount of indebtedness, of which $158.2 million was secured by substantially all of our assets and $81.7 million was unsecured.

Concurrently with the closing of the Business Combination, FiscalNote, Inc., our wholly owned indirect subsidiary, entered into a new senior secured term loan facility (the "Senior Term Loan") providing for an aggregate principal amount of up to $150.0 million in indebtedness, which refinanced certain indebtedness outstanding prior to the closing on amended terms, as well as potential incremental loan facility of up to an additional $100.0 million upon our satisfaction of certain conditions to the availability thereof. In connection with the completion of the sale of Board.org on March 11, 2024, the lenders consented to release the liens on Board.org’s assets and permitted the consummation of the sale in exchange for the permanent retirement of $65.7 million (the “Pay-Down Amount”) of term loans under the Senior Term Loan and payment of approximately $7.1 million of related prepayment and exit fees.

The Senior Term Loan requires monthly cash interest payments. Beginning August 15, 2026, we will also be required to make monthly principal payments to fully repay the outstanding principal by the stated maturity date, July 15, 2027. Accordingly, a portion of our future cash flows from operations will be required to pay interest and principal on our indebtedness. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. We cannot guarantee that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely payments on our indebtedness, or to fund our operations.

Under our Senior Term Loan, we and certain of our subsidiaries are subject to financial maintenance covenants and restrictive covenants limiting our business and operations, including limitations on incurring additional indebtedness and liens, limitations on certain consolidations, mergers, and sales of assets, and restrictions on the payment of dividends or distributions. We may be unable to comply with any financial maintenance covenants and/or restrictive covenants which may result in a default under the Senior Term Loan (See Note 9, Debt to the consolidated financial statements included elsewhere herein). For example, of the $81.7 million in unsecured indebtedness outstanding as of December 31, 2023, $14.1 million in aggregate principal is due to noteholders who elected not to convert their notes into shares of capital stock of the Company in conjunction with Closing (the “Convertible Notes”). The Convertible Notes are unsecured, earn payable in kind monthly interest of 15% per annum and mature in July and November of 2025. We may be required to raise additional financing in order to satisfy certain covenants in light of this payment obligation in respect of the Convertible Notes. In the future, any debt financing obtained by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions or divestitures. Any default under our debt arrangements could require that we repay or refinance such indebtedness immediately. In such event, we may be unable to repay our indebtedness or refinance such indebtedness on reasonable terms, if at all, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Goodwill and other long-lived assets represent a significant portion of our assets, and any impairment of these assets could negatively impact our results of operations.

As of December 31, 2023, our goodwill was approximately $187.7 million, which represented approximately 50.7% of our total assets. We test goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Estimates of future revenue and expenses combined with assumptions as to the business climate, industry, and economic conditions can influence our evaluations. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. We believe that the assumptions and estimates are reasonable based on our current forecasts and outlooks, however, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. (For additional information on our goodwill impairment testing, see Note 8, Goodwill, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K . Because of the significance of our goodwill and other long-lived assets, any future impairment of these assets could have a material adverse effect on our results of operations.

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

We have licensed certain components of our technologies from third parties and rely upon such licenses, in part, for the successful development and commercialization of certain technologies, products and services. The success of certain of our products and services may depend on maintaining successful relationships with our third-party license partners. If such license agreements were to terminate prematurely or if we breach the terms of any licenses or otherwise fail to maintain such licenses, we may lose the ability to offer certain products and services that use such licenses. If there are no active statements of work, counterparties may have the right to terminate such license agreements for its convenience. In addition, we may need to obtain licenses to additional technologies in the future in order to keep our products and services competitive. If we fail to license or otherwise acquire and maintain necessary technologies, we may not be able to develop new products and services necessary to remain competitive.

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

We have identified material weaknesses in our internal controls over financial reporting, and our management has concluded that certain elements of our internal controls over financial reporting program are not effective. While we are working to remediate our material weaknesses in our internal controls over financial reporting, we cannot assure you that additional material weaknesses will not occur in the future. If our internal controls over financial reporting are not effective, we may not be able to accurately report our financial results, or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We have historically had a small internal accounting, finance, and information technology staff. This lack of adequate accounting and information technology resources has resulted in the identification of material weaknesses in our internal controls over financial reporting identified in connection with the audit of our financial statements for the year ended December 31, 2023, and prior. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for the year ended December 31, 2023, our management team identified three material weaknesses stemming from (a) inadequate access provisioning and monitoring controls surrounding financially relevant systems and applications inclusive of inappropriate administrator access, (b) fair market value changes to financial instruments, and (c) stock compensation accounting. We are committed to remediating these areas of material weakness and have been proactively working through remediation efforts, culminating in the remediation of several legacy material weaknesses during the fiscal year. While our efforts are ongoing, we plan to continue to take additional steps to remediate the areas of ongoing material weakness, improve our financially relevant systems and applications, and implement new policies, procedures, and controls; however, we cannot guarantee those measures will prevent or detect material weaknesses in the future.

Although we have made significant progress in developing and implementing our remediation efforts, certain material weaknesses continue to exist as of the date of this filing. Further, we cannot provide any assurance that we, or our independent registered accounting firm, will not identify new material weaknesses in our internal controls over financial reporting in the future.

In addition, pursuant to Section 404 and in light of SEC guidance, management is required to report our assessment of internal control over financial reporting beginning with this Annual Report on Form 10-K, and if FiscalNote continues to be an accelerated filer (who is not eligible to be a smaller reporting company and ceases to be an emerging growth company) or becomes a large accelerated filer, an attestation of the independent registered public accounting firm will also be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules, we may need to upgrade our legacy information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff or retain additional outside consultants.

Our risk management processes and procedures may not be effective.

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

We implement measures to protect sensitive and personal data in accordance with our contracts, data protection laws and consumer laws. However, we may be subject to data breaches involving factors beyond our control, including data breach incidents suffered by third parties with which we contract or interact. Any technical problems that may arise in connection with our data and systems, including those that are hosted by third-party providers, could result in interruptions to our business and operations or exposure to security vulnerabilities. These types of problems may be caused by a variety of factors, including infrastructure changes, intentional or accidental human actions or omissions, software errors, malware, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. From time to time, large third-party web hosting providers may experience outages or other problems that would result in their systems being offline and inaccessible, which could materially impact our business and operations.

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

Our Class B Common Stock have twenty-five (25) votes per share, and our Class A Common Stock have one vote per share. Mr. Tim Hwang, our Co-Founder and Chief Executive Officer, and Mr. Gerald Yao, our Co-Founder, Chief Strategy Officer and Global Head of ESG (together our “Co-Founders”), together hold all of the issued and outstanding shares of our Class B Common Stock, which represent approximately 6.4% our common stock as of December 31, 2023. Accordingly, as of December 31, 2023 where a majority or plurality vote is required, as applicable, Mr. Hwang holds approximately 54.0% of the voting power of our outstanding common stock and Mr. Yao holds approximately 9.0% of the voting power of our outstanding common stock. Therefore, our Co-Founders will be able to determine the outcome of matters submitted to our stockholders for approval, including the election of directors (which requires only a plurality vote), amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders would cease to hold a majority of the voting power of our outstanding common stock if they disposed of shares of Class B Common Stock representing approximately 2.6% of our outstanding common stock, in transactions other than Permitted Transfers as defined in our certificate of incorporation (“Charter”), assuming no other issuances of either Class A or Class B Common Stock have occurred since December 31, 2023 and prior to such dispositions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A Common Stock. Any future issuance of Class B Common Stock may be dilutive to holders of Class A Common Stock. For information about our dual-class structure, see Note 10, Stockholders' Equity, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Sales of a substantial number of our Class A Common Stock into the public market or the perception that such sales might occur, could cause the market price of our Class A Common Stock to decline. Additionally, the issuance of additional shares of our Class A Common Stock will dilute our other stockholders.

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

As previously reported, we issued subordinated convertible notes with an aggregate principal amount of approximately $6.3 million ($5.5 million issued in December 2023 and $0.8 million in January 2024) in connection with the Company's strategic commercial partnership with Era Global Technologies, LLC (the “Era Convertible Notes”). The Era Convertible Notes are convertible into shares of our Class A Common Stock (the “Underlying Shares”), beginning June 2024, however, the Company may mandate conversion of the Convertible Notes into the Underlying Shares under certain circumstances prior to June 2024. In connection with the issuance of the Era Convertible Notes, we also entered into an AI Co-Pilot Agreement which requires us to issue approximately $3.2 million in Class A Common Stock no later than June 2024 (the “Partnership Shares”). If Era’s sale of the Underlying Shares and Partnership Shares does not generate sales proceeds of at least $9.6 million, the Company is required to issue additional shares to the holder of the Convertible Notes (the “Additional Shares”). In addition, on June 30, 2023 the Company issued the New GPO Note which requires us to satisfy the interest payable thereunder in cash or freely tradeable shares of our Class A Common Stock at our option (the “GPO Shares”).

The issuance of the Underlying Shares, Partnership Shares, Additional Shares and/or the GPO Shares may cause stockholders to experience significant dilution of their ownership interests and the market price our Class A Common Stock to decline. In addition, we may be required to issue additional shares of Class A Common Stock in the future to satisfy certain financial covenants under the Senior Term Loan that may result in dilution to all stockholders.

The Warrants may never be in the money, and may expire worthless.

The effective exercise price of the Warrants is $7.32 per share. We believe the likelihood that warrant holders will exercise the Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Class A Common Stock. If the trading price for our shares of Class A Common Stock is less than $7.32 per share, we believe holders of the Warrants will be unlikely to exercise their Warrants. On December 31, 2023, the closing price of our Class A Common Stock on the NYSE was $1.14 per share. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and we may receive no proceeds from the exercise of the Warrants.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

We became a public company following the consummation of the Business Combination, and as such incur significant legal, accounting and other expenses that Legacy FiscalNote (the FiscalNote entity from founding in 2013 through its public offering in 2022) did not incur as a private company, which we expect to further increase once we no longer qualify as an “emerging growth company". We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the NYSE, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increased our historical legal and financial compliance costs and have made some activities more time-consuming and costly, such as attracting and retaining qualified members of our Board as compared to Legacy FiscalNote as a private company.

We may need to hire additional accounting and finance staff or engage outside consultants with public company experience and technical accounting knowledge, and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs if we decide to pay cash compensation comparable to other publicly-listed companies, which would increase our general and administrative expenses and could adversely affect our profitability. We are evaluating these rules and regulations and related matters, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

As a company, we devote significant resources to cybersecurity and risk management processes in order to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program is led primarily by our Vice President - Cybersecurity & DevOps, who has over 15 years’ experience in cybersecurity, information technology, and related compliance and holds a Certified Information Systems Security Professional certification. The information security team works cross-functionally, with significant involvement from other members of senior management and oversight by the Board.

The information security team is responsible for, among other matters:

•
designing, implementing and periodically assessing our cybersecurity safeguards and related policies and procedures, including those pertaining to encryption standards, antivirus protection, remote access, multi-factor authentication, data classification, device management, and the use of the internet, social media, email and wireless devices;
•
monitoring current and emerging cybersecurity threats to which the business may become exposed; and
•
providing oversight of risks of cybersecurity threats associated with our use of third-party service providers, including reviewing such engagements when proposed in order to identify and assess risks potentially arising therefrom.

In addition, the information security team is responsible for obtaining and maintaining Service Organization Control Type 2 ("SOC-2") certification for the Company’s product portfolio. The Company has obtained SOC-2 certification for many of its products, which subjects those products to an annual compliance audit conducted by a third party, and we work to include progressively more products within the scope of the audit year over year.

We view cybersecurity as a shared responsibility throughout the Company. At a management level, we periodically perform tabletop exercises incorporating external resources, advisors and relevant members of the Board as needed. The Company requires all employees to participate in an annual cybersecurity training reviewed by the information security function, and management regularly communicates with employees about potential cybersecurity risks and methods for reporting incidents. The Company has adopted and maintains an Incident Response Plan, which provides for various methods of reporting and escalation of incidents, activation of an incident response team consisting of relevant cross-functional leaders (e.g., legal, information security, operations), assessment of the severity of incidents, processes for investigating and remediating incidents and compliance with related legal and regulatory obligations, among other matters. The Incident Response Plan provides for the involvement of the Company’s Disclosure Review Committee to assess the materiality of cybersecurity incidents and any disclosure obligations required in respect thereof. Management periodically reviews the Company’s cybersecurity risk management strategy and processes - including the Incident Response Plan - to assess their efficacy in light of current and emerging threats.

The Company’s Board, which is responsible for oversight of risk management related to our business as a whole, has delegated responsibility to the Audit Committee for oversight of the Enterprise Risk Management (“ERM”) program and cybersecurity risk, among other matters. Cybersecurity risk is among the risks monitored by the ERM program, which establishes an annual cadence for identifying material risks facing the Company, as well as quarterly reporting to the Audit Committee on the severity of each such risk and mitigation measures being implemented. The Audit Committee also receives an annual update from the information security function on the Company's current cybersecurity risks, recent enhancements to the Company’s safeguards and related policies. The Company’s Incident Response Plan provides for notification of and consultation with the Audit Committee in the event of a cybersecurity incident exceeding specified levels of severity.

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to, and breaches of, our data and systems, including malware and computer virus attacks. For more information about the cybersecurity risks we face, see the risk factor entitled, “Cyberattacks, security, privacy, or data breaches or other security incidents that affect our networks or systems, or those of our service providers, involving our or our customers’ sensitive, personal, classified or confidential information could expose us to liability under various laws and regulations across jurisdictions, decrease trust in us and our products and services, increase the risk of litigation and governmental investigation, and harm to our reputation, business, and financial condition” in Item 1A- Risk Factors - “Information Technology and Data Risks.”

Item 2. Properties.

The Company’s principal executive offices and global headquarters are located in Washington, D.C., and consist of approximately 65,000 square feet of space under a lease that expires on May 31, 2031. We also maintain a presence in a number of other jurisdictions within the United States and internationally, including Baton Rouge, LA; Madison, WI; Austin, TX; Oxford and London, United Kingdom; Brussels, Belgium; Gurugram, India; Seoul, South Korea; Singapore; and Sydney, Australia. We use these facilities for research and development, product engineering, sales and marketing, communications, finance, information technology and security, legal, human resources, and other administrative functions. We believe that our existing properties are suitable and adequate for our current needs, and we will continue to assess our facilities requirements as our business grows and operations evolve, including as a result of remote or flexible work arrangements adopted in connection with the COVID-19 pandemic.

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

Holders

As of March 1, 2024, there were approximately 347 holders of record of our Class A Common Stock, which amount does not include participants of The Depository Trust Company or beneficial owners holding shares of Class A Common Stock or Public Warrants through nominee names, there were two holders of record of our Class B Common Stock, and there were three holders of record of our Private Warrants.

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

Unregistered Sales of Equity Securities.

None.

Issuer Purchases of Equity Securities.

The Company had no transactions regarding purchases of common stock during the quarter ended December 31, 2023. The Company does not have any publicly announced plan or programs for share purchases.

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

Certain monetary amounts, percentages and other figures included below have been subject to rounding adjustments as amounts are presented in thousands or millions, as the context describes. Monetary amounts are presented in thousands, unless otherwise presented. Percentage amounts included below have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere herein. Certain other amounts that appear below may not sum due to rounding.

This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below, in the annual consolidated financial statements and related notes included in Part II, Item 8 of this Form 10-K, and in the sections of this report titled "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors." Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “FiscalNote,” “we,” “us,” or “our” refer to the business of Old FiscalNote, which became the business of New FiscalNote and its subsidiaries following the Closing.

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

The Business Combination had a significant impact on our reported financial position and results as a result of the reverse recapitalization. The most significant change in our reported financial position and results was an increase in net cash of $65.6 million from gross cash proceeds of $325.0 million, including $114.0 million from the backstop agreement with the sponsor of DSAC, $61.0 million from DSAC’s trust account from its initial public offering, and $150.0 million from the Senior Term Loan (as defined below). Such gross proceeds were offset by $45.2 million transaction costs, which principally consisted of advisory, legal and other professional fees, and were recorded in Additional Paid-in Capital, net of proceeds from the DSAC trust and $3.5 million of debt issuance costs paid out of the proceeds of the Senior Term Loan on the Closing Date, of which $2.8 million was capitalized and $0.7 million included in the loss on debt extinguishment.

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

In connection with the Business Combination, we recognized (a) $28.9 million of incremental stock-based compensation charges that consisted of $5.0 million related to certain awards that vested as a result of the Business Combination, $6.2 million related to awards issued to our CEO, COO, and CFO pursuant to their respective employment agreements, and $17.7 million related to the Earnout Awards that may be issued to shareholders and equity award holders that for accounting purposes are treated as compensation awards (See Note 15, Earnings (Loss) Per Share, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K), (b) $45.3 million of loss on debt extinguishment as a result of repayment of certain of our outstanding debt, as well as the conversion of our convertible debt as part of the Business Combination, and (c) $32.1 million interest charge related to the derecognition of the beneficial conversion feature associated with our converted debt.

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

Factors Impacting the Comparability of Our Operating Results

Acquisitions

Acquisitions affect the comparability of our financial statements from period to period. Acquisitions completed during one period impact comparability to a prior period in which we did not own the acquired entity. Since the beginning of 2021 we completed 12 acquisitions, including the following:

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

•
Aicel Technologies on July 29, 2022 for $8.7 million; and
•
DT-Global on September 30, 2022 for $0.6 million.

Direct and indirect costs incurred related to our acquisitions totaled $1,391 and $1,181 during the years ended December 31, 2023 and 2022.

As a result of our acquisitions since 2021, we have, and will continue to incur, significant non-cash amortization expense related to the amortization of purchased intangibles, which have reduced our operating income by approximately $13.5 million and $7.1 million during the years ended December 31, 2023 and 2022, respectively.

Product rationalization

From time to time, management reviews the Company’s existing products and services based on their financial profile and other strategic factors. In connection with such reviews, management decided to cease actively selling and therefore sunset certain non-core products, representing, in aggregate:

•
subscription revenue of approximately $1.0 million and $1.3 million during the years ended December 31, 2023 and 2022; and
•
Non-subscription advisory revenue of approximately $3.0 million and $3.2 million during the years ended December 31, 2023 and 2022.

On March 11, 2024, we sold Board.org (see Note 19, Subsequent Events in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more details). Board.org’s contributions to FiscalNote were as follows:

•
Subscription revenue of approximately $13.1 million and $10.3 million during the years ended December 31, 2023 and 2022 (excluding a deferred revenue fair value adjustment of $1.0 million during the year ended December 31, 2022 resulting from our acquisition of Board.org in June 2021);
•
Non-subscription events revenue of approximately $0.5 million during the year ended December 31, 2023;
•
Run-rate revenue of approximately $15.2 million and $12.2 million at December 31, 2023 and 2022; and
•
ARR of approximately $14.7 million and $12.2 million at December 31, 2023 and 2022.

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

We plan to invest a portion of the available capital resources in building innovative products, acquiring complementary businesses, attracting new customers and expanding our leadership role in the legal and regulatory information market. We drive growth both organically and through acquisitions. We regularly evaluate acquisitions and investment opportunities in complementary businesses to supplement our existing platform, enable us to enter new markets and ensure that we are well positioned to provide critical insights to the regulated sectors of the future. Past acquisitions have enabled us to deliver innovative solutions in new categories, such as global risk analysis, analytics and integration, and new data sets to enhance the functionality of our existing products. Strategic acquisitions will remain a core component of our strategy in the future.

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

Our ARR at December 31, 2023 and December 31, 2022 was $126.1 million and $113.3 million, respectively. Our ARR at December 31, 2023 and 2022, excluding the 2023 and 2022 Acquisitions, was $115.8 million and $110.2 million, respectively. ARR of the 2022 and 2023 Acquisitions was $10.3 million and $9.2 million as of December 31, 2023 and 2022, respectively, including pre-acquisition ARR performance on the basis reported to FiscalNote in connection with such company’s acquisition. ARR at December 31, 2023 and December 31, 2022, excluding products we discontinued in 2023 and the impact of the sale of Board.org, was $111.2 million and $100.7 million, respectively.

Run-Rate Revenue

Management also monitors Run-Rate Revenue, which we define as ARR plus non-subscription revenue earned during the last twelve months. We believe Run-Rate Revenue is an indicator of our total revenue growth, incorporating the non-subscription revenue that we believe is a meaningful contribution to our business as a whole. Although our non-subscription business is non-recurring, we regularly sell different advisory services to repeat customers. The amount of actual subscription and non-subscription revenue that we recognize over any 12-month period is likely to differ from Run-Rate Revenue at the beginning of that period, sometimes significantly. Our Run-Rate Revenue at December 31, 2023 and December 31, 2022 was approximately $139.7 million and $126.7 million, respectively. Our Run-Rate Revenue at December 31, 2023 and 2022, excluding the 2022 and 2023 Acquisitions, was approximately $127.5 million and $123.6 million, respectively. Run-Rate Revenue of the 2022 and 2023 Acquisitions was approximately $12.3 million and $11.0 million as of December 31, 2023 and 2022, respectively, including pre-acquisition Run-Rate Revenue performance of the Acquisitions on the basis reported to FiscalNote in connection with such company’s acquisition. Run-Rate Revenue at December 31, 2023 and December 31, 2022, excluding products we discontinued in 2023 and the impact of the sale of Board.org, was approximately $121.3 million and $110.9 million, respectively.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. For our federal government clients, we consider subdivisions of the same executive branch department or independent agency (for example, divisions of a single federal department or agency) to be a single customer for purposes of calculating our account-level NRR. For our commercial clients, we calculate NRR at a parent account level. Customers from acquisitions are not included in NRR until they have been part of our consolidated results for 12 months. Accordingly, the 2023 Acquisitions are not included in our NRR for the year ended December 31, 2023 and the 2022 Acquisitions are not included in our NRR for the year ended December 31, 2022. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, the timing of renewals, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. NRR was 94% and 100% for the years ended December 31, 2023 and 2022, respectively. Our quarterly NRR for the last eight quarters follows:

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2022	2022	2022	2022	2023	2023	2023	2023
Net Revenue Retention	98%	99%	99%	100%	96%	98%	100%	99%

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

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues account for approximately 90% of our total revenues for the years ended December 31, 2023 and 2022.

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

Amortization of intangible assets

Amortization expense relates to our finite-lived intangible assets, including developed technology, customer relationship, databases and tradenames. These assets are amortized over periods of between three and twenty years. Finite-lived intangible assets are tested for impairment when indicators are present, and, if impaired, are written down to fair value. During the year ended December 31, 2023 an impairment of intangible assets of $6,223 has been identified and recorded. During the year ended December 31, 2022 no impairment of intangible assets has been identified in our accompanying audited consolidated financial statements.

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

Results of Operations

Discussion of Significant Items Affecting the Consolidated Results for the Years ended December 31, 2023 and 2022

Year Ended December 31, 2023

During the year ended December 31, 2023 the Company recognized several non-cash items including, a non-cash charge of $32.1 million from the impairment of goodwill and other long-lived assets, $16.0 million gain related to the mark-to-market of the public and private warrants liability and debt liabilities that the Company is required to fair value at each reporting date, and an additional non-cash loss on settlement with GPO of $3.5 million.

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

The Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table presents our results of operations for the periods indicated:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
Revenues:
Subscription	$119,082	$100,522	$18,560	18%
Advisory, advertising, and other	13,563	13,243	320	2%
Total revenues	132,645	113,765	18,880	17%

Operating expenses: (1)
Cost of revenues	40,251	31,937	8,314	26%
Research and development	18,186	20,736	(2,550)	(12)%
Sales and marketing	45,722	42,678	3,044	7%
Editorial	17,869	15,956	1,913	12%
General and administrative	65,550	77,801	(12,251)	(16)%
Amortization of intangible assets	11,509	10,451	1,058	10%
Impairment of goodwill and intangible assets	32,064	-	32,064	NM%
Transaction (gains) costs, net	(767)	2,395	(3,162)	(132)%
Total operating expenses	230,384	201,954	28,430	14%
Operating loss	(97,739)	(88,189)	(9,550)	11%

Interest expense, net	29,940	95,741	(65,801)	(69)%
Change in fair value of financial instruments	(15,983)	(12,747)	(3,236)	25%
Gain on PPP loan upon extinguishment	-	(7,667)	7,667	NM%
Loss on debt extinguishment, net	-	45,250	(45,250)	NM%
Loss on settlement	3,474	11,700	(8,226)	(70)%
Other expense, net	68	1,045	(977)	(93)%
Net loss before income taxes	(115,238)	(221,511)	106,273	(48)%
Provision (benefit) from income taxes	223	(3,254)	3,477	(107)%
Net loss	$(115,461)	$(218,257)	$102,796	(47)%

(1) Amounts include stock-based compensation expenses, as follows:
	Year Ended December 31,		Change
	2023	2022	$	%

Cost of revenues	$283	$81	$202	249%
Research and development	1,384	1,007	377	37%
Sales and marketing	2,057	762	1,295	170%
Editorial	400	603	(203)	(34)%
General and administrative	22,933	35,594	(12,661)	(36)%

Revenue:

Subscription Revenue

Subscription revenue of $119.1 million for the year ended December 31, 2023 increased $18.6 million, or 18%, from $100.5 million for the year ended December 31, 2022.

	Change for the Year Ended
	December 31, 2023 vs December 31, 2022
(In thousands)	$	%
Subscription Revenue change driver:
Increase from 2023 Acquisitions	$6,694	100%
Increase from 2022 Acquisitions	1,229	171%
Impact of 2021 Acquisitions deferred revenue adjustment	1,896	100%
Decrease from discontinued products	(480)	(43)%
Increase from organic business	9,221	9%
Subscription Revenues, net (total change)	$18,560	18%

During 2021 the Company acquired 10 businesses (including FactSquared that was acquired on December 31, 2020, respectively). Fiscal year 2022 represented the first full year we owned those businesses whereby we focused on integration and sales strategy. Our organic growth in subscription revenue during fiscal year 2023 is largely the result of our improved go to market strategy, renewed emphasis on enhancing our customer experience, realizing the cross-sell and upsell benefits underlying our historical acquisition thesis, and modest price increases.

Advisory, Advertising, and Other Revenue

Advisory, advertising, and other revenue was $13.6 million for the year ended December 31, 2023, as compared to $13.2 million for the year ended December 31, 2022. The increase of $0.4 million, or 2%, was primarily due to $1.8 million of incremental revenue from our Acquisitions, as well as a decrease in advertising revenue of $1.1 million resulting from the phasing out of an advertising customer and a decrease of other one-time revenue of $0.4 million.

Revenue by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
North America	$107,108	$98,951	$8,157	8%
Europe	19,749	10,072	9,677	96%
Australia	1,193	1,122	71	6%
Asia	4,595	3,620	975	27%
Total revenues	$132,645	113,765	$18,880	17%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer.

Cost of revenues

Cost of revenues was $40.3 million for the year ended December 31, 2023, as compared to $31.9 million for the year ended December 31, 2022. The increase of $8.4 million, or 26%, was primarily attributable to $2.5 million of increased costs resulting from 2023 Acquisition of which $1.9 million related to the growth in our business and $0.6 million represents an increase in amortization expense related to capitalized software development costs and developed technology. Our organic cost of revenues increase of $5.9 million resulted from $6.4 million of an increase in amortization expense related to our capitalized software development costs and developed technology offset by $0.5 million related to decreased costs in our business as a result of our overall emphasis on cost rationalization and containment.

Research and development

Research and development expense was $18.2 million for the year ended December 31, 2023 as compared to $20.7 million for the year ended December 31, 2022. The decrease of $2.5 million, or 12%, was primarily attributable to a decrease of $3.2 million primarily related to capitalized compensation and benefits associated with the redevelopment of our SaaS policy and stakeholder management platform included in capitalized software development costs combined with an emphasis on cost rationalization and containment, offset by $0.4 million of incremental share-based compensation, and an increase of $0.5 million of research and development costs from our 2023 Acquisition.

Sales and marketing

Sales and marketing expense was $45.7 million for the year ended December 31, 2023 as compared to $42.7 million for the year ended December 31, 2022. The increase of $3.0 million, or 7%, was primarily attributable to an increase of $2.5 million in sales and marketing costs from our 2023 Acquisition, $1.3 million incremental share-based compensation, $0.6 million incremental software expenses, partially offset by $1.4 million related to decreases in salary and commissions expense as part of our overall emphasis on cost rationalization and containment.

Editorial expense

Editorial expense was $17.9 million for the year ended December 31, 2023 as compared to $16.0 million for the year ended December 31, 2022. The increase of $1.9 million, or 12% was primarily attributable to an increase of $1.7 million from our 2023 Acquisition.

General and administrative

General and administrative expense was $65.6 million for the year ended December 31, 2023 as compared to $77.8 million for the year ended December 31, 2022. The decrease of $12.3 million, or 16%, was primarily attributable to a $16.1 million decrease in non-cash stock based compensation expense recognized in 2022 from the Business Combination consisting of (a) $17.7 million associated with the earnout shares issued to employees who held equity ownership in Old FiscalNote through ownership of common stock, vested options, or unvested options on the closing date of the Business Combination (see Note 11, Earnout Shares and RSUs in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K), (b) $7.0 million associated with the issuance of stock options and RSUs to our CEO, COO, and CFO pursuant to their employment agreements with New FiscalNote, and (c) $10.0 million associated with certain stock options which vested due to the closing of the Business Combination combined with a reduction in salary and benefit costs of $2.6 million and $0.4 million of non-cash lease asset impairment charge recognized in 2022. These decreases were offset by the 2023 Acquisition which contributed $2.3 million to the increase in general and administrative expenses combined with $1.4 million of incremental public company costs consisting primarily of directors and officers insurance.

Amortization of intangibles

Amortization of intangibles was $11.5 million for the year ended December 31, 2023 as compared to $10.5 million for the year ended December 31, 2022. The increase of $1.0 million, or 10%, is due to the increase in amortizable intangible assets from the 2023 Acquisition.

Transaction costs, net

Transaction benefits were $0.8 million for the year ended December 31, 2023, as compared to transaction costs of $2.4 million for the year ended December 31, 2022. The change of $3.2 million is primarily due to $2.5 million decrease in non-capitalized costs related to the Business Combination and $0.9 million decrease of contingent consideration expense related to the reversing of previously recognized earnout liabilities related to our FrontierView acquisition.

Interest expense, net

Interest expense was $29.9 million for the year ended December 31, 2023 as compared to $95.7 million for the year ended December 31, 2022. The decrease in interest expense of $65.8 million was primarily due to interest expense that was recognized in the year to date 2022 for debt instruments that have either been converted into equity as part of the Business Combination or repaid during 2022 offset by interest on the senior term loan due to the rising prime interest rate, new GPO note, and Dragonfly convertible notes.

Change in fair value of financial instruments

Change in fair value of financial instruments was a $16.0 million gain for the year ended December 31, 2023 as compared to a $12.7 million gain for the year ended December 31, 2022. The increase of $3.3 million primarily represents a $4.8 million gain resulting from the fair value adjustment of the derivative liabilities associated with convertible notes partially offset by a $1.5 million loss that was recorded as a result of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination.

Income tax provision (benefit)

Income tax provision was $0.2 million for the year ended December 31, 2023 as compared to an income tax benefit of $3.3 million for the year ended December 31, 2022. The change of $3.5 million in income tax benefit was primarily driven by related impacts on the Company’s valuation allowance.

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

Adjusted Revenues

The following table presents our calculation of Adjusted Revenues for the periods presented, and a reconciliation of this measure to our GAAP revenues for the same periods:

	Years Ended December 31,
(In thousands)	2023	2022
Subscription revenue	$119,082	$100,522
Deferred revenue adjustment	-	1,896
Adjusted subscription revenue	119,082	102,418
Advisory, advertising, and other revenue	13,563	13,243
Adjusted Revenues	$132,645	$115,661

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Years Ended December 31,
(In thousands)	2023	2022
Adjusted Revenues	$132,645	$115,661
Costs of revenue	(40,251)	(31,937)
Amortization of intangible assets	15,861	9,094
Adjusted Gross Profit	$108,255	$92,818
Adjusted Gross Profit Margin	82%	80%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Years Ended December 31,
(In thousands)	2023	2022
Net loss	$(115,461)	$(218,257)
Provision (benefit) from income taxes	223	(3,254)
Depreciation and amortization	28,718	20,783
Interest expense, net	29,940	95,741
EBITDA	(56,580)	(104,987)
Deferred revenue adjustment (a)	-	1,896
Stock-based compensation	27,057	38,047
Change in fair value of warrant and derivative liabilities (b)	(15,983)	(12,747)
Loss on debt extinguishment, net	-	45,250
Other non-cash (gains) charges (c)	29,522	(9,069)
Acquisition related costs (d)	1,391	1,181
Employee severance costs (e)	2,039	575
Non-capitalizable debt raising costs	542	403
Other infrequent costs (f)	-	20
Costs incurred related to the transaction (g)	415	2,993
Loss contingency (h)	4,091	11,988
Adjusted EBITDA	$(7,506)	$(24,450)
Adjusted EBITDA Margin	(6)%	(21)%

(a)
Reflects deferred revenue fair value adjustments arising from the purchase price allocation in connection with the 2021 Acquisitions.
(b)
Reflects the non-cash impact from the mark to market adjustments on our warrant and derivative liabilities.
(c)
Reflects the non-cash impact of the following for fiscal year 2023: (i) impairment of goodwill of $5,837 in the first quarter of 2023, (ii) impairment of goodwill of $20,004 and other long-lived assets of $6,223, each recorded in the fourth quarter of 2023, (iii) gain from equity method investment of $66, (iii) gain of $2,573 from the change in fair value related to the contingent consideration and contingent compensation related to the Acquisitions; and (iv) unrealized loss on short-term investments of $97. Reflects the non-cash impact of the following for fiscal year 2022: (i) gain of $1,780 from the change in fair value related to the contingent consideration and contingent compensation related to our 2021 and 2022 Acquisitions, (ii) gain of $7,667 related to the partial forgiveness of our PPP Loan during the first quarter of 2022, and (iii) $378 impairment charge recognized in the first quarter of 2022 related to the abandonment of one of our leases upon adoption of ASC 842 on January 1, 2022, respectively.
(d)
Reflects the costs incurred to identify, consider, and complete business combination transactions consisting of advisory, legal, and other professional and consulting costs.
(e)
Severance costs associated with workforce changes related to business realignment actions.
(f)
Reflects costs incurred related to litigation we believe to be outside of our normal course of business totaling $20 incurred during the first quarter of 2022.
(g)
Includes non-capitalizable transaction costs associated with the Business Combination.
(h)
Reflects (i) $3,474 non-cash loss contingency charge related to the settlement with GPO FN Noteholder LLC recorded in the second quarter of 2023 and $11,700 non-cash loss contingency recognized related to the previously disclosed term sheet we entered into with GPO FN Noteholder LLC recorded in the fourth quarter of December 31, 2022 and (ii) accounting and legal costs incurred associated with the settlement with GPO FN Noteholder LLC totaling $617 in 2023 and $288 in 2022. See further discussion in Note 9, "Debt" and Note 18, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company funded operations through raising equity and debt, including the receipt of approximately $65.6 million of net cash proceeds from the Transactions. At December 31, 2023, the Company’s cash, cash equivalents, restricted cash, and short-term investments was $24.4 million compared to $61.2 million at December 31, 2022.

The Company had a negative working capital balance of $40.3 million (excluding cash) at December 31, 2023 and had an accumulated deficit of $816.4 million and $700.7 million as of December 31, 2023 and December 31, 2022, and has incurred net losses of $115.5 million and $218.3 million for the years ended December 31, 2023 and 2022, respectively. Management expects that on-going operating and capital expenditures may be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development.

On March 11, 2024, the Company closed the sale of its Board.org business, receiving approximately $91.7 million of cash (inclusive of $0.8 million was placed in escrow for the Company's future benefit, subject to adjustment pursuant to the purchase agreement), based on a purchase price of $95.0 million, adjusted for $3.3 million for indebtedness and working capital pursuant to, and as defined by, the sale agreement. $65.7 million of the sale proceeds were used to repay principal on our Senior Term Loan, $7.1 million of the sale proceeds were used to pay the associated prepayment fee and previously deferred fees of our Senior Term Loan, while the remaining $18.9 million was retained by the Company. The Company has reserved approximately $4.5 million for estimated transaction costs, and capital gains taxes, it expects to incur as a result of this sale. In conjunction with the sale of Board.org, the Company amended its Senior Term Loan, which, among other things, revised the day when principal repayments must begin from August 2025 to August 2026, and revised certain of its financial debt covenants. See Note 19, Subsequent Events in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

While the Company’s future projections indicate that the Company will have sufficient liquidity to meet its obligations in the normal course of business within one year from the date of this filing, our ability to maintain our minimum cash requirement, fund our future cash interest requirements under our senior term loan and fund our operating expenses and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. Volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, convertible debt, and preferred share issuances. Our principal debt outstanding at December 31, 2023 and December 31, 2022 consisted of the following (excluding any debt discounts and fair value adjustments, as applicable):

(In thousands)	December 31, 2023	December 31, 2022
Senior Term Loan	$158,228	$150,647
New GPO Note	48,575	-
Convertible Notes	14,052	12,219
Dragonfly Convertible Note	12,223	-
Era Convertible Note	5,500	-
Aicel Convertible Note	1,156	1,174
PPP Loan	144	251
Total Principal Outstanding	$239,878	$164,291

Senior Term Loan

In connection with the Closing, FiscalNote entered into a $150.0 million new senior term loan facility (the “Senior Term Loan”) with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC (together the “Senior Lenders”). The Senior Term Loan provides for an uncommitted incremental loan facility totaling $100.0 million available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “New Incremental Term Facility”) (collectively the “Senior Credit Facility”). The annual interest of the Senior Term Loan consists of two components: a cash interest component of (a) the greater of (i) Prime Rate plus 5.0% per annum and (ii) 9.0% payable monthly in cash, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. The Senior Credit Facility will mature on July 29, 2027. Beginning on August 15, 2025, 50% of the outstanding principal amount of the Senior Term Loan must be repaid in even amounts on a monthly basis over the remaining 24 months, with the final balance due on July 15, 2027. Borrowings under our Senior Credit Facility are collateralized by substantially all assets of the borrowers and guarantors party thereto.

On March 17, 2023, the Company, entered into Amendment No. 1 (“Amendment No. 1”) to the Senior Term Loan dated July 29, 2022. Among other things, Amendment No. 1 provided for the extension of an incremental term loan by one of the lenders to the borrowers under the facility in the principal amount of $6.0 million which was received by the Company on March 31, 2023, on the same terms as the existing term loans (the “Incremental Facility”).

On May 16, 2023, the Company, entered into Amendment No. 2 ("Amendment No. 2") to the Senior Term Loan dated July 29, 2022. Among other things, Amendment No. 2 joined Dragonfly Eye Limited (“Dragonfly”) and Oxford Analytica Limited (“Oxford Analytica”), each a wholly owned subsidiary of the Company, as Guarantors under the Senior Term Loan.

On August 3, 2023, the Company entered into Amendment No. 3 ("Amendment No. 3") to the Senior Term Loan dated July 29, 2022. Among other things, Amendment No. 3 provides for: (a) the extension of the July 2023 Deferred Fee from July 29, 2023 to July 29, 2024, (b) the increase of the July 2023 Deferred Fee from $1,734 to $2,034, and (c) the revision to the minimum annual recurring revenue and adjusted EBITDA covenants (as both are defined in the Senior Term Loan).

On March 11, 2024, in conjunction with the sale of Board.org, the Company entered into Amendment No. 4 ("Amendment No. 4") to the Senior Term Loan Dated July 29, 2022. Among other things, Amendment No. 4 provides for: (a) decrease in principal outstanding of $65.7 million, (b) revising the date principal repayments must begin from August 2025 to August 2026, and (c) the revision to the minimum cash, minimum annual recurring revenue, and adjusted EBITDA covenants (as all are defined in the Senior Term Loan). See Note 19, Subsequent Events in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

During the year ended December 31, 2023 we made cash interest payments totaling $20.7 million related to the Senior Term Loan.

The Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were four financial covenants in place at December 31, 2023: a minimum cash balance requirement, annual recurring revenue requirement, an adjusted EBITDA requirement (as defined in the Senior Term Loan, as amended) and a capital expenditure limitation. At December 31, 2023, the Company was in compliance with all of the covenants. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

See also Note 9, "Debt", in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

New GPO Note

On June 30, 2023 (the “Subscription Date”), the Company entered into an Exchange and Settlement Agreement (the “Exchange and Settlement Agreement”) with GPO FN Noteholder LLC (the “Investor”) pursuant to which (i) the Investor returned 5,881,723 shares of Class A Common Stock held by the Investor to the Company for cancellation, (ii) the Company issued to the Investor a subordinated convertible promissory note in an initial principal amount of $46,794 (the “New GPO Note”), and (iii) the parties agreed to a mutual settlement and release of all claims (including, but not limited to, any claims by the Investor for additional shares or money damages resulting from the entry into the Merger Agreement, relating to or arising from the conversion of the Amended and Restated Senior Secured Subordinated Promissory Note, dated December 29, 2020, previously issued by a subsidiary of the pre-business combination FiscalNote Holdings, Inc. to the Investor. The exchange and settlement are non-cash exchanges in the consolidated statement of cash flows. The before mentioned transactions closed on July 3, 2023.

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

The New GPO Note is subordinate to the Company’s obligations under its Senior Term Loan which limits certain actions that the Company and the Investor may take under the New GPO Note. At any time prior to the July 3, 2028, the Investor is entitled to convert all or any portion of the principal amount of the New GPO Note and accrued interest thereon into shares of Class A Common Stock at $8.28 per share. The New GPO Note is subject to customary anti-dilution adjustments for stock splits and similar transactions and, subject to standard exceptions, weighted average anti-dilution protection. The principal amount, together with accrued interest thereon, of the New GPO Note is redeemable by the Company in whole or in part based on certain conditions as defined in the New GPO Note.

The Company elected to account for the New GPO Note using the fair value option. The New GPO Note was recorded at its June 30, 2023 acquisition date fair value of $36,583. The Company initially recorded a loss contingency of $11,700 in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the New GPO Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and New GPO Note, the Company recorded an additional loss on settlement with GPO of $3,474 in the consolidated statement of operations for the year ended December 31, 2023.

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

Dragonfly Seller Convertible Note

On January 27, 2023, we acquired Dragonfly and financed part of the purchase with the issuance of convertible notes. The Dragonfly Convertible Note is subordinate to our Senior Credit Facility, accrues interest of 8% per annum, payable in kind or in cash, and matures in January 2028.

Era Convertible Note

On December 8, 2023, we issued a convertible note in connection with the Company's strategic commercial partnership with Era. The Era Convertible Note is contractually subordinated to the Company's obligations under its senior secured indebtedness, has cash interest at a rate equal to the applicable federal rate published by the Internal Revenue Service beginning on the six-month anniversary of the issuance date, and matures in December 2027. The Company elected to account for the Era Convertible Note using the fair value option.

Aicel Convertible Note

On July 29, 2022, we acquired Aicel Technologies and assumed its $1.0 million convertible note. The Aicel Convertible Note is subordinate to our Senior Credit Facility, accrues interest of 1% per annum, payable in kind monthly, and matures in July 2027.

PPP Loan

The PPP Loan requires monthly principal and interest payments of approximately $9 until maturity in 2027.

Capital expenditures

Capital expenditures primarily consist of purchases of capitalized software costs and property and equipment. Our capital expenditures program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment to grow our business. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. Our total capital expenditures were $7.9 million and $11.4 million for the years ended December 31, 2023 and 2022, respectively.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Years Ended December 31,
(In thousands)	2023	2022
Net loss	$(115,461)	$(218,257)

Net cash provided by (used in):
Operating activities	$(35,494)	$(72,625)
Investing activities	$(20,317)	$(10,242)
Financing activities	$12,077	$111,530

Operating activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock based compensation, changes in fair value of warrant liabilities, non-cash interest expense, and loss on debt extinguishment, as well as the effect of changes in working capital and other activities.

Cash used in operating activities in the year ended December 31, 2023 was $35.5 million, a decrease of $37.1 million compared to the year ended December 31, 2022. Cash used in operating activities in 2023 was driven by a net loss of $115.5 million, which is adjusted for the exclusion of non-cash expenses and other adjustments totaling $90.1 million, primarily including impairment of goodwill and other long-lived assets of $32.1 million, non-cash and paid-in kind interest expense of $10.0 million, stock-based compensation expense of $27.1 million, loss on settlement with GPO of $3.5 million, a gain due to the change in fair value of financial instruments of $16.0 million, amortization and depreciation of $32.3 million, and other non-cash expenses of $1.1 million and the effect of changes in operating assets and liabilities that resulted in cash outflows of $10.2 million. Cash used by operating activities can be impacted by factors such as new acquisitions, timing of cash receipts from customers, vendor payment terms, and timing of payments to vendors.

Cash used in operating activities in the year ended December 31, 2022 was driven by a net loss of $218.3 million, which is adjusted for the exclusion of non-cash expenses and other adjustments totaling $162.7 million, primarily including non-cash interest expense of $52.0 million, paid in kind interest of $11.0, loss on debt extinguishment of $45.3 million, stock-based compensation expense of $38.0 million, a gain due to the change in fair value of warrant liabilities of $15.8 million, loss contingency of $11.7 million, and amortization and depreciation of $23.6 million, and the effect of changes in operating assets and liabilities that resulted in cash outflows of $17.1 million.

Investing activities

Net cash used in investing activities in the year ended December 31, 2023 was $20.3 million compared to $10.2 million in the year ended December 31, 2022. Net cash used in investing activities in the year ended December 31, 2023 primarily consisted of cash paid for acquisitions, net of cash acquired of $5.0 million, cash paid for $7.9 million of capital expenditures primarily related to software development costs and purchases of short-term investments of $7.2 million. Net cash used in investing activities in the year ended December 31, 2022 primarily consisted of cash paid of $10.1 million of software development costs and $1.3 million of capital expenditures, offset by $1.1 million cash acquired from the acquisition of Aicel, net of cash paid for the assets acquisition of DT-Global.

Financing activities

Net cash provided by financing activities in the year ended December 31, 2023 was $12.1 million, compared to $111.5 million for the year ended December 31, 2022. Net cash provided by financing activities during the year ended

December 31, 2023 primarily consisted of $6.0 million from Amendment No. 1 to the Senior Term Loan and $5.5 million from the issuance of the Era Note partially offset by the payments on long-term debt of $0.1 million combined with $0.7 million from the proceeds from the exercise of stock options. Net cash provided by financing activities during the year ended December 31, 2022 primarily consisted of $325.0 million in gross proceeds from the Business Combination (inclusive of (a) the net receipts from $150.0 million proceeds from the issuance of our Senior Term Loan, (b) $61.0 million from DSAC’s trust, and (c) $114.0 million from the backstop agreement with the sponsor of DSAC), and $4.5 million cash proceeds from the exercise of public warrants, $0.5 million from the exercise of stock options, offset by a total of $48.7 million in transaction costs related to the Business Combination and Senior Term Loan, $189.0 million in principal repayments of First Out Term Loan, Last Out Term Loan, Fireside Promissory Notes, 8090 FV Subordinated Promissory Note, and the New GPO Note.

Commitments and Contingencies

Our principal commitments consist of obligations under leases for office space. For more information regarding our lease obligations, see Note 5, Leases in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. For more information regarding our debt service obligations, see Note 9, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet financing activities or other arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

Recently Issued Accounting Pronouncements

For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, refer to Note 1, Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

We believe that of our significant accounting policies, which are described in Note 1, Summary of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, the following accounting policies and specific estimates involve a greater degree of judgment and complexity.

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
•
fair value of other non-cash consideration; and
•
fair value of earnout consideration.

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

See Note 8, Goodwill to the Consolidated Financial Statements for additional discussion on goodwill and goodwill impairment in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Debt instruments measured at fair value

The Company accounts for certain of its debt obligations at fair value. Accordingly, the Company recognizes the debt obligations upon inception at fair value. The debt obligations are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s unaudited consolidated statement of operations. The Company estimates the fair value of the debt obligation using a lattice model.

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

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the year ended December 31, 2023, was negatively impacted by approximately 2.0% compared to the year ended December 31, 2022.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate Senior Term Loan. Our exposure to changes in interest rates is associated with the Prime Rate.

As of December 31, 2023, we had outstanding borrowings on our Senior Term Loan of $158.2 million that bears interest at a floating rate based on the Prime Rate plus an applicable margin. At December 31, 2023 the interest on our Senior Term Loan was 13.50%. Assuming no change in the outstanding borrowings on our Senior Term Loan, we estimate that a one percentage point increase in the Prime Rate would increase our annual cash interest expense by approximately $1.6 million on an annual basis. See Note 19, Subsequent Events in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of the changes that Amendment No 4 to the Senior Term Loan will make to the outstanding balance and interest of the Senior Term Loan.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FiscalNote Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FiscalNote Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for expected credit losses as of January 1, 2023 due to the adoption of ASC 326, Financial Instruments – Credit Losses.

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

McLean, Virginia

March 14, 2024

FISCALNOTE HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except shares, and par value)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$16,451	$60,388
Restricted cash	849	835
Short-term investments	7,134	-
Accounts receivable, net	16,931	14,909
Costs capitalized to obtain revenue contracts, net	3,326	2,794
Prepaid expenses	2,593	4,315
Other current assets	2,521	2,764
Total current assets	49,805	86,005

Property and equipment, net	6,141	7,325
Capitalized software costs, net	13,372	13,946
Noncurrent costs capitalized to obtain revenue contracts, net	4,257	3,976
Operating lease assets	17,782	21,005
Goodwill	187,703	194,362
Customer relationships, net	53,917	56,348
Database, net	18,838	21,020
Other intangible assets, net	18,113	28,728
Other non-current assets	633	442
Total assets	$370,561	$433,157

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$105	$68
Accounts payable and accrued expenses	12,909	13,739
Deferred revenue, current portion	43,530	35,569
Customer deposits	3,032	3,252
Contingent liabilities from acquisitions, current portion	130	696
Operating lease liabilities, current portion	3,066	6,709
Other current liabilities	2,878	2,079
Total current liabilities	65,650	62,112

Long-term debt, net of current maturities	222,310	161,980
Deferred tax liabilities	2,178	714
Deferred revenue, net of current portion	875	918
Contingent liabilities from acquisitions, net of current portion	-	883
Operating lease liabilities, net of current portion	26,162	29,110
Public and private warrant liabilities	4,761	18,892
Other non-current liabilities	5,166	13,858
Total liabilities	327,102	288,467
Commitment and contingencies (Note 18)
Stockholders' equity:
Class A Common stock ($0.0001 par value, 1,700,000,000 authorized, 121,679,829 and 123,125,595 issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	11	12
Class B Common stock ($0.0001 par value, 9,000,000 authorized, 8,290,921 issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	1	1
Additional paid-in capital	860,485	846,205
Accumulated other comprehensive loss	(622)	(785)
Accumulated deficit	(816,416)	(700,743)
Total stockholders' equity	43,459	144,690
Total liabilities and stockholders' equity	$370,561	$433,157

The accompanying notes are an integral part of these consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except shares and per share data)

	Years Ended December 31,
	2023	2022
Revenues:
Subscription	$119,082	$100,522
Advisory, advertising, and other	13,563	13,243
Total revenues	132,645	113,765
Operating expenses: (1)
Cost of revenues	40,251	31,937
Research and development	18,186	20,736
Sales and marketing	45,722	42,678
Editorial	17,869	15,956
General and administrative	65,550	77,801
Amortization of intangible assets	11,509	10,451
Impairment of goodwill and other long-lived assets	32,064	-
Transaction (gains) costs, net	(767)	2,395
Total operating expenses	230,384	201,954
Operating loss	(97,739)	(88,189)

Interest expense, net	29,940	95,741
Change in fair value of financial instruments	(15,983)	(12,747)
Gain on PPP loan upon extinguishment	-	(7,667)
Loss on debt extinguishment, net	-	45,250
Loss on settlement	3,474	11,700
Other expense, net	68	1,045
Net loss before income taxes	(115,238)	(221,511)
Provision (benefit) from income taxes	223	(3,254)
Net loss	(115,461)	(218,257)
Other comprehensive income (loss)	163	(154)
Total comprehensive loss	$(115,298)	$(218,411)

Net loss	$(115,461)	$(218,257)
Deemed dividend	-	(26,570)
Net loss used to compute basic and diluted loss per share	$(115,461)	$(244,827)

Earnings (loss) per share attributable to common shareholders:
Basic and Diluted	$(0.88)	$(3.68)
Weighted average shares used in computing earnings (loss) per share attributable to common shareholders:
Basic and Diluted	131,400,109	66,513,704

(1) Amounts include stock-based compensation expenses, as follows:

	Years Ended December 31,
	2023	2022
Cost of revenues	$283	$81
Research and development	1,384	1,007
Sales and marketing	2,057	762
Editorial	400	603
General and administrative	22,933	35,594

The accompanying notes are an integral part of these consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Temporary Equity		Equity
	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	49,552,808	$449,211	18,346,466	$-	$-	$(631)	$(481,414)	$(482,045)
Change in par value	-	-	-	2	(2)	-	-	-
Accretion of preferred stock to redemption value	-	26,570	-	-	(24,351)	-	(2,219)	(26,570)
Issuance of Class A common stock upon redemption of preferred stock	(49,552,808)	(475,781)	47,595,134	5	475,776	-	-	475,781
Issuance of Class A common stock and Class B common stock in connection with Business Combination, net of transaction costs	-	-	62,664,098	6	346,791	-	-	346,797
Issuance of Class A common stock in connection with business acquisitions	-	-	859,016	-	8,590	-	-	8,590
Issuance of Class A common stock upon exercise of public warrants	-	-	614,478	-	4,763	-	-	4,763
Issuance of Class A common stock upon vesting of restricted share units	-	-	305,671	-	-	-	-	-
Issuance of Class A stock upon exercise of stock options			821,117	-	86	-	367	453
Repurchase of common stock (Note 18)	-	-	(9,785)	-	-	-	(88)	(88)
Stock-based compensation expense	-	-	220,321	-	37,222	-	868	38,090
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(2,670)	-	-	(2,670)
Net loss	-	-	-	-	-	-	(218,257)	(218,257)
Foreign currency translation loss	-	-	-	-	-	(154)	-	(154)
Balance at December 31, 2022	-	$-	131,416,516	$13	$846,205	$(785)	$(700,743)	$144,690
Adoption of new accounting standard	-	-	-	-	-	-	(212)	(212)
Issuance of Class A common stock in connection with business acquisitions	-	-	1,885,149	-	9,539	-	-	9,539
Issuance of Class A common Stock upon vesting of restricted share units	-	-	1,987,641	-	-	-	-	-
Issuance of Class A common Stock under employee stock purchase plan	-	-	102,807	-	318	-	-	318
Issuance of Class A common Stock upon settlement of contingent consideration	-	-	209,261	-	281	-	-	281
Exercise of stock options	-	-	251,099	-	366	-	-	366
Return of common stock	-	-	(5,881,723)	$(1)	(21,409)			(21,410)
Stock-based compensation expense	-	-	-	-	27,057	-	-	27,057
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(1,872)	-	-	(1,872)
Net loss	-	-	-	-	-	-	(115,461)	(115,461)
Foreign currency translation gain	-	-	-	-	-	163	-	163
Balance at December 31, 2023	-	$-	129,970,750	$12	$860,485	$(622)	$(816,416)	$43,459

The accompanying notes are an integral part of these consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022
Operating Activities:
Net loss	$(115,461)	$(218,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,348	1,238
Amortization of intangible assets and capitalized software development costs	27,369	19,545
Amortization of deferred costs to obtain revenue contracts	3,617	2,786
Impairment of goodwill and other long-lived assets	32,064	-
Non-cash operating lease expense	3,264	6,614
Stock-based compensation	27,057	38,047
Non-cash earnout benefit	(530)	(238)
Loss on settlement	3,474	11,700
Bad debt expense	423	142
Change in fair value of acquisition contingent consideration	(2,043)	(2,121)
Change in fair value of financial instruments	(15,983)	(12,747)
Deferred income tax provision (benefit)	72	(3,076)
Paid-in-kind interest, net	6,060	10,958
Other non-cash items	32	260
Non-cash interest expense	3,919	52,044
Loss on debt extinguishment, net	-	45,250
Gain on PPP loan forgiveness	-	(7,667)
Changes in operating assets and liabilities:
Accounts receivable, net	(287)	(3,941)
Prepaid expenses and other current assets	3,421	422
Costs capitalized to obtain revenue contracts, net	(4,443)	(4,129)
Other non-current assets	(180)	(395)
Accounts payable and accrued expenses	(6,426)	(2,113)
Deferred revenue	4,123	4,780
Customer deposits	(198)	93
Other current liabilities	269	(1,938)
Contingent liabilities from acquisitions, net of current portion	(39)	(1,567)
Lease liabilities	(6,626)	(8,589)
Other non-current liabilities	210	274
Net cash used in operating activities	(35,494)	(72,625)

Investing Activities:
Capital expenditures	(7,938)	(11,367)
Cash paid for business acquisitions, net of cash acquired	(5,010)	1,125
Purchase of investments	(7,369)	-
Net cash used in investing activities	(20,317)	(10,242)

Financing Activities:
Proceeds from Business Combination	-	175,000
Issuance costs of common stock	-	(45,242)
Proceeds from long-term debt, net of issuance costs	11,500	166,014
Principal payments of long-term debt	(107)	(189,105)
Proceeds from exercise of public warrants	-	4,498
Proceeds from exercise of stock options and ESPP purchases	684	453
Repurchase of common stock	-	(88)
Net cash provided by financing activities	12,077	111,530

Effects of exchange rates on cash	(189)	(449)

Net change in cash, cash equivalents, and restricted cash	(43,923)	28,214
Cash, cash equivalents, and restricted cash, beginning of period	61,223	33,009
Cash, cash equivalents, and restricted cash, end of period	$17,300	$61,223

Supplemental Noncash Investing and Financing Activities:
Issuance of Class A common stock upon redemption of preferred stock	$-	$475,781
Issuance of Class A common stock and Class B common stock in connection with Business Combination	$-	$346,797
Acquisition of warrant liabilities	$-	$34,947
Accretion of preferred stock to redemption value	$-	$26,570
Issuance of common stock in connection with business acquisitions	$9,539	$8,590
Warrants issued in conjunction with long-term debt issuance	$178	$436
Issuance of Class A common stock upon exercise of public warrants	$-	$265
Fees payable to debt holders settled through increase of debt principal	$-	$100
Property and equipment purchases in accounts payable	$161	$-

Supplemental Cash Flow Activities:
Cash paid for interest	$20,679	$35,157
Cash paid for taxes	$55	$55

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

On July 29, 2022 (the “Closing Date”), the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of November 7, 2021, and as amended on May 9, 2022, (the “Merger Agreement”), by and among FiscalNote Holdings, Inc., a Delaware corporation (“Old FiscalNote”), Duddell Street Acquisition Corp., a Cayman Islands exempted company (“DSAC”), and Grassroots Merger Sub, Inc., a Delaware Corporation and a wholly owned direct subsidiary of DSAC (“Merger Sub” and, together with DSAC, the “DSAC Parties”). Pursuant to these transactions, Merger Sub merged with and into Old FiscalNote, with Old FiscalNote becoming a wholly owned subsidiary of DSAC (the “Business Combination” and, collectively with the other transactions described in the Business Combination Agreement, the “Transactions”). In connection with the closing of the Transactions (the “Closing”), DSAC domesticated and continued as a Delaware corporation under the name of “FiscalNote Holdings, Inc.” (“New FiscalNote”). Unless the context otherwise requires, references in these notes to the financial statements to the “Company,” “FiscalNote,” “we,” “us,” or “our” refer to the business of Old FiscalNote, which became the business of New FiscalNote and its subsidiaries following the Closing.

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

Liquidity

Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company funded operations through raising equity and debt. The Company's ability to maintain its minimum cash requirement, fund its future cash interest requirements under its senior term loan and fund its operations depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond the Company's control. Accordingly, the Company continues to closely monitor expenses to assess whether any immediate, or long-term changes, are necessary to maintain compliance with its financial covenants.

The Company’s cash, cash equivalents, restricted cash, and short-term investments were $24,434 as of December 31, 2023, compared with $61,223 as of December 31, 2022. Further, the Company had negative working capital (excluding cash, restricted cash, and short-term investments) of $40,279 and $37,330 at December 31, 2023 and December 31, 2022, respectively, and had an accumulated deficit of $816,416 and $700,743 as of December 31, 2023 and December 31, 2022, respectively, and has incurred net losses of $115,461 and $218,257 for the years ended December 31, 2023 and 2022, respectively.

Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development.

In addition, as disclosed in Note 9, “Debt”, the Company is subject to certain financial covenants. The Company’s ability to maintain compliance with these financial covenants are based on the Company’s current expectations regarding continued growth in revenues, collections, cost structure, current cash burn rate and other operating assumptions.

The Company believes our cash on hand at December 31, 2023, net proceeds from the sale of Board.org (see Note 19, Subsequent Events ), proceeds from our expected product sales, and available borrowings under our Senior Term Loan for certain acquisition activity, will be sufficient to meet our obligations and our required covenants for at least the next twelve months from the date of this filing.

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
•
valuation of financial instruments;
•
impairment of goodwill and long-lived assets;
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

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. The Company’s cash and cash equivalents at times exceed amounts guaranteed by the Federal Deposit Insurance Corporation.

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

No single customer accounted for more than 10% of the Company's accounts receivable balance as of December 31, 2023 and December 31, 2022. Revenue derived from the U.S. Federal Government was 16% and 18% of revenue for the years ended December 31, 2023 and December 31, 2022. As of December 31, 2023 and December 31, 2022, assets located in the United States were approximately 85% and 92% percent of total assets.

No vendors and two vendors individually accounted for more than 10% of the Company’s accounts payable as of December 31, 2023 and December 31, 2022, respectively. During the years ended December 31, 2023 and 2022, no vendor and one vendor represented more than 10% of the total purchases made.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At December 31, 2023, over 57% of the Company’s cash and cash equivalents were held at JPMorgan Chase Bank, N.A.

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

Investments

The Company has invested in highly liquid investments that have investment-grade ratings. These investments are accounted for at fair value through the consolidated statement of operations. The Company is able to easily liquidate these into cash; accordingly, the Company has presented these investments as available for current operations and are presented as short-term investments within current assets in the condensed consolidated balance sheets. Purchases and sales of short-term investments are classified in the investing section of our consolidated statement of cash flows.

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

Acquisition-Related Intangibles and Other Long-Lived Assets

The Company recognizes acquisition-related intangible assets, such as customer relationships and developed technology, in connection with business combinations. The Company amortizes the cost of acquisition-related intangible assets that have finite useful lives generally on a straight-line basis. The Company evaluates acquisition-related intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups are measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. This includes assumptions about future prospects for the business that the asset group relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, the Company determines whether the Company needs to take an impairment charge to reduce the value of the asset group stated on the Company’s consolidated balance sheets to reflect its estimated fair value. When the Company considers such assets to be impaired, the amount of impairment the Company recognizes is measured by the amount by which the carrying amount of the asset group exceeds its fair value. During the fourth quarter of 2023, the Company recorded non-cash impairment charges totaling $6,223 (see Note 7, Intangible Assets). There were no impairments of long-lived assets during the year ended December 31, 2022.

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

During the year ended December 31, 2023, the Company recorded non-cash goodwill impairment charges totaling $25,841 (see Note 8, Goodwill). There were no impairments of goodwill during the year ended December 31, 2022.

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

Lease liabilities, which represent the Company's obligation to make lease payments arising from the lease, and corresponding right-of-use assets, which represent the Company's right to use an underlying asset for the lease term, are recognized at the commencement date of the lease based on the present value of fixed future payments over the lease term. The Company calculates the present value of future payments using a discount rate equal to the Company’s incremental borrowing rate. For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred. The Company did not have any finance leases at January 1, 2022 (date of adoption), December 31, 2022 and at December 31, 2023. The Company records costs associated with leases within general and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements Not Yet Effective

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280) guidance for segment reporting. The new guidance amends segment reporting to include significant segment expenses. The guidance will be effective for the Company's year beginning January 1, 2024. The Company does not expect that this guidance will have a significant impact on our disclosures.

The Company has evaluated all issued Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its consolidated statements of operations and comprehensive loss, balance sheets, or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the ASU enhance income tax disclosures, primarily through standardization, disaggregation of rate reconciliation categories, and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate now reflects an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The Company adopted ASC 2016-13 on January 1, 2023 using the modified retrospective transition method. Upon adoption, the Company recorded a $212 cumulative-effect adjustment to accumulated deficit on the consolidated balance sheets, our allowance for doubtful accounts receivable changed from $468 at December 31, 2022 to $680 at January 1, 2023.

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

In August 2020, the FASB issued ASU 2020-06 Debt – Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASC 815-40) ("ASU 2020-06") guidance modifying the requirements for the accounting for convertible instruments and contracts in an entity’s own equity. The modifications eliminate certain accounting models for convertible debt instruments, eliminate certain requirements for equity classification of embedded derivatives and align earnings per share calculations for convertible instruments. The Company adopted ASC 2020-06 on January 1, 2023 using the modified retrospective approach. The adoption of ASC 2020-06 did not have a material impact on the Company's consolidated financial statements.

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

In connection with the Closing, FiscalNote also entered into the $150.0 million new senior term loan facility (the “Senior Term Loan”) with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC (together the “Senior Lenders”). The Senior Term Loan was consummated simultaneously with the Closing.

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

Upon the closing of the Transactions and the Senior Term Loan, the Company received total gross proceeds of $325.0 million, which consisted of $61.0 million from DSAC’s trust, $114.0 million from the backstop agreement with the sponsor of DSAC, and $150.0 million from the Senior Term Loan. Such gross proceeds were offset by $45.2 million transaction costs, which principally consisted of advisory, legal and other professional fees, and were recorded in Additional Paid-in

Capital, net of proceeds from the DSAC trust and $3.5 million of debt issuance costs paid out of the proceeds of the Senior Term Loan on the Closing Date, of which $2.8 million was capitalized and $0.7 million included in the loss on debt extinguishment. Cumulative debt repayments, inclusive of accrued but unpaid interest, of $210.7 million were paid in conjunction with the close, which consisted of a $75.3 million repayment of the First Out Term Loan, $61.7 million repayment of the Last Out Term Loan, a $50.0 million payment used to retire the non-converting portion of the Senior Secured Subordinated Promissory Note, a $16.3 million repayment of the 8090 FV Subordinated Promissory Note, and $7.4 million repayment of the 2021 Seller Notes.

Note 3. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Years Ended December 31,
	2023	2022
Subscription	$119,082	$100,522
Advisory	5,455	4,914
Advertising	1,632	2,703
Books	1,166	736
Other revenue	5,310	4,890
Total	$132,645	$113,765

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Years Ended December 31,
	2023	2022
North America	$107,108	$98,951
Europe	19,749	10,072
Australia	1,193	1,122
Asia	4,595	3,620
Total	$132,645	$113,765

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the years ended December 31, 2023 and 2022, revenue attributed to the United Kingdom represented approximately twelve percent and six percent of total revenues, respectively. No other foreign country represented more than five percent of total revenue during the years ended December 31, 2023 and 2022, respectively.

Contract Assets

The Company had contract assets of $1,183 and $1,464, as of December 31, 2023 and December 31, 2022, respectively. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2021	$30,097
Acquired deferred revenue	1,055
Revenue recognized in the current period from amounts in the prior balance	(29,351)
New deferrals, net of amounts recognized in the current period	35,139
Effects of foreign currency	(453)
Balance at December 31, 2022	36,487
Acquired deferred revenue	3,933
Revenue recognized in the current period from amounts in the prior balance	(35,598)
New deferrals, net of amounts recognized in the current period	39,220
Effects of foreign currency	363
Balance at December 31, 2023	$44,405

Costs to Obtain

During the years ended December 31, 2023 and 2022, the Company capitalized $4,421 and $4,081 of costs to obtain revenue contracts and amortized $3,617 and $2,786 to sales and marketing expense during the years ended December 31, 2023 and 2022, respectively. There were no impairments of costs to obtain revenue contracts for the years ended December 31, 2023 and 2022.

Unsatisfied Performance Obligations

At December 31, 2023, the Company had $109,151 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this revenue over the next five years.

Note 4. Business Combinations

2023 Acquisitions

Dragonfly Acquisition

On January 27, 2023, the Company entered into a Sale and Purchase Agreement for all of the issued and outstanding share capital of Dragonfly Eye Limited ("Dragonfly"), a UK-based SaaS-based geopolitical and security intelligence provider of actionable data and analysis delivered through Dragonfly's SaaS-based, proprietary Security Intelligence and Analysis Service subscription platform and API.

The aggregate purchase price consisted of (i) $5.6 million in cash (£4.5 million pounds sterling), (ii) 1,885,149 shares of the Company’s Class A Common Stock, and (iii) $11.1 million (£8.9 million pounds sterling) in aggregate principal amount of subordinated convertible promissory notes (“Seller Convertible Notes”). The purchase price was subject to customary adjustments based on working capital and the amount of Dragonfly’s transaction expenses and net indebtedness that remain unpaid as of the closing date, and indemnification obligations for certain claims made following the Closing Date. The Company incurred expenses of $1,272 in connection with the transaction during the year ended December 31,

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

The Class A common stock issued as consideration as part of the acquisition of Dragonfly represents non-cash activity on the consolidated statement of stockholders equity and consolidated statement of cash flows.

Additionally, the sellers were eligible to receive an additional payment from the Company of up to approximately $4.3 million, (£3.5) million pounds sterling, (the “Earnout”) based on the achievement of certain U.S. GAAP revenue targets for 2023 by Dragonfly. In the event any part of the Earnout becomes payable, the Company may satisfy its payment obligations to the sellers with cash or common stock, pursuant to the Sale and Purchase Agreement. The 2023 revenue targets for the earnout were not met.

Certain employees of Dragonfly are eligible for employee earnout bonus awards ("Employee Earnout Awards") based on 2024 revenue targets. The Employee Earnout Awards are subject to forfeiture in the event that Dragonfly does not achieve its revenue target or these employees terminate their employment. Any Employee Earnout Awards that are forfeited are reallocated to the other eligible employees. No expense was recognized for such awards for the year ended December 31, 2023.

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$607
Current assets, net	3,690
Property and equipment, net	18
Intangible assets	9,600
Deferred revenues	(3,933)
Current liabilities	(1,764)
Deferred tax liabilities	(1,517)
Total net assets acquired	6,701
Goodwill	18,535
Total purchase price	$25,236

The following table sets forth the components of identified intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Estimated Fair Value	Estimated Useful Life (Years)
Customer relationships	$7,300	6,10
Developed technology	1,750	10
Tradename	550	3
Total intangible assets acquired	$9,600

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

The acquisition also includes contingent payments in the form of up to $300 in cash, 28,522 shares of the Company’s Class A common stock on a post-exchange basis and 24,833 of restricted stock upon achievement of certain revenue targets. The common stock, restricted stock and cash portions of the contingent payments will be paid within eighteen months upon achievement of certain revenue targets. The contingent payments are payable to certain employees, contingent on them remaining employed through the contingency payout date. The estimated fair value of the contingent payments on the date of acquisition is considered post-combination compensation expense and recognized based on management’s determination of the likelihood of the revenue targets being met. In the event that compensation expense is recognized and the revenue targets are not met, the previously recognized compensation expense is reversed. Post-combination compensation expense of $637 was recognized during the year ended December 31, 2022, $300 of which was accrued as a contingent liability and the remainder recorded as equity-based compensation. In December 2022, the $300 contingent liability was paid. The Company recorded equity-based compensation related to the restricted stock contingent payments of $124 and $52 for the year ended December 31, 2023 and December 31, 2022, respectively.

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

The Company accounted for this acquisition as an asset purchase. In connection with the acquisition, the Company incurred direct transaction costs of approximately $43 which have been classified as costs of acquisition. The costs of acquisition are allocated to the acquired assets and assumed liabilities based on their fair values at the date of acquisition, and any excess is allocated to intangible assets. The costs of acquisition exceeded the fair value of net assets acquired by approximately $1,012. The Company allocated the $1,012 excess to the customer relationship intangible asset. The intangible asset will be amortized over 15 years. As of December 31, 2022, the contingent consideration was determined to be probable and reasonably estimable, the consideration of $52 was attributed to the customer relationship intangible asset with a corresponding liability of $52 recorded as part of Contingent Liabilities from Acquisitions on the consolidated balance sheets and a payment of the liability of $39 was made in January 2023, resulting in a remaining liability of $13 as of December 31, 2023.

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

The following table details the composition of lease expense for the year presented:

	Year Ended	Years Ended
	December 31, 2023	December 31, 2022
Operating lease cost (a)	$6,138	$9,769
Variable lease cost	841	518
Short-term lease cost	550	1,236
Total lease costs	$7,529	$11,523
Sublease income	$(1,442)	$(5,350)
(a)
Excludes operating lease assets impairment charge of $378 related to an unoccupied existing office space lease recorded in the first quarter of 2022.

The following tables present the future minimum lease payments and additional information about the Company's lease obligations as of December 31, 2023:

2024	$5,402
2025	5,183
2026	5,298
2027	5,288
2028	5,163
Thereafter	13,004
Total minimum lease payments	39,338
Less: Amounts representing interest	10,110
Net minimum lease payments	$29,228

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	7.2	7.5
Weighted average discount rate	8.5%	8.5%

The following table presents supplemental cash flow information for the period presented:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$9,481	$11,805
Supplemental noncash information on lease liabilities arising from obtaining operating lease assets:
Operating lease assets obtained in exchange for lease obligations	$272	$2,074

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

Note 6. Property, Plant and Equipment

The following table details property and equipment as of the dates presented:

	As of December 31,
	2023	2022
Leasehold improvements	$9,526	$9,525
Furniture and fixtures	102	98
Equipment	498	495
Computer equipment	2,332	2,177
Total property and equipment	$12,458	$12,295

Less: accumulated depreciation	(6,317)	(4,970)
Total property and equipment, net	$6,141	$7,325

Long-term assets outside of the United States were less than $1,000 at both December 31, 2023 and 2022.

Depreciation expense was $1,348 and $1,238 for the years ended December 31, 2023 and 2022, respectively, and is recorded as part of the general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Note 7. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	December 31, 2023				December 31, 2022			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years) December 31, 2023
Customer relationships	$88,544	$(32,392)	$(2,235)	$53,917	$81,002	$(24,654)	$56,348	8.3
Developed technology	37,205	(26,743)	(1,909)	8,553	35,350	(17,673)	17,677	6.6
Databases	29,895	(11,057)	-	18,838	29,912	(8,892)	21,020	8.8
Tradenames	12,077	(4,367)	(579)	7,131	11,480	(3,216)	8,264	8.3
Expert network	2,692	(1,291)	-	1,401	2,559	(800)	1,759	3.1
Patents	784	(217)	(8)	559	700	(200)	500	17.6
Content library	592	(123)	-	469	592	(64)	528	7.9
Total	$171,789	$(76,190)	$(4,731)	$90,868	$161,595	$(55,499)	$106,096

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $11,509 and $10,451 for the years ended December 31, 2023 and 2022, respectively.

Amortization of developed technology was recorded as part of cost of revenues in the amount of $8,942 and $5,030 for the years ended December 31, 2023 and 2022, respectively.

The expected future amortization expense for intangible assets as of December 31, 2023 is as follows:

2024	$13,364
2025	11,771
2026	11,481
2027	11,069
2028	9,992
Thereafter	33,191
Total	$90,868

The Company regularly reviews the remaining useful lives of its intangible assets. In the second quarter of 2023 the Company revised the remaining useful life of certain developed technologies. Accordingly, the Company recognized $3,890 of amortization expense during the year ended December 31, 2023. This is represented in the weighted average remaining useful life for developed technology assets and future amortization expense presented above.

Capitalized software development costs

Capitalized software development costs are as follows:

	December 31, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$27,659	$(12,795)	$(1,492)	$13,372	$19,815	$(5,869)	$13,946

During the years ended December 31, 2023 and 2022, the Company capitalized interest on capitalized software development costs in the amount of $424 and $740, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues for the years ended December 31, 2023 and 2022 in the amount of $6,918 and $4,064, respectively. The estimated useful life is determined at the time each project is placed in service.

Impairment of long-lived assets

During each fiscal year, we periodically assessed whether any indicators of impairment existed related to our intangible assets. As of each interim period end during each fiscal year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of intangible assets below their carrying value. We identified a triggering event during the fourth quarter of 2023, primarily related to the prolonged decline in the Company’s stock price and market capitalization. This triggering event indicated we should test the related long-lived assets for impairment in certain of our asset groups. We tested each applicable asset group by first performing a recoverability test, comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of certain asset groups. We then compared the carrying value of the individual long-lived assets within those asset groups against their fair value in order to determine if impairment existed. As a result, we recorded a total non-cash impairment charge for intangible assets of $6,223 during the fourth quarter of 2023. This impairment charge relates to capitalized software development costs, developed technology, customer relationships, tradenames and patents within the FactSquared and Predata asset groups.

Note 8. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually as of October 1 of each year.

The changes in the carrying amounts of goodwill, which are generally not deductible for tax purposes, are as follows:

Balance at December 31, 2021	$188,768
Acquisitions	5,794
Impact of foreign currency fluctuations	(200)
Balance at December 31, 2022	194,362
Acquisition	18,535
Impairment	(25,841)
Impact of foreign currency fluctuations	647
Balance at December 31, 2023	$187,703

The Company has the following goodwill reporting units: Public Policy & Issues Management ("PPIM"); Geopolitical & Market Intelligence ("GMI"); Advocacy; Community; AI-Driven Intelligence ("FNAI"); and Environmental, Sustainability, and Governance ("ESG").

The Company performed the required annual impairment test as of October 1, 2022 at the reporting unit level, which resulted in no impairment of goodwill. During the first quarter of 2023, we continued to monitor our reporting units for triggering events that might indicate an impairment. Due to the decline in the Company’s stock price and market capitalization in the first quarter of 2023, and the underperformance of the Company’s ESG reporting unit compared to internal projections, the Company performed a quantitative goodwill impairment assessment as of March 31, 2023. This quantitative assessment resulted in all the goodwill in our ESG reporting unit being impaired; accordingly, an impairment charge of $5,837 was recognized during the three months ended March 31, 2023. Prior to the quantitative goodwill impairment test performed at March 31, 2023 the Company tested the recoverability of its long-lived assets, and concluded that such assets were not impaired.

The Company performed the required annual impairment test as of October 1, 2023 at the reporting unit level, which resulted in no impairment of goodwill. Toward the end of the fourth quarter of 2023, we continued to monitor our reporting units for triggering events that might indicate an impairment. Due to the decline in the Company’s stock price and market capitalization toward the end of the fourth quarter of 2023, and certain decisions made by management as of December 31, 2023, the Company performed a quantitative goodwill impairment assessment as of December 31, 2023. This quantitative assessment resulted in a goodwill impairment charge of $20,004 inside our FNAI reporting unit recognized in the fourth quarter of 2023. Prior to the quantitative goodwill impairment test performed at December 31, 2023, the Company tested the recoverability of its long-lived assets, and concluded that certain of its intangibles were impaired. See Note 7, Intangible Assets.

The fair value estimate of the Company's reporting units was derived based on an income approach. Under the income approach, the Company estimated the fair value of reporting units based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and the uncertainty related to our reporting unit's ability to execute on the projected cash flows. At December 31, 2023 the Company's PPIM reporting unit had a negative carrying value and $83,524 of goodwill.

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

Note 9. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	December 31, 2023	December 31, 2022
Senior Term Loan	$158,228	$150,647
New GPO Note	36,954	-
Convertible notes	14,052	12,219
Dragonfly Convertible Note	9,002	-
Era Convertible Note	5,977	-
Aicel Convertible Note	1,156	1,174
PPP loan	144	251
Total gross debt	225,513	164,291
Debt issuance costs	(3,098)	(2,243)
Total	222,415	162,048
Less: Current maturities	(105)	(68)
Total long-term debt	$222,310	$161,980

a)
Senior Term Loan

Concurrently with the Closing, FiscalNote, Inc., a wholly owned indirect subsidiary of FiscalNote Holdings, Inc., entered into a Senior Term Loan consisting of a fully funded principal amount of $150.0 million and an uncommitted incremental loan facility totaling $100.0 million available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “New Incremental Term Facility”) (collectively the “Senior Credit Facility”). The annual interest of the Senior Term Loan consists of two components: a cash interest component of (a) the greater of (i) Prime Rate plus 5.0% per annum or (ii) 9.0% payable monthly in cash, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. Beginning on August 15, 2025, 50% of the outstanding principal amount of the Senior Term Loan must be repaid in even amounts on a monthly basis over the remaining 24 months, with the final balance due on July 15, 2027. The Senior Credit Facility will mature on July 29, 2027, the five-year anniversary of the Closing Date.

On March 17, 2023, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Senior Term Loan dated July 29, 2022. Among other things, Amendment No. 1 provided for the extension of an incremental term loan by one of the lenders under the facility in the principal amount of $6,000 which was received by the Company on March 31, 2023, on the same terms as the existing term loans (the “Incremental Facility”). In connection with the funding of the Incremental Facility, the Company issued the lender warrants expiring July 15, 2027, to purchase up to 80,000 Class A Common Stock at an exercise price of $0.01 per share, in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder. The lender warrants represent a non-cash financing activity.

On May 16, 2023, the Company, entered into Amendment No. 2 ("Amendment No. 2") to the Senior Term Loan dated July 29, 2022. Among other things, Amendment No. 2 joined Dragonfly Eye Limited and Oxford Analytica Limited (“Oxford Analytica”), each a wholly owned subsidiary of the Company, as Guarantors under the Senior Term Loan.

On August 3, 2023, the Company entered into Amendment No. 3 ("Amendment No. 3") to the Senior Term Loan dated July 29, 2022. Among other things, Amendment No. 3 provides for: (a) the extension of the July 2023 Deferred Fee from July 29, 2023 to July 29, 2024, (b) the increase of the July 2023 Deferred Fee from $1,734 to $2,034, (c) increase of the Restatement Date Final Agreement from $7,410 to $8,970 and (d) the revision to the minimum annual recurring revenue and adjusted EBITDA covenants (as both are defined in the Senior Term Loan).

On March 11, 2024, the Company entered into Amendment No. 4 ("Amendment No. 4") to the Senior Term Loan date July 29, 2022, as part of the sale of Board.org. See Note 19, Subsequent Events, for additional details.

The Prime Rate was 8.5% at December 31, 2023. For the year ended December 31, 2023, the Company incurred $20,791 and $1,581 of cash interest and paid-in-kind interest, respectively, on the Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the Senior Term Loan as the payment of such interest will occur upon the settlement of the Senior Term Loan.

The Company may prepay the Senior Term Loan in whole, subject to a 2.0% prepayment fee if prepaid prior to July 30, 2024, 1.0% prepayment fee if prepaid after July 30, 2024 but prior to July 30, 2025, and no prepayment fee if prepaid on or after July 30, 2025. Prior to Amendment No. 3 (entered into on August 3, 2023) the Company was obligated to pay certain of the new lenders deferred debt issuance costs of $1,734 at the earlier of prepayment or July 29, 2023 (the "July 2023 Deferred Fee"). Pursuant to Amendment No. 3, the July 2023 Deferred Fee was deferred through the earlier of prepayment or July 29, 2024 and was increased to $2,034. Accordingly, the Company is recognizing the accretion of the July 2023 Deferred Fee as interest expense, which at December 31, 2023 is $1,859 and is recognized in accounts payable and accrued expenses in the consolidated balance sheets. The Company must also pay to the lenders a final payment of $8,970 (of which $1,035 was incurred pursuant to Amendment No. 1 and $1,560 was incurred pursuant to Amendment No. 3) at the earlier of prepayment or maturity of the Senior Term Loan. The Company is recognizing the accretion of the final payment as interest expense, which at December 31, 2023 is $2,347 and is recognized in other non-current liabilities in the consolidated balance sheets. The Company incurred $2,435 of lender fees that were paid out of the net proceeds of the Senior Term Loan on the Closing Date. The Company also incurred $732 of fees paid to third parties. Capitalized debt issuance costs on the Closing Date totaled $3,167. The Company amortizes debt discounts over the term of the Senior Term Loans using the effective interest method. The amortization recorded for year ended December 31, 2023 is $682, and is included within interest expense in the consolidated statements of operations and comprehensive loss. The remaining unamortized debt discount at December 31, 2023 is $2,412, excluding any deferred fees, and is reflected net against debt on the consolidated balance sheets.

The Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were four financial covenants in place at December 31, 2023: a minimum cash balance requirement, minimum annual recurring revenue requirement, an adjusted EBITDA requirement (as defined in the Senior Term Loan, as amended) and a capital expenditure limitation. At December 31, 2023 the Company was in compliance with all required financial covenants. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

b)
New GPO Note

On June 30, 2023 (the “Subscription Date”), the Company entered into an Exchange and Settlement Agreement (the “Exchange and Settlement Agreement”) with GPO FN Noteholder LLC (the “Investor”) pursuant to which (i) the Investor returned 5,881,723 shares of Class A Common Stock held by the Investor to the Company for cancellation, (ii) the Company issued to the Investor a subordinated convertible promissory note in an initial principal amount of $46,794 (the “New GPO Note”), and (iii) the parties agreed to a mutual settlement and release of all claims (including, but not limited to, any claims by the Investor for additional shares or money damages resulting from the entry into the Merger Agreement, relating to or arising from the conversion of the Amended and Restated Senior Secured Subordinated Promissory Note, dated December 29, 2020, previously issued by a subsidiary of the pre-business combination FiscalNote Holdings, Inc. to the Investor. The exchange and settlement are non-cash exchanges in the consolidated statement of cash flows. The before mentioned transactions closed on July 3, 2023.

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

The New GPO Note is subordinate to the Company’s obligations under its Senior Term Loan which limits certain actions that the Company and the Investor may take under the New GPO Note. At any time prior to the July 3, 2028, the Investor is entitled to convert all or any portion of the principal amount of the New GPO Note and accrued interest thereon into shares of Class A Common Stock at $8.28 per share. The New GPO Note is subject to customary anti-dilution adjustments for stock splits and similar transactions and, subject to standard exceptions, weighted average anti-dilution protection. The principal amount, together with accrued interest thereon, of the New GPO Note is redeemable by the Company in whole or in part based on certain conditions as defined in the New GPO Note.

The Company elected to account for the New GPO Note using the fair value option. The New GPO Note was recorded at its June 30, 2023 acquisition date fair value of $36,583. The Company initially recorded a loss contingency of $11,700 in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the New GPO Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and New GPO Note, the Company recorded an additional non-cash loss on settlement with GPO of $3,474 in the consolidated statement of operations for the year ended December 31, 2023. The fair market value at December 31, 2023 was $36,954. The non-cash gain was recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive loss in the amount of $1,411 for the year ended December 31, 2023. The Company incurred total interest expense related to the new GPO note of $1,781 for the year ended December 31, 2023.

c)
Convertible Notes

At December 31, 2023, the holders of four convertible notes that were previously issued by Old FiscalNote (the “Convertible Notes”) with a principal and accrued PIK balance of $14,052, remained outstanding through their maturity in 2027. The Company incurred total interest expense related to the Convertible Notes, including the amortization of the various discounts, of $2,170 and $39,219 for the years ended December 31, 2023 and 2022, respectively. Concurrently with the Closing, the Company repaid or converted to shares of Class A Common Stock of New FiscalNote all other previously outstanding debt instruments. The Company recorded $11,541 of interest expense during the year ended December 31, 2022, related to debt that was extinguished during 2022.

d)
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

The Company elected to account for the Dragonfly Seller Convertible Notes using the fair value option. The Dragonfly Seller Convertible Notes were recorded at their acquisition date fair value of $8,635. The fair market value at December 31, 2023 was $9,002. The non-cash gain was recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive loss in the amount of $673 for the year ended December 31, 2023. The Company incurred total interest expense related to the Dragonfly Seller Convertible Notes of $838 during the year ended December 31, 2023.

e)
Era Convertible Note

In connection with the Company’s strategic commercial partnership, the Company issued a convertible note (“Era Convertible Note”) to a third-party lender dated December 8, 2023. The Era Convertible Note was issued in a principal amount of $5,500, with cash interest at rate equal to the applicable federal rate published by the Internal Revenue Service beginning on the six-month anniversary of the Issuance Date. The Company has agreed to issue up to $2,000 of additional notes to Era at Era's Election prior to February 6, 2024. All principal and unpaid interest are due on maturity at December 8, 2027.

The Notes are contractually subordinated to the Company’s obligations under its senior secured indebtedness, and accordingly the Company’s right to make certain cash payments in connection therewith is limited by the terms of such subordination agreement (the “Subordination Agreement”). Era may convert the Notes into shares of Common Stock (the “Underlying Shares”), beginning on the six-month anniversary of the Issuance Date based on the volume weighted average price of the trailing 30 trading day period prior to the conversion. In addition, the Company may elect to convert the Note into the Underlying Shares if the Underlying Shares are registered for resale under the Securities Act of 1933, as amended (the “Securities Act”).

The Co-Pilot Agreement requires the Company to issue additional shares of Common Stock (“Additional Shares”) to Era if Era’s sales of the Additional Shares and the Underlying Shares during the Redemption Period do not generate aggregate cash proceeds to Era that equal or exceed the sum of (1) the aggregate principal amount of Notes purchased by Era, plus (2) up to $3.75 million. Any such Additional Shares would be valued based on the volume weighted average price of the trailing 30 trading day period, calculated prior to the date of any such issuance.

The Company elected to account for the Era Convertible Note using the fair value option. The Era Convertible Note was recorded at its December 8, 2023 acquisition date fair value of $5,500. The fair market value at December 31, 2023 was $5,977. The non-cash loss was recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive loss in the amount of a loss of $477 for the year ended December 31, 2023.

f)
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

The Aicel Convertible Note was recorded at its acquisition fair value of $1,131. The Company incurred total interest expense related to the Aicel Convertible Note of $11 and $5 for the years ended December 31, 2023 and 2022. The Aicel Convertible Note had a carrying balance of $1,156 as of December 31, 2023.

g)
PPP loan

On April 13, 2020, the Company received funding in the principal amount of $8,000 under the CARES Act. Interest accrues at 1%. On February 14, 2022, the SBA forgave $7,667 of the PPP Loan with the remaining balance of $333 to be repaid over five years. The Company recognized the forgiveness of the PPP Loan as a gain on debt extinguishment on the consolidated statements of operations and comprehensive loss. As of December 31, 2023, the Company recorded $105 of the remaining PPP Loan as short-term debt and $39 as long-term debt on the consolidated balance sheets.

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of December 31, 2023 and December 31, 2022, respectively.

	December 31, 2023	December 31, 2022
Senior Term Loan	$168,702	$165,540
New GPO Note	36,954	-
Convertible notes	13,992	16,942
Dragonfly Seller Convertible Notes	10,407	-
Era Convertible Notes	5,977	-
Total	$236,032	$182,482

These fair values are deemed Level 3 liabilities within the fair value measurement framework.

Maturities of debt during the years subsequent to December 31, 2023 are as follows:

2024	$105
2025	30,340
2026	39,000
2027	110,111
2028	45,957
Total	$225,513

Warrants

Old FiscalNote Warrants

At December 31, 2023, 118,700 warrants (previously issued by Old FiscalNote to lenders prior to the Senior Term Loan) with an exercise price of $8.56, remain outstanding. These warrants are accounted for as a liability with a fair value of $23 at December 31, 2023, and are included as part of the other non-current liabilities within the consolidated balance sheets.

Warrants associated with Amendment No. 1

On March 17, 2023, in connection with Amendment No. 1 discussed above, the Company issued 80,000 warrants with an exercise price of $0.01. These warrants are accounted for as a liability with a fair value of $90 at December 31, 2023, and are included as part of the other non-current liabilities within the consolidated balance sheets.

Note 10. Stockholders’ Equity

Authorized Capital Stock

The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of December 31, 2023, the Company had 121,679,829 shares of Class A common stock issued and outstanding.

Prior to the Business Combination, Old FiscalNote had outstanding shares of Series A, Series B, Series C, Series C-1, Series D, Series D-1, Series E, Series F, and Series G convertible preferred stock (collectively, “Old FiscalNote Preferred Stock”). The Preferred Stock was recognized as temporary equity and recorded at its redemption value. Accordingly, for periods prior to the closing of the Transactions, Old FiscalNote recognized changes in its redemption value of its Preferred Stock of $26,570 for both the period from January 1, 2022 to July 29, 2022 and for the year ended December 31, 2022, respectively.

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

As of December 31, 2023, 8,290,921 shares of Class B common stock were issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of December 31, 2023, there were no shares of preferred stock issued and outstanding.

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

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. Upon Closing, the Company recognized $17,712 of share-based compensation expense for vested Earnout Awards. The Company recognized $1,803 and $686 of share-based compensation expense during the years ended December 31, 2023 and 2022, respectively. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares will be accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the consolidated statements of operations and comprehensive loss. The other non-current liability was $68 as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, there was $730 of unrecognized compensation expense related to the Earnout Awards to be recognized over a weighted-average period of approximately three years. As of December 31, 2023, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

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

During the year ended December 31, 2023, there were no public warrants exercised into shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of December 31, 2023, the Company had 8,358,964 public warrants and 7,000,000 private placement warrants outstanding with a per share fair value of $0.31. These warrants are accounted for as a liability and have an aggregate fair value of $4,761 at December 31, 2023.

During the year ended December 31, 2022, 391,036 public warrants were exercised into 614,478 shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of December 31, 2022, the Company had 8,358,964 public warrants and 7,000,000 private placement warrants outstanding with a per share fair value of $1.23. These warrants are accounted for as a liability and have an aggregate fair value of $18,892 at December 31, 2022.

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

Old FiscalNote Warrants

In connection with the Closing, certain holders of Old FiscalNote warrant holders exercised their warrants and received 365,002 shares of Old FiscalNote which were then converted into 433,259 shares of Class A common stock of New FiscalNote based on the Exchange Ratio. At December 31, 2023, 118,700 warrants with an exercise price of $8.56, remain outstanding. These warrants are accounted for as a liability with a fair value of $22 at December 31, 2023, and are included as part of the other non-current liabilities within the consolidated balance sheets.

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

During the year ended December 31, 2023, the Company issued 451,902 stock options, 25,000 performance based stock options, 6,531,510 restricted stock units, and 75,000 performance based restricted stock units. At December 31, 2023, 9,241,285 stock options, 28,313 performance stock options, 6,369,107 restricted stock units, and 75,000 performance based restricted stock units remain outstanding. As of December 31, 2023, the Company had 7,916,823 shares of Class A common stock available for issuance under the 2022 Plan.

The Company recognized $24,165 and $36,449 of stock-based compensation expense for all long term incentive plans in effect during the years ended December 31, 2023 and 2022, respectively. The Company recognized $675 and $603 of stock-based compensation expense related to acquisition earnouts during the years ended December 31, 2023 and 2022, respectively.

2022 Employee Stock Purchase Plan

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering period or on the last day of the six-month offering period beginning in 2023. The plan is defined as compensatory, and accordingly, a stock-based compensation charge of $414 was recorded as the difference between the fair market value and the discounted purchase price of the Company's common stock for the year ended December 31, 2023. As of December 31, 2023, 102,807 shares have been issued under the ESPP and the Company had 4,396,208 shares of Class A common stock available for issuance under the ESPP.

2013 Equity Incentive Plan

Prior to the Closing of the Business Combination, the Company maintained the 2013 Equity Incentive Plan (the “2013 Plan”) that allowed for granting of incentive and non-qualified stock options to employees, directors, and consultants of 12,294,973 shares of common stock.

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

The following table summarizes activities related to stock options and performance stock units during the period presented:

Stock Options awards	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	8,695,002	$3.28	7.3	$52,941
Granted	2,121,495	6.27
Exercised	(223,323)	1.07
Cancelled and forfeited	(850,643)	3.34
Outstanding at December 31, 2022	9,742,531	$3.82	7.5	$24,659
Vested and exercisable as of December 31, 2022	4,729,547	$2.51	6.5	$18,197
Vested and expected to vest as of December 31, 2022	9,742,531

Outstanding at December 31, 2022	9,742,531	$3.82	7.5	$24,659
Granted	476,902	3.98
Exercised	(327,447)	1.81
Cancelled and forfeited	(432,441)	6.55
Expired	(189,947)	3.71
Outstanding at December 31, 2023	9,269,598	$3.74	6.1	$-
Vested and exercisable as of December 31, 2023	5,425,239	$3.11	5.1
Vested and expected to vest as of December 31, 2023	3,844,359

The following table summarizes the weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented:

	Years Ended	Years Ended
	December 31, 2023	December 31, 2022
Expected volatility	45.00%	30.09%
Expected life (years)	6.00	5.95
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.18%	2.84%
Fair value of options	$1.58	$4.39

At December 31, 2023, there was $3,803 of total unrecognized compensation cost related to outstanding unvested stock option awards including performance stock units that is expected to be recognized over a weighted-average period of approximately two years.

The following table summarizes the Company’s restricted stock unit activity for the periods presented:

Restricted Stock Units	Number of shares	Weighted-average Grant Date Fair Value	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	773,063	$6.26	7.5	$6,943
Granted	3,767,746	9.11
Vested	(1,380,892)	8.27
Cancelled and forfeited	(210,186)	8.38
Outstanding at December 31, 2022	2,949,731	$8.81	2.7	$18,672
Expected to vest as of December 31, 2022	2,949,731

Outstanding at December 31, 2022	2,949,731	$8.81	2.7	$18,672
Granted	6,606,510	4.42
Vested	(2,532,946)	7.08
Cancelled and forfeited	(579,188)	3.46
Outstanding at December 31, 2023	6,444,107	$5.38	1.0	$7,346
Expected to vest as of December 31, 2023	6,444,107

At December 31, 2023, there was $23,087 of total unrecognized compensation cost related to outstanding unvested restricted stock units that are expected to be recognized over a weighted-average period of approximately two years.

Prior to 2022, the Company granted various executives 2,673,751 performance stock options that vest upon the occurrence of a successful public company listing and the Company’s stock price achieving certain price targets and 756,812 performance stock units that vest upon the occurrence of a successful public company listing and time served. The aggregate grant-date fair value of these executive performance stock options and stock units was estimated to be $7,295. As of December 31, 2023, there were 2,526,649 performance stock options outstanding. The Company recognized $965 and $4,994 of share-based compensation expense for performance stock options and stock units for the years ended December 31, 2023 and 2022, respectively, for which the related performance condition was met upon consummation of the Business Combination on July 29, 2022.

Note 14. Transaction Costs, net

The Company incurred the following transaction costs related to businesses acquired and the consummation of the Business Combination during the periods presented:

	Years Ended December 31,
	2023	2022
Transaction costs related to acquired businesses	$1,391	$1,181
Non-capitalizable Business Combination costs	415	2,993
Change in contingent consideration liabilities	(2,043)	(2,121)
Contingent compensation (benefit) expense	(530)	342
Total transaction costs	$(767)	$2,395

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

The components of basic and diluted earnings (loss) per shares are as follows:

(in thousands, except per share data)	Years Ended December 31,
Numerator:	2023	2022
Net loss	$(115,461)	$(218,257)
Deemed dividend - change in redemption value of preferred stock of Old FiscalNote	-	(26,570)
Net loss used to compute basic and diluted loss per share	$(115,461)	$(244,827)
Denominator:
Weighted average common stock outstanding, basic and diluted	131,400,109	66,513,704

Net loss per shares, basic	$(0.88)	$(3.68)
Net loss per shares, diluted	$(0.88)	$(3.68)

Anti-dilutive securities excluded from diluted loss per share:
Anti-dilutive Earnout Awards	19,195,100	19,195,100
Anti-dilutive stock options	979,901	4,844,643
Anti-dilutive Convertible Notes	2,305,666	2,004,928
Anti-dilutive contingently issuable shares	174,468	1,423,339
Anti-dilutive restricted stock units	6,393,154	2,949,731
Anti-dilutive New GPO Note	5,867,750	-
Anti-dilutive Aicel Convertible Notes	113,896	116,886
Total anti-dilutive securities excluded from diluted loss per share:	35,029,935	30,534,627

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

Note 16. Provision (Benefit) from Income Taxes

The (benefit) provision for income taxes consisted of the following as of the dates presented:

	As of December 31,
	2023	2022
Current taxes
Federal provision	$80	$7
State provision (benefit)	55	(75)
Foreign provision (benefit)	16	(110)
Total current provision (benefit)	151	(178)
Deferred taxes
Federal benefit	(9,882)	(32,725)
State benefit	(2,690)	(12,632)
Foreign benefit	(3,415)	(2,949)
Valuation allowance	16,059	45,230
Total deferred provision (benefit)	72	(3,076)
Total provision (benefit) from income taxes	$223	$(3,254)

The reconciliation between the U.S. federal statutory income tax rate to the Company’s estimated annual effective tax for the periods presented is as follows:

	Years Ended December 31,
	2023	2022
U.S. Federal provision at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(0.1)%	0.5%
Effects of rate other than statutory	(0.5)%	(0.2)%
AHYDO interest disallowance	(0.2)%	(0.5)%
Warrant revaluation	2.6%	1.5%
Stock compensation	(2.4)%	0.0%
Impairment from goodwill and other long-lived assets	(4.7)%	0.0%
Nondeductible expenses from recapitalization	(2.9)%	(4.4)%
Change in valuation allowance	(12.2)%	(16.5)%
Others	(0.8)%	0.1%
Effective tax rate	(0.2)%	1.5%

The Company’s effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to state taxes, stock compensation, goodwill impairment, and the impact of a valuation allowance on the Company’s deferred tax assets, disallowed interest expense, and non-includible income relating to a fair value adjustment on contingent consideration.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows as of the dates presented:

	As of December 31,
	2023	2022
Deferred tax assets
Stock compensation	$7,341	$6,389
Section 163(j) interest limitation	33,161	27,686
Disallowed original issue discount interest	1,527	1,092
Deferred rent	-	104
Deferred revenue	7,143	6,378
Reserves and accruals	878	3,855
Capitalized research and development	8,541	5,197
Lease liability	7,375	9,110
Federal net operating loss carryforward	31,682	30,966
State net operating loss carryforward	8,559	8,202
Foreign net operating loss carryforward	7,876	4,563
Other deferred tax assets	898	782
Total deferred tax assets	114,981	104,324

Deferred tax liabilities
Basis difference in fixed assets	(1,505)	(1,772)
Basis difference in intangibles assets and goodwill	(20,931)	(23,584)
Right of use asset	(4,362)	(5,158)
Other deferred tax liabilities	(2,819)	(3,010)
Total deferred tax liabilities	(29,617)	(33,524)
Valuation allowance	(87,542)	(71,514)
Net deferred tax liabilities	$(2,178)	$(714)

At December 31, 2023, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $150,662, of which $43,109 is subject to expiration beginning in 2033 to 2037, and state net operating loss carryforwards of $142,064, which begin to expire in 2029. The utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by section 382 of the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. Future changes in stock ownership may result in an ownership change. The Company determined that it underwent an ownership change during 2014 and 2015 as defined by section 382. As a result of the 2014 ownership change, the Company determined that $1,271 of net operating loss carryforward would not be available in future periods. The Company is still in process of analyzing its NOL limitations with respect to 2023. The Company is not aware of any tax law provisions aside from section 382 of the Internal Revenue Code that might limit the availability or utilization of loss or credit amounts. Changes in tax law may also impact our ability to use our net operating loss and tax credit carryforwards.

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

The Company increased the valuation allowance established on its deferred tax assets by $16,028 and $40,605 for the tax years ended December 31, 2023 and 2022, respectively. In 2022, the Company also wrote-off certain deferred tax assets and a related valuation allowance of $4,823 to equity in connection with the conversion of convertible notes in exchange for shares upon closing of the Business Combination. The Company continues to maintain a valuation allowance on its Federal deferred tax assets related to NOL carryforwards and interest expense limitations under 163(j) and on State deferred tax assets associated with states where FiscalNote files separately and CQ Roll Call’s deferred tax liabilities are not able to be utilized. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development (R&D) expenditures and are required to capitalize and amortize the costs under section 174. Accordingly, the Company capitalized $23,180 and $30,719 of R&D expenses as of the years ended December 31, 2023 and 2022, respectively. These costs will be amortized for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. For the year ended December 31, 2023, the Company reported an uncertain tax position totaling $639 relating to a state tax filing position. In addition, the Company derecognized $89 deferred tax liabilities relating to historically reported R&D credits as the statute of limitations had expired during the year ended December 31, 2022. The Company has the following activities relating to unrecognized tax benefits for the periods presented:

	Years Ended December 31,
	2023	2022
Beginning balances at December 31, 2022 and 2021	$639	$728
Lapses in statutes of limitations	-	(89)
Ending balances at December 31, 2023 and 2022	$639	$639

The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, with the provision for income taxes in the consolidated statements of operations. Included in the balance of unrecognized tax benefits as of December 31, 2023 and December 31, 2022 are $639, respectively, of tax benefits that, if recognized, would affect the effective tax rate. During the years ended December 31, 2023 and 2022, $80 and $72 of interest and $0 and $96 of penalties were recognized, respectively, relating to uncertain tax benefits. As part of the 2018 CQRC Acquisition, the Company recognized an uncertain tax position relating to its research and development (“R&D”) credit carry forwards of $0 during the years ended December 31, 2023 and 2022, respectively. The Company recognized an uncertain tax position related to a DC state combined filing that did not reach a more likely than not conclusion.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. As of December 31, 2023, the Company is not under examination by income tax authorities in federal, state, or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.

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

Net Operating Losses

At December 31, 2023, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $150,662 of which a portion is subject to annual limitation. Based on estimates as of December 31, 2023, the Company expects that approximately $48,602 of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2024.

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

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,044	$-	$-	$3,044
Short-term investments	-	7,134	-	7,134
Liabilities:
Public warrants	$2,591	$-	$-	$2,591
Private placement warrants	-	2,170	-	2,170
Contingent liabilities from acquisitions	-	-	130	130
Liability classified warrants (a)	-	-	23	23
New GPO Note	-	-	36,954	36,954
Dragonfly Seller Convertible Note	-	-	9,002	9,002
Era Convertible Note	-	-	5,977	5,977
(a) Included in other current liabilities on the balance sheet

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$10,282	$-	$-	$10,282
Private placement warrants	-	8,610	-	8,610
Contingent liabilities from acquisitions	-	-	1,579	1,579
Liability classified warrants (a)	-	-	182	182
(a) Included in other current liabilities on the balance sheet

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	Contingent Liabilities from Acquisitions	Liability Classified Warrants	Embedded Redemption Features on Convertible Notes	Embedded Redemption Features on Promissory Note	Embedded Redemption Features on 8090 FV Note
Balance at December 31, 2021	$5,104	$1,021	$4,228	$28,058	$2,400
Liability classified warrants at issuance date	-	436	-	-	-
Contingent consideration at acquisition date	400	-	-	-	-
Contingent compensation recognized	1,273	-	-	-	-
Change in fair value included in the determination of net loss(a)	(2,121)	(115)	(2,097)	3,923	1,264
Earned contingent consideration settled	(531)	-	-	-	-
Cash contingent compensation earned and subsequently settled	(1,567)	-	-	-	-
Unearned contingent compensation reversal	(979)	-	-	-	-
Extinguishment and/or settlement upon conversion	-	(1,160)	(2,131)	(31,981)	(3,664)
Balance at December 31, 2022	1,579	182	-	-	-
Liability classified warrants at issuance date	-	-	-	-	-
Contingent consideration at acquisition date	1,445	-	-	-	-
Contingent compensation recognized	337	-	-	-	-
Change in fair value included in the determination of net loss(a)	(357)	(159)	-	-	-
Earned contingent consideration settled	(281)	-	-	-	-
Cash contingent compensation earned and subsequently settled	(39)	-	-	-	-
Unearned contingent compensation reversal	(1,687)	-	-	-	-
Unearned contingent consideration reversal	(867)
Balance at December 31, 2023	$130	$23	$-	$-	$-

(a)
The change in contingent liabilities from acquisitions is recorded as transaction costs on the consolidated statements of operations and comprehensive loss.

Short-Term Investments

The fair value of the short-term investments is based on the quoted market price of the securities on the valuation date. As of December 31, 2023, the estimated fair value of the short-term investments was $7,134. The Company recognized a non-cash loss of $98 for the year ended December 31, 2023 resulting from the change in fair value of the short-term investments. The change in fair value is recorded in the consolidated statements of operations and comprehensive loss.

Public Warrants

The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The public warrants were initially recognized as a liability in connection with the Business Combination on July 29, 2022 at a fair value of $5,688. As of December 31, 2023 and December 31, 2022, the estimated fair value of the public warrants was $2,591 and $10,282, respectively. The Company recognized a non-cash gain of $7,691 during the year ended December 31, 2023, and a non-cash loss of $4,594 during the year ended December 31, 2022 resulting from the change in fair value of the public warrants. The change in fair value is recorded in change in fair value of financial instruments in the consolidated statements of operations and comprehensive loss.

Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on July 29, 2022 at a fair value of $29,259. As of December 31, 2023 and December 31, 2022, the estimated fair value of the private warrants was $2,170 and $8,610, respectively. The Company recognized a non-cash gain of $6,440 during the year ended December 31, 2023, and a non-cash gain of $20,649 during the year ended December 31, 2022 resulting from the change in fair value of the private warrants. The change in fair value is recorded in change in fair value of financial instruments in the consolidated statements of operations and comprehensive loss. The following table presents the assumptions used to determine the fair value of the private placement warrants at July 29, 2022:

July 29, 2022
Valuation date share price	$8.43
Risk-free interest rate	2.7%
Expected volatility	40.0%
Expected dividends	0.0%
Expected term (years)	5.00
Fair value (in dollars)	$2.66

New GPO Note

The New GPO Note was recognized as a liability in connection with the settlement of litigation on the Subscription Date at its estimated fair value of $36,583. As of December 31, 2023, the estimated fair value of the New GPO Note was $36,954. The non-cash gain of $1,411 is recorded in the change of fair value of financial instruments in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2023. The estimated fair value of the New GPO Note was determined based on a trinomial lattice model. The following table presents the assumptions used to determine the fair value of the New GPO Note at December 31, 2023 and on the Subscription Date of June 30, 2023:

	December 31, 2023	June 30, 2023
Common stock share price	$1.14	$3.64
Risk free rate	3.88%	4.10%
Yield	14.50%	15.50%
Expected volatility	50.00%	39.00%
Expected term (years)	4.5	5.0

Dragonfly Seller Convertible Notes

The Dragonfly Seller Convertible Notes were recognized as a liability in connection with the acquisition on January 27, 2023 at a fair value of $8,635. As of December 31, 2023, the estimated fair value of the Dragonfly Seller Convertible

Notes were $9,002. The non-cash gain of $673 is recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2023. The following table presents the assumptions used to determine the fair value of the Dragonfly Seller Convertible Notes at December 31, 2023 and January 27, 2023:

	December 31, 2023	January 27, 2023
Common stock share price	$1.14	$5.06
Risk free rate	3.92%	3.60%
Yield	15.50%	17.50%
Expected volatility	50.00%	40.00%
Expected term (years)	4.1	5.0

As of December 31, 2023, the difference between the aggregate fair value and the unpaid principal balance of the Dragonfly Seller Convertible Notes is $367.

Era Convertible Note

The Era Convertible Note was recognized as a liability associated with the Company’s strategic commercial partnership on December 8, 2023 at a fair value of $5,500. At December 31, 2023 the fair value of the Era Convertible Note was $5,977. The non-cash loss of $477 is recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2023. The following table presents the assumptions used to determine the fair value of the Era Convertible Note at December 31, 2023 and December 8, 2023:

	December 31, 2023	December 8, 2023
Common stock share price	$1.14	$1.33
Risk free rate	4.17%	4.63%
Yield	153.24%	163.43%
Expected volatility	63.00%	61.00%
Expected term (years)	3.9	4.0

Contingent Liabilities from acquisitions

The contingent liabilities from acquisitions are classified as Level 3 in the fair value hierarchy. At December 31, 2023 and December 31, 2022, the contingent consideration and compensation relates to the following acquisitions:

	December 31, 2023	December 31, 2022
Curate	$4	$883
FrontierView	-	600
Equilibrium	112	43
DT Global	14	53
Total contingent liabilities from acquisitions	$130	$1,579

The Company settled part of the Curate contingent consideration and compensation through an issuance of 83,393 additional shares in a non-cash transaction during the first quarter of 2023 and 83,393 additional shares during the fourth quarter of 2023.

The Company estimated the fair value of the Curate contingent consideration and compensation using a Monte Carlo simulation. These fair value measurements are based on significant inputs not observable in the market and thus represents Level 3 measurements as defined in ASC 820. Significant changes in the key assumptions and inputs could result in a significant change in the fair value measurement of the contingent consideration. The following inputs and assumptions were used to value contingent liabilities from acquisitions as of December 31, 2023:

Curate
Risk premium	11.00%
Risk free rate	5.40%
Revenue volatility	20.00%
Expected life (years)	0.3

Liability classified warrants

The Last Out Lender Warrants are classified as Level 3 in the fair value hierarchy. The fair value of the Last Out Lender Warrants (see Note 9, Debt) is calculated using the Black-Scholes calculation with the following inputs:

December 31, 2023
Common stock fair value	$1.14
Time to maturity (years)	1.6
Risk-free interest rate	4.45%
Volatility	122.0%
Exercise price	$8.56

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. Excluding the impairment of an operating lease asset related to certain unoccupied office space and the impairment of goodwill and other long-lived assets as disclosed in Note 5, Leases, Note 7, Intangible Assets, and Note 8, Goodwill, no other impairment events were identified during the years ended December 31, 2023 and 2022.

Excluding a total of $1,267 earned cash contingent compensation related to FrontierView and Forge being transferred from Level 3 to Level 1 during the December 31, 2022, there were no other transfers of assets or liabilities between levels during the years ended December 31, 2023 and 2022.

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

As discussed in Note 9, "Debt", on June 30, 2023, the Company entered into the Exchange and Settlement Agreement and New GPO Note. Pursuant thereto, on July 3, 2023, (i) the Disputing Lender returned 5,881,723 shares of Class A Common Stock, which the Company subsequently cancelled, (ii) the Company issued the New GPO Note, and (iii) the parties agreed to a mutual settlement and release of all claims (including, but not limited to, any claims by the Investor for additional shares or money damages resulting from the entry into the Merger Agreement), relating to or arising from the conversion of the Amended and Restated Senior Secured Subordinated Promissory Note, dated December 29, 2020, previously issued by a subsidiary of the pre-business combination FiscalNote Holdings, Inc. to the Investor.

Legal fees are recognized as incurred when the legal services are provided, and therefore are not recognized as part of the loss contingency.

Note 19. Subsequent Events

The Company has evaluated subsequent events through March14, 2024, the date that these financial statements were available to be issued.

Sale of Board.org

On March 11, 2024, FiscalNote, Inc. (the “Seller”), an indirect wholly-owned subsidiary of the Company, entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Exec Connect Intermediate LLC (the “Buyer”) and FiscalNote Boards LLC, a wholly-owned subsidiary of the Seller formerly known as Board.org, LLC (“Board.org”), pursuant to which the Seller sold 100% of the equity of Board.org to the Buyer (the “Equity Sale”). As consideration for the Equity Sale, at the closing of the Equity Sale (the “Closing”) the Buyer paid the Seller a base purchase price of $95 million in cash, subject to adjustments based on Closing working capital, indebtedness and transaction expenses, as well as retention payments payable to certain employees of the Company following the Closing (the “Base Purchase Price”). In addition, the Buyer agreed to make a potential cash earn-out payment to the Seller in the amount of $5 million or $8 million, less the amount of certain potential retention payments to certain employees of the Company, subject to the Company’s achievement of certain revenue targets for 2024. $0.8 million of the Base Purchase Price was deposited into escrow to satisfy certain potential post-Closing purchase price adjustments and indemnification claims.

The Purchase Agreement contains representations, warranties and indemnification obligations of the parties customary for transactions similar to those contemplated by the Purchase Agreement. The Buyer has obtained a representation and warranty insurance policy that will provide coverage for certain losses incurred as a result of breaches of certain specified representations and warranties of the Seller contained in the Purchase Agreement, provided that the recovery under such policy is subject to certain exclusions, policy limits and certain other terms and conditions, all as more fully described in the Purchase Agreement. The Seller will not be responsible for any breaches of the representations or warranties other than for breaches of Fundamental Representations or Fraud (as such terms are defined in the Purchase Agreement) beyond the amount held in escrow. Pursuant to a Transition Services Agreement and Employee Lease Agreement entered into in connection with the Closing, the Seller will provide certain transitional support services and employees to Board.org for a period of time following the Closing and Board.org will reimburse the Seller for its direct costs of those services and employees.

Amendment No. 4 to Senior Term Loan

In connection with the completion of the sale of Board.org on March 11, 2024, the Company also entered into Amendment No. 4 to the Senior Term Loan (“Amendment No. 4”), pursuant to which, among other things, the lenders consented to release the liens on Board.org’s assets and permitted the consummation of the sale in exchange for the permanent retirement of $65.7 million (the “Pay-Down Amount”) of term loans under the Senior Term Loan and payment of approximately $7.1 million of related prepayment and exit fees. Amendment No. 4 also requires that upon receipt of any earn-out payment under the Purchase Agreement, the Company will prepay outstanding obligations under the Senior Term Loan in an amount equal to 70% of the net proceeds received from such earn-out payment, together with a prepayment fee and an exit fee, equal to 5.75% of the amount of such prepayment.

In addition, Amendment No. 4 extended the commencement of amortization payments under the Senior Term Loan from August 15, 2025 to August 15, 2026, with such payments to fully amortize the term loans by the maturity date of July 15, 2027. Amendment No. 4 also increased the Company’s minimum liquidity covenant and modified the Company’s minimum ARR and EBITDA covenants, as defined in the Senior Term Loan, in order to appropriately reflect the sale of Board.org and the absence of its future contributions to the Company’s overall financial performance and position.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses identified and described below.

In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our interim and annual Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Accordingly, management believes that the Consolidated Financial Statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the Consolidated Financial Statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to material weaknesses in our control environment whereby the Company did not maintain (1) adequate controls surrounding access provisioning and monitoring controls surrounding financially relevant systems and applications, (2) adequate controls to account for fair market value changes to financial instruments and (c) adequate controls surrounding stock compensation accounting.

Notwithstanding that we did not identify any uncorrected material misstatements to the consolidated financial statements and there were no changes to previously released financial results as a result of these material weaknesses, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. As a result, management believes that, as of December 31, 2023, our internal control over financial reporting was not effective.

Because we qualify as an emerging growth company under the JOBS Act, this Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Material Weaknesses

In connection with the evaluation of the Company’s internal control over financial reporting as described above, management has identified the following deficiencies in our control environment in the current period that constituted material weaknesses in the Company’s internal control over financial reporting as of December 31, 2023:

•
Ineffective information technology general controls related to (a) administrative user access to the Company’s information systems that are relevant to the preparation of the financial statements to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data; (b) user access provisioning and monitoring.
•
Ineffective controls over the accounting for fair market value changes to financial instruments
•
Ineffective controls over the accounting for stock compensation accounting.

Notwithstanding we did not identify any uncorrected material misstatements to the consolidated financial statements and there were no changes to previously released financial results as a result of these material weaknesses, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

Remediation

While we continue the challenging and costly process to implement our plan to remediate these material weaknesses, we cannot predict the success of such plan or the outcome of our assessment of this plan until the remediation initiatives have been completed and have been operating effectively for a sufficient period of time. We can give no assurance that measures we take will remediate the deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses identified and remediation activities described above, there were no changes in our internal controls over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information to be included under the captions “Director Nominee Biographies & Qualifications,” “Codes of Business Conduct and Ethics,” and “Audit Committee,” in the Company’s definitive proxy statement for the 2024 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 11. Executive Compensation.

The information to be included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in the Company’s definitive proxy statement for the 2024 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” in the Company’s definitive proxy statement for the 2024 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information to be included under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” in the Company’s definitive proxy statement for the 2024 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 14. Principal Accountant Fees and Services.

The information to be included under the caption “Independent Registered Public Accounting Firm Fee Information,” if applicable, in the Company’s definitive proxy statement for the 2024 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Part IV

Item 15. Exhibits, Financial Statement Information.

List of documents filed as part of this Report.

Consolidated Financial Statements

The Consolidated Financial Statements for FiscalNote Holdings, Inc. and related notes and the Report of RSM U.S. LLP (PCAOB No. 49) dated March 14, 2024, are included herein in Part II, Item 8.

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

Annex A-2 to the Proxy Statement/Prospectus filed on July 5, 2022 (File No.333-261483).
3.1	Certificate of Incorporation of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
3.2	Bylaws of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.2 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
4.1	Description of Securities.	Exhibit 4.1 to the Annual Report on Form 10-K filed on March 28, 2023
4.2	Warrant Agreement, dated as of October 28, 2020, by and among Duddell Street Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	Exhibit 4.1 of DSAC’s Current Report on Form 8-K filed with the SEC on November 2, 2020 (File No. 333-249207)
4.3

Form of Restricted Stock Agreement, dated as of March 25, 2022, pursuant to the Membership Interest Purchase Agreement, dated as of November 19, 2021, by and among FiscalNote, Inc., the unitholders listed on Appendix 1 thereto and Legacy FiscalNote.

Exhibit 4.6 of DSAC’s Form S-4/A filed with the SEC on June 27,2022 (File No. 333-261483)
4.4	Form of Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on March 20, 2023 (File No. 001-39672)
10.1

Amended and Restated Registration Rights Agreement, dated as of July 29, 2022, by and among FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.), Duddell Street Holdings Limited and the other Holders signatory thereto.

Exhibit 10.5 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.2+	Form of Indemnification Agreement.	Exhibit 10.6 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
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

Exhibit 10.8 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.5+	FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan.	Exhibit 10.9 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.6+	FiscalNote Holdings, Inc. 2022 Employee Stock Purchase Plan.	Exhibit 10.10 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.7+	Employment Agreement between FiscalNote Holdings, Inc. and Timothy Hwang	Exhibit 10.18 to DSAC’s Registration Statement on Form S-4/A filed on July 1, 2022 (File No. 333-261483)
10.8+	Employment Agreement between FiscalNote Holdings, Inc. and Josh Resnick	Exhibit 10.19 to DSAC’s Registration Statement on Form S-4/A filed on July 1, 2022 (File No. 333-261483)
10.9+	Employment Agreement between FiscalNote Holdings, Inc. and Jon Slabaugh	Exhibit 10.9 to the Annual Report on Form 10-K filed on March 28, 2023
10.10+	Offer Letter between FiscalNote Holdings, Inc, and Richard Henderson	Filed with this report.
10.11+	Form of FiscalNote Holdings, Inc. Restricted Stock Unit Award under the FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan.	Exhibit 10.12 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)

10.12+	Form of FiscalNote Holdings, Inc. Performance Based Restricted Stock Unit Award Agreement under the FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan.	Exhibit 10.11 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.13+	Form of FiscalNote Holdings, Inc. Stock Option Award under the FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan.	Exhibit 10.13 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.14	Sponsor Agreement, dated as of November 7, 2021, by and among Duddell Street Holdings Limited, FiscalNote Holdings, Inc., Duddell Street Acquisition Corp. and certain of its shareholders.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2021 (File No. 333-249207).
10.15+	FiscalNote Holdings, Inc. Change in Control Severance Plan, effective as of October 5, 2021.	Exhibit 10.14 to DSAC’s Registration Statement on Form S-4/A filed on July 1, 2022 (File No. 333-261483).
10.16+	Amendment No. 1 to FiscalNote Holdings, Inc. Change in Control Severance Plan, effective as of March 22, 2022.	Exhibit 10.15 to DSAC’s Registration Statement on Form S-4/A filed on July 1, 2022 (File No. 333-261483).
10.17#

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

Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2023 (File No. 001-39672).
10.18+	Executive Severance Plan, effective as of April 3, 2023	Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2023 (File No. 001-39672).
10.19#

Joinder and Amendment No. 2 to Second Amended and Restated Credit and Guaranty Agreement by and among FiscalNote, Inc., CQ-Roll Call, Inc., Capitol Advantage LLC, VoterVoice, L.L.C. and Sandhill Strategy LLC as Borrowers, Dragonfly Eye Limited and Oxford Analytica Limited as New Guarantors, Runway, as administrative agent and collateral agent, and each lender party thereto.

Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2023 (File No. 001-39672).
10.20#

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

Exhibit 10.8 to the Current Report on Form 10-Q filed on August 9,2023 (File No. 001-39672).
10.21	AI Co-Pilot Partnership Agreement, dated as of December 8, 2023, by and between the Registrant, FiscalNote, Inc. and EGT-East, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 11, 2023 (File No. 001-39672).
10.22	Securities Purchase Agreement, dated as of December 8, 2023, by and between the Registrant and EGT-East, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on December 11, 2023 (File No. 001-39672).
10.23	Form of Note	Exhibit 10.3 to the Current Report on Form 8-K filed on December 11, 2023 (File No. 001-39672).
10.24	Registration Rights Agreement, dated as of December 8, 2023, by and between the Registrant and EGT-East, LLC	Exhibit 10.4 to the Current Report on Form 8-K filed on December 11, 2023 (File No. 001-39672).
10.25	Exchange and Settlement Agreement, dated as of June 30, 2023, including the form of New Note	Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2023 (File No. 001-39672).
21.1	List of Subsidiaries of the Registrant	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32	Section 1350 Certifications.	Furnished with this report.
97.1	Clawback Policy, effective as of November 2, 2023	Filed with this report.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbased Documents.	Submitted electronically with this report.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Submitted electronically with this report.

+ Indicates a management contract or compensatory plan.

# Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined that they are not material and is the type of information that the registrant treats as private and confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISCALNOTE HOLDINGS, INC.

Date: March 14, 2024	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy Hwang	Chairman, Chief Executive Officer and Director	March 14, 2024
Timothy Hwang	(Principal Executive Officer)

/s/ Jon Slabaugh	Chief Financial Officer and Chief Investment Officer	March 14, 2024
Jon Slabaugh	(Principal Financial Officer)

/s/ Gerald Yao	Chief Strategy Officer, Global Head of ESG and Director	March 14, 2024
Gerald Yao

/s/ Paul Donnell	Chief Accounting Officer	March 14, 2024
Paul Donnell	(Principal Accounting Officer)

/s/ Michael J. Callahan	Director	March 14, 2024
Michael J. Callahan

/s/ Key Compton	Director	March 14, 2024
Key Compton

/s/ Manoj Jain	Director	March 14, 2024
Manoj Jain

/s/ Stanley McChrystal	Director	March 14, 2024
Stanley McChrystal

/s/ Keith Nilsson	Director	March 14, 2024
Keith Nilsson

/s/ Anna Sedgley	Director	March 14, 2024
Anna Sedgley

/s/ Brandon Sweeney	Director	March 14, 2024
Brandon Sweeney

/s/ Conrad Yiu	Director	March 14, 2024
Conrad Yiu