Form 10-Q
period 2024-03-31
FiscalNote Holdings, Inc.
filed 2024-05-10
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 126,087,528 shares of Class A common stock, $0.0001 par value per share, outstanding, and 8,290,921 shares of Class B common Stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares, and par value)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$36,464	$16,451
Restricted cash	852	849
Short-term investments	7,134	7,134
Accounts receivable, net	14,381	16,931
Costs capitalized to obtain revenue contracts, net	3,156	3,326
Prepaid expenses	4,000	2,593
Other current assets	3,679	2,521
Total current assets	69,666	49,805

Property and equipment, net	5,859	6,141
Capitalized software costs, net	13,762	13,372
Noncurrent costs capitalized to obtain revenue contracts, net	3,790	4,257
Operating lease assets	18,070	17,782
Goodwill	164,334	187,703
Customer relationships, net	46,720	53,917
Database, net	18,274	18,838
Other intangible assets, net	16,786	18,113
Other non-current assets	499	633
Total assets	$357,760	$370,561

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$67	$105
Accounts payable and accrued expenses	11,101	12,909
Deferred revenue, current portion	45,034	43,530
Customer deposits	839	3,032
Contingent liabilities from acquisitions, current portion	113	130
Operating lease liabilities, current portion	3,395	3,066
Other current liabilities	3,212	2,878
Total current liabilities	63,761	65,650

Long-term debt, net of current maturities	152,962	222,310
Deferred tax liabilities	2,062	2,178
Deferred revenue, net of current portion	389	875
Operating lease liabilities, net of current portion	25,845	26,162
Public and private warrant liabilities	3,840	4,761
Other non-current liabilities	2,805	5,166
Total liabilities	251,664	327,102
Commitment and contingencies (Note 17)
Stockholders' equity:
Class A Common stock ($0.0001 par value, 1,700,000,000 authorized, 122,749,497 and 121,679,829 issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	11	11
Class B Common stock ($0.0001 par value, 9,000,000 authorized, 8,290,921 issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	1	1
Additional paid-in capital	866,932	860,485
Accumulated other comprehensive income ( loss)	4,969	(622)
Accumulated deficit	(765,817)	(816,416)
Total stockholders' equity	106,096	43,459
Total liabilities and stockholders' equity	$357,760	$370,561

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Subscription	$29,626	$28,467
Advisory, advertising, and other	2,486	3,062
Total revenues	32,112	31,529
Operating expenses: (1)
Cost of revenues	7,244	8,937
Research and development	3,480	5,120
Sales and marketing	9,415	12,298
Editorial	4,660	4,265
General and administrative	16,076	18,221
Amortization of intangible assets	2,685	2,814
Impairment of goodwill	-	5,837
Transaction (gains) costs, net	(4)	1,408
Total operating expenses	43,556	58,900
Operating loss	(11,444)	(27,371)

Gain on sale of business (Note 4)	(71,599)	-
Interest expense, net	7,362	6,681
Change in fair value of financial instruments	527	(14,680)
Other expense (income), net	241	(129)
Net income (loss) before income taxes	52,025	(19,243)
Provision from income taxes	1,426	30
Net income (loss)	50,599	(19,273)
Other comprehensive income (loss)	5,591	(359)
Total comprehensive income (loss)	$56,190	$(19,632)

Earnings (Loss) per share attributable to common shareholders (Note 14):
Basic	$0.39	$(0.14)
Diluted	$0.37	$(0.14)
Weighted average shares used in computing earnings (loss) per share attributable to common shareholders:
Basic	130,712,032	133,082,639
Diluted	146,027,085	133,082,639

(1) Amounts include stock-based compensation expenses, as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$101	$58
Research and development	310	390
Sales and marketing	426	360
Editorial	100	66
General and administrative	5,238	5,632

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Equity (Deficit)
	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount

Balance at December 31, 2022	131,416,516	13	846,205	(785)	(700,743)	144,690
Adoption of new accounting standard	-	-	-	-	(212)	(212)
Issuance of Class A common stock in connection with business acquisitions	1,885,149	-	9,539	-	-	9,539
Issuance of Class A common stock upon vesting of restricted share units	287,157	-	-	-	-	-
Issuance of Class A common stock upon exercise of stock options	194,775	-	264	-	-	264
Issuance of Class A common stock upon settlement of contingent consideration	83,393	-	196	-	-	196
Stock-based compensation expense	-	-	6,506	-	-	6,506
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	(917)	-	-	(917)
Net loss	-	-	-	-	(19,273)	(19,273)
Foreign currency translation loss	-	-	-	(359)	-	(359)
Balance at March 31, 2023	133,866,990	$13	$861,793	$(1,144)	$(720,228)	$140,434

Balance at December 31, 2023	129,970,750	12	860,485	(622)	(816,416)	43,459
Issuance of Class A common stock upon vesting of restricted share units	867,341	-	-	-	-	-
Issuance of Class A common stock upon exercise of employee stock purchase plan	202,327	-	196	-	-	196
Stock-based compensation expense	-	-	6,175	-	-	6,175
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	76	-	-	76
Change in fair value of debt instruments (Note 16)	-	-	-	5,707	-	5,707
Net income	-	-	-	-	50,599	50,599
Foreign currency translation loss	-	-	-	(116)	-	(116)
Balance at March 31, 2024	131,040,418	$12	$866,932	$4,969	$(765,817)	$106,096

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income (loss)	$50,599	$(19,273)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	304	336
Amortization of intangible assets and capitalized software development costs	5,113	5,411
Amortization of deferred costs to obtain revenue contracts	1,009	832
Gain on sale of business (Note 4)	(71,599)	-
Impairment of goodwill	-	5,837
Non-cash operating lease expense	297	1,832
Stock-based compensation	6,175	6,506
Other non-cash expenses	-	190
Bad debt expense	29	156
Change in fair value of acquisition contingent consideration	(4)	(156)
Unrealized loss on securities	49	-
Change in fair value of financial instruments	527	(14,680)
Deferred income taxes	(71)	(218)
Paid-in-kind interest, net	2,035	970
Non-cash interest expense	737	1,074
Changes in operating assets and liabilities:
Accounts receivable, net	1,320	(696)
Prepaid expenses and other current assets	(1,924)	619
Costs capitalized to obtain revenue contracts, net	(932)	(1,126)
Other non-current assets	148	27
Accounts payable and accrued expenses	460	(3,225)
Deferred revenue	10,436	10,002
Customer deposits	(1,239)	(1,923)
Other current liabilities	318	(1,222)
Contingent liabilities from acquisitions, net of current portion	(13)	(39)
Operating lease liabilities	(969)	(4,052)
Other non-current liabilities	(64)	(8)
Net cash provided by (used in) operating activities	2,741	(12,826)

Investing Activities:
Capital expenditures	(1,692)	(1,869)
Cash proceeds from the sale of business, net (Note 4)	90,884	-
Cash paid for business acquisitions, net of cash acquired	-	(5,010)
Net cash provided by (used in) investing activities	89,192	(6,879)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	801	6,000
Principal payments of long-term debt	(65,727)	(27)
Payment of deferred financing costs	(7,068)	-
Proceeds from exercise of stock options and ESPP purchases	196	264
Net cash (used in) provided by financing activities	(71,798)	6,237

Effects of exchange rates on cash	(119)	(251)

Net change in cash, cash equivalents, and restricted cash	20,016	(13,719)
Cash, cash equivalents, and restricted cash, beginning of period	17,300	61,223
Cash, cash equivalents, and restricted cash, end of period	$37,316	$47,504

Supplemental Noncash Investing and Financing Activities:
Warrants issued in conjunction with long-term debt issuance	$-	$178
Amounts held in escrow related to the sale of Board.org	$785	$-
Property and equipment purchases included in accounts payable	$124	$121

Supplemental Cash Flow Activities:
Cash paid for interest	$5,303	$4,740
Cash paid for taxes	$2	$112

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

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet and its results of operations, including its comprehensive loss, temporary equity, stockholders' equity (deficit), and cash flows. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Going Concern

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

The Company’s cash, cash equivalents, restricted cash, and short-term investments were $44.5 million at March 31, 2024, compared with $24.4 million at December 31, 2023. Further, the Company had a negative working capital balance of $38.5 million (excluding cash and short-term investments) at March 31, 2024 and had an accumulated deficit of $765.8 million and $816.4 million as of March 31, 2024 and December 31, 2023, respectively. The Company has incurred net losses of $21.0 million (excluding the effect of the gain on sale of business) and $19.3 million for the three months ended March 31, 2024 and 2023, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development.

In addition, as disclosed in Note 8, “Debt”, the Company is subject to certain financial covenants. The Company’s ability to maintain compliance with these financial covenants are based on the Company’s current expectations regarding continued growth in revenues, collections, cost structure, current cash burn rate and other operating assumptions. The Company believes our cash on hand at March 31, 2024, proceeds from our expected product sales, and available borrowings under our Senior Term Loan for certain acquisition activity, will be sufficient to meet our obligations and our required covenants for at least the next twelve months from the date of this filing.

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

Earnings per Share

Basic earnings per share (EPS) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the if-converted method (convertible debt instruments) or treasury-stock method (warrants and share-based payment arrangements).

For purposes of this calculation, common stock issuable upon conversion of debt, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

Fair Value of Financial Instruments

The Company has elected the fair value option on the subordinated convertible promissory notes issued as part of the Dragonfly acquisition, refer to Note 4, "Business Combinations" and Note 8, "Debt" for further details, and for the New GPO Note and Era Convertible Notes, refer to Note 8, "Debt" for further details. The Company records changes in fair value through the condensed consolidated statement of operations where the portion of the change that results from a change in the instrument-specific credit risk is recorded separately in accumulated other comprehensive income, if applicable. Additionally, under the fair value option, all issuance costs are expensed in the period that the debt is incurred.

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

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. The Company’s cash and cash equivalents at times exceed amounts guaranteed by the Federal Deposit Insurance Corporation. The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At March 31, 2024, approximately 77% of the Company’s cash and cash equivalents were held at JPMorgan Chase Bank, N.A.

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days billings are past due, collection history of each customer, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in sales and marketing expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of March 31, 2024 and December 31, 2023, allowance for credit losses of $1,120 and $1,252, respectively, was included in the accounts receivable, net balance.

No single customer accounted for more than 10% of the Company's accounts receivable balance as of March 31, 2024 and December 31, 2023. Revenue derived from the U.S. Federal Government was 17% of revenue for both of the three months ended March 31, 2024 and 2023, respectively. As of both of March 31, 2024 and December 31, 2023, assets located in the United States were approximately 85% percent of total assets.

As of March 31, 2024 one vendor accounted for more than 10% of the Company's accounts payable balance. No vendors individually accounted for more than 10% of the Company’s accounts payable as of December 31, 2023. During the three months ended March 31, 2024 and March 31, 2023, one vendor represented more than 10% of the total purchases made.

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

Recent Accounting Pronouncements Not Yet Effective

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280) guidance for segment reporting. The new guidance amends segment reporting to include significant segment expenses. The guidance is effective for the Company beginning with our annual report for the year ended December 31, 2024, and the subsequent interim periods and is required to be disclosed retrospectively to all prior periods presented. The Company does not expect that this guidance will have a significant impact on our disclosures.

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

Note 2. Business Combination with DSAC

On July 29, 2022, the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of November 7, 2021, and as amended on May 9, 2022, (the “Merger Agreement”), by and among FiscalNote Holdings, Inc., a Delaware corporation (“Old FiscalNote”), Duddell Street Acquisition Corp., a Cayman Islands exempted company (“DSAC”), and Grassroots Merger Sub, Inc., a Delaware Corporation and a wholly owned direct subsidiary of DSAC (“Merger Sub” and, together with DSAC, the “DSAC Parties”). Pursuant to these transactions, Merger Sub merged with and into Old FiscalNote, with Old FiscalNote becoming a wholly owned subsidiary of DSAC (the “Business Combination” and, collectively with the other transactions described in the Business Combination Agreement, the “Transactions”). In connection with the closing of the Transactions, DSAC domesticated and continued as a Delaware corporation under the name of “FiscalNote Holdings, Inc.” (“New FiscalNote”). Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “FiscalNote,” “we,” “us,” or “our” refer to the business of Old FiscalNote, which became the business of New FiscalNote and its subsidiaries following the closing on July 29, 2022. Subsequent to the closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE WS,” respectively. The Company accounted for the Business Combination as a reverse recapitalization whereby Old FiscalNote was determined as the accounting acquirer and DSAC as the accounting acquiree. Accordingly, the Business Combination was treated as the equivalent of Old FiscalNote issuing stock for the net assets of DSAC, accompanied by a recapitalization. The net assets of DSAC are stated at historical cost, with no goodwill or other intangible assets recorded.

In connection with the closing of the Business Combination Agreement, FiscalNote also entered into the Credit Agreement with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC (together the “New Senior Lenders”), pursuant to which a new senior term loan was consummated simultaneously with the Closing (the "Senior Term Loan").

Note 3. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Three Months Ended March 31,
	2024	2023
Subscription	$29,626	$28,467
Advisory	1,257	1,113
Advertising	514	418
Books	148	584
Other revenue	567	947
Total	$32,112	$31,529

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Three Months Ended March 31,
	2024	2023
North America	$25,997	$26,152
Europe	5,269	4,100
Australia	303	289
Asia	543	988
Total	$32,112	$31,529

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the three months ended March 31, 2024 and 2023, revenue attributed to the United Kingdom represented approximately thirteen percent and ten percent of total revenues, respectively. No other foreign country represented more than five percent of total revenue during the three months ended March 31, 2024 and 2023.

Contract Assets

The Company had contract assets of $1,044 and $1,183, as of March 31, 2024 and December 31, 2023, respectively. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the condensed consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2022	$36,487
Acquired deferred revenue	4,013
Revenue recognized in the current period from amounts in the prior balance	(16,610)
New deferrals, net of amounts recognized in the current period	25,928
Effects of foreign currency	32
Balance at March 31, 2023	$49,850

Balance at December 31, 2023	$44,405
Sale of Board.org	(9,117)
Revenue recognized in the current period from amounts in the prior balance	(19,249)
New deferrals, net of amounts recognized in the current period	29,502
Effects of foreign currency	(118)
Balance at March 31, 2024	$45,423

Costs to Obtain

During the three months ended March 31, 2024 and 2023, the Company capitalized $941 and $1,114 of costs to obtain revenue contracts. The Company amortized costs to obtain revenue contracts in the amount of $1,009 and $832 to sales and marketing expense during the three months ended March 31, 2024 and 2023, respectively. There were no impairments of costs to obtain revenue contracts for the three months ended March 31, 2024 and 2023.

Unsatisfied Performance Obligations

At March 31, 2024, the Company had $90,981 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this over the next five years.

Note 4. Acquisitions and Dispositions

2024 Disposition

On March 11, 2024, the Company entered into an agreement (the "Purchase Agreement") to sell the equity of the Company's subsidiary owning and operating its Board.org business ("Board.org") with Exec Connect Intermediate LLC (the “Buyer”). On March 11, 2024, after adjustments based on Board.org’s working capital, indebtedness and transaction expenses, as well as retention payments payable to certain employees of Board.org, the Company received $90,905 in cash (excluding $785 of the purchase price that was deposited into escrow to satisfy certain potential post-closing purchase price adjustments and indemnification claims and including $21 of cash acquired by the Buyer). The Company is entitled to receive an earn-out payment of up to $8,000, less the amount of certain retention payments potentially owing to the former Board.org employees, if the Board.org business achieves specified revenue targets for fiscal year 2024. The Purchase Agreement contains representations, warranties and indemnification obligations of the parties customary for transactions similar to those contemplated by the Purchase Agreement. As a result of the sale of Board.org, the Company recorded a pre-tax gain on disposal of $71,599, inclusive of the $785 of funds placed in escrow that the Company anticipates receiving and $50 of estimated post-closing purchase price adjustment which are included in other current assets.

The proceeds from the sale of Board.org were used in part to prepay $65,700 of term loans under the Company’s Credit Agreement, and pay $7,068 of related prepayment and exit fees associated with the retired amount. The remaining $18,137 of net proceeds were retained by the Company for general corporate purposes. As part of the sale the Company recorded a current tax liability for federal and state income tax of $1,448 and a non-cash deferred tax charge of $280.

The Company determined that Board.org was not a significant subsidiary, and the disposition of Board.org did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for Board.org were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements."

Pursuant to the Employee Lease Agreement entered into in connection with the closing of the sale of Board.org, the Company is the employer of record for the Board.org employees. Under the terms of the Employee Lease agreement, the Company is responsible for the payment of salaries and benefits to the Board.org employees at the direction of the buyer, until the buyer legally assumes those employees. The Company will be reimbursed by the buyer for the actual costs incurred pursuant to the Employee Lease Agreement. Accordingly, at March 31, 2024 the Company is due $378 from the buyer for payroll and benefit costs paid by the Company during the period from March 11, 2024 to March 31, 2024, which has been presented in other current assets on the condensed consolidated balance sheet.

Additionally, the Company entered into a Transition Services Agreement in connection with the closing of the sale of Board.org whereby the Company will provide certain transitional support services for a period of time following the closing and the buyer will reimburse FiscalNote for certain direct costs of those services. No material costs were incurred under the Transition Services Agreement during the period from March 11, 2024 to March 31, 2024.

2023 Acquisition

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
(a) Includes two separate customer relationships with two different useful lives

The fair values of the customer relationships, developed technology and tradename were determined using the income approach. The approaches used to estimate the fair values use significant unobservable inputs including revenue and cash flow forecasts, customer attrition rates, and appropriate discount rates.

The purchase price allocation includes UK deferred income tax assets and liabilities for acquired book and tax basis differences. Goodwill recorded for this acquisition is not tax deductible.

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

The following table details the composition of lease expense for the periods presented:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,238	$2,585
Variable lease cost	94	155
Short-term lease cost	37	178
Total lease costs	$1,369	$2,918
Sublease income	$(26)	$(1,364)

Cash payments related to operating lease liabilities were $1,499 and $4,797 (inclusive of $1,682 lease termination fee) for the three months ended March 31, 2024 and 2023, respectively.

Note 6. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	March 31, 2024				December 31, 2023				Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Remaining Useful Life (Years) March 31, 2024
Customer relationships	$76,071	$(27,116)	$(2,235)	$46,720	$88,544	$(32,392)	$(2,235)	$53,917	8.5
Developed technology	29,968	(20,338)	(1,909)	7,721	37,205	(26,743)	(1,909)	8,553	6.7
Databases	29,864	(11,590)	-	18,274	29,895	(11,057)	-	18,838	8.6
Tradenames	11,119	(3,789)	(579)	6,751	12,077	(4,367)	(579)	7,131	8.2
Expert network	2,669	(1,391)	-	1,278	2,692	(1,291)	-	1,401	2.9
Patents	803	(213)	(8)	582	784	(217)	(8)	559	17.5
Content library	592	(138)	-	454	592	(123)	-	469	7.7
Total	$151,086	$(64,575)	$(4,731)	$81,780	$171,789	$(76,190)	$(4,731)	$90,868

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $2,685 and $2,814 for the three months ended March 31, 2024 and 2023, respectively.

Amortization of developed technology was recorded as part of cost of revenues in the amount of $765 and $1,316 for the three months ended March 31, 2024 and 2023, respectively.

The expected future amortization expense for intangible assets as of March 31, 2024 is as follows:

2024 (remainder)	$8,800
2025	10,441
2026	10,183
2027	9,774
2028	9,427
Thereafter	33,155
Total	$81,780

Capitalized software development costs

Capitalized software development costs are as follows.

	March 31, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Capitalized software development costs	$27,008	$(11,754)	$(1,492)	$13,762	$27,659	$(12,795)	$(1,492)	$13,372

During the three months ended March 31, 2024 and 2023, the Company capitalized interest on capitalized software development costs in the amount of $132 and $117, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues in the amount of $1,663 and $1,281 for the three months ended March 31, 2024 and 2023, respectively. The estimated useful life is determined at the time each project is placed in service.

Note 7. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually as of October 1 of each year.

The changes in the carrying amounts of goodwill, which are generally not deductible for tax purposes, are as follows:

Balance at December 31, 2023	$187,703
Sale of Board.org	(23,022)
Impact of foreign currency fluctuations	(347)
Balance at March 31, 2024	$164,334

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

Note 8. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	March 31, 2024	December 31, 2023
Senior Term Loan	$92,891	$158,228
New GPO Note	33,252	36,954
Convertible Notes	14,557	14,052
Dragonfly Seller Convertible Notes	7,857	9,002
Era Convertible Note	8,461	5,977
Aicel Convertible Note	1,114	1,156
PPP loan	117	144
Total gross debt	158,249	225,513
Debt issuance costs	(5,220)	(3,098)
Total	153,029	222,415
Less: Current portion	(67)	(105)
Total	$152,962	$222,310

Senior Term Loan

On July 29, 2022, concurrent with the closing of the Company's Business Combination, FiscalNote, Inc., a wholly owned indirect subsidiary of FiscalNote Holdings, Inc., entered into a senior credit agreement (the "Credit Agreement") providing for a Senior Term Loan consisting of a fully funded principal amount of $150,000 and an uncommitted incremental loan facility totaling $100,000 available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “Incremental Term Facility”) (collectively the “Senior Credit Facility”). The annual interest of the Senior Term Loan consists of two components: a cash interest component of (a) the greater of (i) Prime Rate plus 5.0% per annum or (ii) 9.0% payable monthly, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. The Senior Credit Facility will mature on July 29, 2027.

On March 17, 2023, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement dated July 29, 2022. Among other things, Amendment No. 1 provided for the extension of an incremental term loan by one of the lenders under the facility in the principal amount of $6,000 which was received by the Company on March 31, 2023, on the same terms as the existing term loans (the “Incremental Facility”). In connection with the funding of the Incremental Facility, the Company issued the lender warrants expiring July 15, 2027, to purchase up to 80,000 Class A Common Stock at an exercise price of $0.01 per share, in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder. The lender warrants represented a non-cash financing activity.

On May 16, 2023, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement dated July 29, 2022. Among other things, Amendment No. 2 joined Dragonfly Eye Limited and Oxford Analytica Limited (“Oxford Analytica”), each a wholly owned subsidiary of the Company, as Guarantors under the Credit Agreement.

On August 3, 2023, the Company entered into Amendment No. 3 ("Amendment No. 3") to the Credit Agreement dated July 29, 2022. Among other things, Amendment No. 3 provided for: (a) the extension of the July 2023 Deferred Fee from July 29, 2023 to July 29, 2024, (b) the increase of the July 2023 Deferred Fee from $1,734 to $2,034, (c) an increase of the Restatement Date Final Agreement from $7,410 to $8,970 and (d) the revision to the minimum annual recurring revenue ("ARR") and adjusted EBITDA covenants (as both are defined in the Credit Agreement).

In connection with the completion of the sale of Board.org on March 11, 2024, the Company also entered into Amendment No. 4 to the Credit Agreement (the “Amendment No. 4”), pursuant to which, among other things, the lenders consented to the release of the liens on Board.org’s assets and permitted the consummation of the sale in exchange for the permanent prepayment of $65,700 of term loans under the Credit Agreement. The Company also made a payment of $1,314 and $5,754 of related prepayment and exit fees, respectively. Amendment No. 4 also requires that upon receipt of any earn-out payment pursuant to the equity purchase agreement underlying the sale of Board.org, the Company will prepay outstanding obligations under the Credit Agreement in an amount equal to 70% of the net proceeds received from such earn-out payment, together with a prepayment fee and an exit fee, equal to 5.75% of the amount of such prepayment.

In addition, Amendment No. 4 extended the commencement of amortization payments under the Credit Agreement from August 15, 2025 to August 15, 2026, with such payments to fully amortize the term loans by the maturity date of July 15, 2027. Amendment No. 4 also increased the Company’s minimum liquidity covenant to $22,500 and modified the Company’s minimum ARR and adjusted EBITDA (as defined in the Credit Agreement, as amended) in order to appropriately reflect the sale of Board.org and the absence of its future contributions to the Company’s overall financial performance and position.

The Prime Rate in effect for the Senior Term Loan was 8.50% at March 31, 2024. For the three months ended March 31, 2024, the Company incurred $4,911 of cash interest and $364 of paid-in-kind interest, respectively, on the Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the Senior Term Loan as the payment of such interest will occur upon the settlement of the Senior Term Loan.

The Company may prepay the Senior Term Loan in whole, subject to a 2.0% prepayment fee if prepaid prior to July 30, 2024, 1.0% prepayment fee if prepaid after July 30, 2024 but prior to July 30, 2025, and no prepayment fee if prepaid on or after July 30, 2025. The July 2023 Deferred Fee, as previously amended, of $2,034 was paid as part of Amendment No. 4. Accordingly, the Company recognized the accretion of the July 2023 Deferred Fee as interest expense through March 11, 2024. Prior to Amendment No. 4, the Company had $8,970 of deferred fees due at the earlier of prepayment or maturity of the Senior Term Loan which were amortized over the term of the Senior Term Loan using the effective interest method. On March 11, 2024, and as a result of Amendment No. 4, the Company had $5,250 of deferred fees outstanding which the Company recognized the accretion of these deferred fees as interest expense. The $1,134 of prepayment fee paid on March 11, 2024 was treated as a debt discount. The amortization recorded for the three months ended March 31, 2024 and March 31, 2023 is $646 and $149, respectively, and is included within interest expense in the condensed consolidated statements of operations and comprehensive income (loss). The remaining unamortized debt discount at March 31, 2024 is $4,629, excluding any deferred fees, and is reflected net against debt on the condensed consolidated balance sheets.

The Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were four financial covenants in place at March 31, 2024: a minimum cash balance requirement, minimum ARR requirement, an adjusted EBITDA requirement and a capital expenditure limitation. As of, and for the three months ended March 31, 2024, the Company was in compliance with all required financial covenants. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

New GPO Note

On June 30, 2023 (the “Subscription Date”), the Company entered into an Exchange and Settlement Agreement (the “Exchange and Settlement Agreement”) with GPO FN Noteholder LLC (the “Investor”) pursuant to which (i) the Investor returned 5,881,723 shares of Class A Common Stock held by the Investor to the Company for cancellation, (ii) the Company issued to the Investor a subordinated convertible promissory note in an initial principal amount of $46,794 (the “New GPO Note”), and (iii) the parties agreed to a mutual settlement and release of all claims including, but not limited to, any claims by the Investor for additional shares or money damages resulting from the entry into the Merger Agreement, relating to or arising from the conversion of the Amended and Restated Senior Secured Subordinated Promissory Note, dated December 29, 2020, previously issued by a subsidiary of the pre-business combination FiscalNote Holdings, Inc. to the Investor. The exchange and settlement are non-cash exchanges in the condensed consolidated statement of cash flows. The before mentioned transactions closed on July 3, 2023.

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

The New GPO Note is subordinate to the Company’s obligations under its Senior Term Loan which limits certain actions that the Company and the Investor may take under the New GPO Note. At any time prior to the July 3, 2028, the Investor is entitled to convert all or any portion of the principal amount of the New GPO Note and accrued interest thereon into shares of Class A Common Stock at $8.28 per share (adjusted to $6.89 on April 11, 2024 pursuant to the terms of the New GPO Note as a result of the issuance of the Additional Fee Shares to Era as described in Note 18, "Subsequent Events"). The New GPO Note is subject to customary anti-dilution adjustments for stock splits and similar transactions and, subject to standard exceptions, weighted average anti-dilution protection. The principal amount, together with accrued interest thereon, of the New GPO Note is redeemable by the Company in whole or in part based on certain conditions as defined in the New GPO Note.

The Company elected to account for the New GPO Note using the fair value option. The New GPO Note was recorded at its June 30, 2023 acquisition date fair value of $36,583. The Company initially recorded a loss contingency of $11,700 in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the New GPO Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and New GPO Note, the Company recorded an additional non-cash loss on settlement with GPO of $3,474 in the condensed consolidated statement of operations for the year ended December 31, 2023. The fair market value at March 31, 2024 and December 31, 2023 was $33,252 and $36,954, respectively. The unrealized change in the fair value of the New GPO Note of $4,443 is recorded in accumulated other comprehensive income for the period ended March 31, 2024 and the non-cash gain of $180 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2024. The Company incurred total interest expense related to the new GPO note of $921 for the three months ended March 31, 2024.

Convertible Notes

At March 31, 2024, the holders of four convertible notes that were previously issued by Old FiscalNote (the “Convertible Notes”) with a principal and accrued PIK balance of $14,557 remain outstanding. The Company incurred total interest expense related to the Convertible Notes, including the amortization of the various discounts, of $598 and $515 during the three months ended March 31, 2024 and 2023, respectively.

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

The Company elected to account for the Dragonfly Seller Convertible Notes using the fair value option. The Dragonfly Seller Convertible Notes were recorded at their acquisition date fair value of $8,635. The fair market value at March 31, 2024 and at December 31, 2023 was $7,857 and $9,002. The unrealized change in the fair value of the Dragonfly Seller Convertible Note of $1,264 is recorded in accumulated other comprehensive income for the period ended March 31, 2024 and the non-cash gain of $47 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2024 and a non-cash gain of $574 is recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2023, respectively. The Company incurred total interest expense related to the Dragonfly Seller Convertible Notes of $241 and $153 during the three months ended March 31, 2024 and March 31, 2023, respectively.

Era Convertible Notes

In connection with the Company’s strategic commercial partnership, the Company issued a convertible note to Era, a third-party lender, dated December 8, 2023 for $5,500 on December 8, 2023 (the "Issuance Date"). Pursuant to the terms of the December 8, 2023 convertible note, the Company issued that same third-party lender a second convertible note for $801 on January 5, 2024 (collectively, the "Era Convertible Notes"). The Era Convertible Notes were issued in a principal amount of $6,301, with cash interest at a rate equal to the applicable federal rate published by the Internal Revenue Service beginning on the six-month anniversary of the Issuance Date. All principal and unpaid interest are due on maturity at December 8, 2027.

The Era Convertible Notes are contractually subordinated to the Company’s obligations under its senior secured indebtedness, and accordingly, the Company’s right to make certain cash payments in connection therewith is limited by the terms of such subordination agreement (the “Subordination Agreement”). Era may convert the Notes into shares of Common Stock (the “Underlying Shares”), beginning on the six-month anniversary of the Issuance Date based on the volume weighted average price of the trailing 30 trading day period prior to the conversion. In addition, the Company may elect to convert the Era Convertible Notes into the Underlying Shares if the Underlying Shares are registered for resale under the Securities Act of 1933, as amended (the “Securities Act”).

Pursuant to the copilot agreement (the "Co-Pilot Agreement") entered into by and among the Company, FiscalNote Inc., a subsidiary of the Company, and Era on December 8, 2023, the Company agreed to issue Era up to an additional $3,105,105 in the form of shares of the Company's Class A Common Stock no later than June 2024 (the "Partnership Shares"). The Co-Pilot Agreement requires the Company to issue additional shares of Common Stock (“Additional Shares”) to Era if Era’s sales of the Partnership Shares and the Underlying Shares do not generate aggregate cash proceeds to Era that equal or exceed approximately $9.5 million during the sell-off period set forth in the Co-Pilot Agreement. Any such Additional Shares would be valued based on the volume weighted average price of the trailing 30 trading day period, calculated prior to the date of any such issuance.

The Company elected to account for the Era Convertible Notes using the fair value option. The Era Convertible Note dated December 8, 2023 was recorded at its acquisition date fair value of $5,500. The Era Convertible Note Dated January 5, 2024 was recorded at its acquisition date fair value of $801. The fair market value of the Era Convertible Note dated December 8, 2023 was $5,977 at December 31, 2023. The fair market value of the two Era Convertible Notes was $8,461 at March 31, 2024. The non-cash loss was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a loss of $1,683 for the three months ended March 31, 2024.

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

The Company concluded that the contingent default interest provision was required to be bifurcated and treated as an embedded derivative liability. The associated value was immaterial and required no initial amount to be recorded and continues to be immaterial as of the reporting date . The Company determined that the remaining embedded features were clearly and closely related to the debt host and did not require bifurcation from the debt host.

The Aicel Convertible Note was recorded at its acquisition fair value of $1,131. The Company incurred total interest expense related to the Aicel Convertible Note of $19 and $3 during the three months ended March 31, 2024 and March 31, 2023, respectively.

PPP Loan

On April 13, 2020, the Company received funding in the principal amount of $8,000 under the CARES Act. Interest accrues annually at 1%. On February 14, 2022, the SBA forgave $7,667 of the PPP Loan with the remaining balance of $333 to be repaid over five years. The Company recognized the forgiveness of PPP Loan as a gain on debt extinguishment in the condensed consolidated statements of operations and comprehensive income (loss) in 2022. As of March 31, 2024, the Company recorded $67 of the remaining PPP Loan as short-term debt and $50 as long-term debt in the condensed consolidated balance sheets.

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of March 31, 2024 and December 31, 2023, respectively. These fair values are deemed Level 3 liabilities within the fair value measurement framework.

	March 31, 2024	December 31, 2023
Senior Term Loan	$92,497	$168,702
New GPO Note	33,252	36,954
Convertible Notes	13,709	13,992
Dragonfly Seller Convertible Notes	7,857	10,407
Era Convertible Notes	8,461	5,977
Total	$155,776	$236,032

Warrants

Old FiscalNote Warrants

At March 31, 2024, 118,700 warrants (previously issued by Old FiscalNote to lenders prior to the Senior Term Loan) with an exercise price of $8.56, remain outstanding. These warrants are accounted for as a liability with a fair value of $0 at March 31, 2024, and are included as part of the other non-current liabilities within the condensed consolidated balance sheets.

Warrants associated with Amendment No. 1

On March 17, 2023, in connection with Amendment No. 1 discussed above, the Company issued 80,000 warrants with an exercise price of $0.01. These warrants are accounted for as a liability with a fair value of $106 at March 31, 2024, and are included as part of the other non-current liabilities within the condensed consolidated balance sheets.

Note 9. Stockholders’ Equity

Authorized Capital Stock

The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of March 31, 2024, the Company had 122,749,497 shares of Class A common stock issued and outstanding.

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

As of March 31, 2024, the Company had 8,290,921 shares of Class B common stock issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of March 31, 2024, there were no shares of preferred stock issued and outstanding.

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

Note 10. Earnout Shares and RSUs

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

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. Upon Closing, the Company recognized $17,712 of share-based compensation expense for vested Earnout Awards. The Company recognized $131 and $1,124 of share-based compensation expense during the three months ended March 31, 2024 and March 31, 2023, respectively. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares will be accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive income (loss). The liability of $68 was recorded in other non-current liabilities on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, there was $546 of unrecognized compensation expense related to the Earnout Awards to be recognized over a weighted-average period of approximately one and a half years. As of March 31, 2024, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

Note 11. Warrant Liabilities

Upon the Closing of the Business Combination, the Company assumed 8,750,000 public warrants and 7,000,000 private placement warrants that were previously issued by Old DSAC. Each public warrant and private placement warrant is exercisable for 1.571428 shares of New FiscalNote Class A common stock (or an aggregate of up to 24,750,000 shares of New FiscalNote Class A common stock).

During the three months ended March 31, 2024, no public warrants were exercised into shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of March 31, 2024, the Company had 8,358,964 public warrants and 7,000,000 private placement warrants outstanding with a per share fair value of $0.44. These warrants are accounted for as a liability and have a fair value of $3,840 at March 31, 2024.

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

Note 12. Stock-Based Compensation

2022 Long-Term Incentive Plan

In connection with the Business Combination, the Company's board of directors adopted, and its stockholders approved, the 2022 Long-Term Incentive Plan (the “2022 Plan”) under which 20,285,600 shares of Class A common stock were initially reserved for issuance. The 2022 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, other stock-based awards and cash-based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2022 Plan increases on the first day of each calendar year, starting on January 1, 2023 and continuing through and including January 1, 2027, by the lesser of (a) 13,523,734, (b) three percent (3%) of the total number of shares of Class A Common Stock outstanding on December 31st of the immediately preceding fiscal year or (c) a lesser number determined by the Company’s board of directors prior to January 1 of a given year. In accordance with this provision, on each of January 1, 2023 and January 1, 2024, the number of shares authorized for issuance under the 2022 Plan increased by 3,693,767 and 3,650,394, respectively.

During the three months ended March 31, 2024, the Company issued 1,271,410 stock options and 239,663 restricted stock units. At March 31, 2024, 7,868,951 stock options, 2,601,649 performance stock options, 5,499,350 restricted stock units, and 75,000 performance based restricted stock units remain outstanding. As of March 31, 2024, the Company had 4,219,656 shares of Class A common stock available for issuance under the 2022 Plan.

The Company recognized $5,776 and $6,404 of stock-based compensation expense for all long term incentive plans in effect during the three months ended March 31, 2024 and 2023, respectively. The Company recognized $169 of stock-based compensation expense related to acquisition earnouts during the three ended March 31, 2024 and 2023, respectively.

2022 Employee Stock Purchase Plan

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering period or on the last day of the six-month offering period. The plan is defined as compensatory, and accordingly, a stock-based compensation charge of $99 and $102 was recorded as the difference between the fair market value and the discounted purchase price of the Company's common stock for the three months ended March 31, 2024 and 2023, respectively. The number of shares of Common Stock reserved for issuance under the ESPP will automatically increase on January 1st each year, starting on January 1, 2023 and continuing through and including January 1, 2027, by the lesser of (a) 3,267,760, (b) one percent (1%) of the total number of shares of all classes of Common Stock outstanding on December 31st of the preceding fiscal year, or (c) a lesser number determined by the Board prior to January 1 of a given year. Pursuant to this provision, on each of January 1, 2023 and January 1, 2024, the number of shares authorized for issuance under the ESPP increased by 1,231,255 and 1,299,707, respectively. During the three months ended March 31, 2024, 202,327 shares have been issued under the ESPP and the Company had 5,493,588 shares of Class A common stock available for issuance under the ESPP.

Withholding Taxes on Equity Awards

In connection with the settlement of equity awards, the Company records a non-cash liability and corresponding APIC adjustment for the withholding taxes on net share settlement of stock-based compensation and option exercises until such time as those taxes have been remitted to the respective taxing authorities.

Note 13. Transaction (Gains) Costs, net

The Company incurred the following transaction costs related to businesses acquired and the consummation of the Business Combination during the periods presented:

	Three Months Ended March 31,
	2024	2023
Transaction costs related to acquired businesses	$-	$1,222
Non-capitalizable Business Combination costs	-	184
Change in contingent consideration liabilities	(4)	(156)
Contingent compensation expense	-	158
Total transaction (gains) costs, net	$(4)	$1,408

Note 14. Earnings (Loss) Per Share

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

The following is a calculation of the basic and diluted earnings per share for the Company's common stock, including a reconciliation between net income attributable to common stockholders used for Basic EPS and Diluted EPS for the three months ended March 31, 2024 and 2023:

(in thousands, except per share data)	Three Months Ended March 31,
	2024	2023
Basic Earnings Per Share
Numerator:
Net income (loss) attributable to common stockholders	$50,599	$(19,273)
Denominator:
Weighted average common stock outstanding used in basic EPS computations	130,712,032	133,082,639
Basic Earnings Per Share	$0.39	$(0.14)

Diluted Earnings Per Share
Numerator:
Net income (loss) attributable to common stockholders	$50,599	$(19,273)
If-converted impact on net income (loss) attributable to common stockholders	3,673	-
Net income (loss) attributable to common stockholders for diluted EPS	$54,272	$(19,273)
Denominator:
Weighted average common stock outstanding used in basic EPS computations	130,712,032	133,082,639
Weighted average effect of dilutive securities	15,315,053	-
Weighted average common stock outstanding used in diluted EPS computations	146,027,085	133,082,639
Diluted Earnings Per Share	$0.37	$(0.14)

Since the Company was in a net loss position during the three months ended March 31, 2023, basic net loss per share attributable to common stockholders is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

 Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
Anti-dilutive securities excluded from diluted loss per share:	2024	2023
Anti-dilutive Earnout Awards	19,195,100	19,195,100
Anti-dilutive stock options	-	2,033,574
Anti-dilutive Convertible Notes	-	2,075,225
Anti-dilutive contingently issuable shares	-	1,339,924
Anti-dilutive restricted stock units	5,569,966	7,022,744
Anti-dilutive Aicel Convertible Notes	-	112,899
Total anti-dilutive securities excluded from diluted loss per share	24,765,066	31,779,466

Note 15. Provision (Benefit) from Income Taxes

Effective Tax Rate

The Company computes its quarterly and year-to-date provisions for income taxes by applying the estimated effective tax rates to the quarterly and year-to-date pre-tax income or losses and adjusting the provisions for discrete tax items recorded in the periods. For the three months ended March 31, 2024 the Company reported tax expense of $1,426 on pre-tax income of $52,025, which resulted in an effective tax rate of 2.74 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to the impact of a valuation allowance on the Company’s deferred tax assets. During the three months ended March 31, 2024, the Company recorded a discrete tax charge for the impact of the sale of Board.org of $1,729.

For the three months ended March 31, 2023, the Company reported tax expense of $30 on a pre-tax loss of $19,243, which resulted in an effective tax rate of (0.16) percent. The Company's effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to the impact of a valuation allowance on the Company’s deferred tax assets. During the three months ended March 31, 2023, the Company had discrete items relating to goodwill impairment, unrecognized tax benefits and the tax impact of interest expense on unrecognized tax benefits.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. For the three months ended March 31, 2024, the Company reported an uncertain tax position totaling $639 relating to a state tax filing position. The Company has the following activities relating to unrecognized tax benefits for the periods presented:

Beginning balances at December 31, 2023 and 2022	$639	$639
Lapses in statutes of limitations	-	-
Ending balances at March 31, 2024 and 2023	$639	$639

Note 16. Fair Value Measurements and Disclosures

The carrying value of cash and cash equivalents (including investments with an original maturity of three months or less at the date of purchase), restricted cash, accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments.

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2024 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,157	$-	$-	$3,157
Short-term investments	-	7,134	-	7,134
Liabilities:
Public warrants	$2,090	$-	$-	$2,090
Private placement warrants	-	1,750	-	1,750
Contingent liabilities from acquisitions	-	-	113	113
New GPO Note	-	-	33,252	33,252
Dragonfly Seller Convertible Notes	-	-	7,857	7,857
Era Convertible Note	-	-	8,461	8,461

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,044	$-	$-	$3,044
Short-term investments	-	7,134	-	7,134
Liabilities:
Public warrants	$2,591	$-	$-	$2,591
Private placement warrants	-	2,170	-	2,170
Contingent liabilities from acquisitions	-	-	130	130
Liability classified warrants (a)	-	-	23	23
New GPO Note	-	-	36,954	36,954
Dragonfly Seller Convertible Notes	-	-	9,002	9,002
Era Convertible Note	-	-	5,977	5,977
(a) - Included in other non-current liabilities on the condensed consolidated balance sheets

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	Contingent Liabilities from Acquisitions	Liability Classified Warrants	New GPO Note	Dragonfly Seller Convertible Notes	Era Convertible Note
Balance at December 31, 2023	$130	$23	$36,954	$9,002	$5,977
Fair value at issuance date	-	-	-	-	801
Change in fair value included in the determination of net (income) loss(a)	(3)	(23)	(180)	(47)	1,683
Change in fair value included in accumulated other comprehensive income	-	-	(4,443)	(1,264)	-
Cash contingent consideration earned and subsequently settled	(14)	-	-	-	-
Paid in kind interest	-	-	921	241	-
Foreign exchange	-	-	-	(75)	-
Balance at March 31, 2024	$113	$-	$33,252	$7,857	$8,461
(a)
The change in contingent liabilities from acquisitions is recorded as transaction costs on the condensed consolidated statements of operations and comprehensive income (loss).

Short-Term Investments

The fair value of the short-term investments is based on the quoted market price of the securities on the valuation date. As of March 31, 2024, the estimated fair value of the short-term investments was $7,134. The Company recognized a non-cash loss of $49 for the three months ended March 31, 2024 resulting from the change in fair value of the short-term investments. The change in fair value is recorded in the condensed consolidated statements of operations and comprehensive income (loss).

Public Warrants

The fair value of the public warrants is based on the quoted market price of such warrants on the valuation date. As of March 31, 2024 and December 31, 2023, the estimated fair value of the public warrants was $2,090 and $2,591, respectively. The Company recognized a non-cash gain of $501 and $7,607 during the three months ended March 31, 2024 and 2023, respectively, resulting from the change in fair value of the public warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

Private Placement Warrants

As of March 31, 2024 and December 31, 2023, the estimated fair value of the private warrants was $1,750 and $2,170, respectively. The Company recognized a non-cash gain of $420 and $6,370 during the three months ended March 31, 2024 and March 31, 2023, respectively, resulting from the change in fair value of the private warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

New GPO Note

The New GPO Note was recognized as a liability in connection with the settlement of litigation on June 30, 2023 at its estimated fair value of $36,583. As of March 31, 2024 and December 31, 2023, the estimated fair value of the New GPO Note was $33,252 and $36,954, respectively. The unrealized change in the fair value of the New GPO Note of $4,443 is recorded in accumulated other comprehensive income for the period ended March 31, 2024 and the non-cash gain of $180 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2024. The estimated fair value of the New GPO Note was determined based on a trinomial lattice model. The following table presents the assumptions used to determine the fair value of the New GPO Note at March 31, 2024 and at December 31, 2023:

	March 31, 2024	December 31, 2023
Common stock share price	$1.33	$1.14
Risk free rate	4.3%	3.9%
Yield	18.5%	14.5%
Expected volatility	50.0%	50.0%
Expected term (years)	4.3	4.5

Dragonfly Seller Convertible Notes

The Dragonfly Seller Convertible Notes were recognized as a liability in connection with the acquisition on January 27, 2023 at a fair value of $8,635. As of March 31, 2024 and December 31, 2023, the estimated fair value of the Dragonfly Seller Convertible Notes were $7,857 and $9,002, respectively. The unrealized change in the fair value of the Dragonfly Seller Convertible Note of $1,264 is recorded in accumulated other comprehensive income for the period ended March 31, 2024, a non-cash gain of $47 is recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2024 and a non-cash gain of $573 is recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2023, respectively. The following table presents the assumptions used to determine the fair value of the Dragonfly Seller Convertible Notes at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Common stock share price	$1.33	$1.14
Risk free rate	4.3%	3.9%
Yield	20.0%	15.5%
Expected volatility	50.0%	50.0%
Expected term (years)	3.8	4.1

As of March 31, 2024, the difference between the aggregate fair value and the unpaid principal balance of the Dragonfly Seller Convertible Notes is $4,490.

Era Convertible Note

The Era Convertible Note was recognized as a liability associated with the Company’s strategic commercial partnership on December 8, 2023 at a fair value of $5,500. During the first quarter of 2024, the Company issued $801 of new debt related to the new Era Convertible Note. At March 31, 2024 and December 31, 2023 the fair value of the Era Convertible Note was $8,461 and $5,977, respectively. The non-cash loss of $1,684 is recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2024. The following table presents the assumptions used to determine the fair value of the Era Convertible Note at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Common stock share price	$1.33	$1.14
Risk free rate	4.8%	4.17%
Yield	156.1%	153.24%
Expected volatility	51.0%	63.00%
Expected term (years)	3.7	3.9

Contingent Liabilities from acquisitions

The contingent liabilities from acquisitions are classified as Level 3 in the fair value hierarchy. At March 31, 2024 and December 31, 2023, the contingent consideration and compensation relates to the following acquisitions:

	March 31, 2024	December 31, 2023
Curate	$-	$4
Equilibrium	113	112
DT Global	-	14
Total contingent liabilities from acquisitions	$113	$130

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

Liability classified warrants

The Last Out Lender Warrants are classified as Level 3 in the fair value hierarchy. The fair value of the Last Out Lender Warrants is calculated using the Black-Scholes calculation with the following inputs:

March 31, 2024
Common stock fair value	$1.33
Time to maturity (years)	1.3
Risk free rate	4.88%
Volatility	52%
Exercise price	$8.56

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. The Company has recognized an impairment of goodwill as disclosed in Note 7, "Goodwill" during the three months ended March 31, 2023. The Company has not identified any additional impairments to be recorded during both the three months ended March 31, 2024 and 2023.

There were no other transfers of assets or liabilities between levels during both the three months ended March 31, 2024 and 2023.

Changes to fair value are recognized as income or expense in the condensed consolidated statements of operations and comprehensive income (loss).

Note 17. Commitments and Contingencies

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

Note 18. Subsequent Events

The Company has evaluated subsequent events through May 10, 2024, the date that the financial statements were available to be issued.

Era Convertible Note

On April 11, 2024, the “Company entered into a letter agreement (the “Letter Agreement”) with Era modifying certain provisions of the Era Convertible Notes and the Co-Pilot Agreement. The Letter Agreement permitted and required the Company to convert approximately

$1.6 million in aggregate principal amount of the Era Convertible Notes (the “Early Converted Notes”) into a portion of the Underlying Shares. Pursuant to the Letter Agreement, the Company was also required to issue to Era the Partnership Shares. Pursuant to the Letter Agreement, Era has the right to convert the aggregate principal amount of the remaining Era Convertible Notes (the “Remaining Notes”), but only on or after June 30, 2024, if such conversion right is not cancelled by the terms of the Letter Agreement. In addition, the Letter Agreement terminates the Company’s obligation to issue the Additional Shares under the circumstances specified therein. On April 11, 2024 and pursuant to the Letter Agreement, the Company issued the Investor an aggregate of 3,003,268 shares of Common Stock to satisfy its obligations with respect to the Partnership Shares and a portion of the Underlying Shares.

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

Business Combination

On July 29, 2022, the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of November 7, 2021, and as amended on May 9, 2022, (the “Merger Agreement”), by and among FiscalNote Holdings, Inc., a Delaware corporation (“Old FiscalNote”), Duddell Street Acquisition Corp., a Cayman Islands exempted company (“DSAC”), and Grassroots Merger Sub, Inc., a Delaware Corporation and a wholly owned direct subsidiary of DSAC (“Merger Sub” and, together with DSAC, the “DSAC Parties”). Pursuant to these transactions, Merger Sub merged with and into Old FiscalNote, with Old FiscalNote becoming a wholly owned subsidiary of DSAC (the “Business Combination” and, collectively with the other transactions described in the Business Combination Agreement, the “Transactions”). In connection with the closing of the Transactions, DSAC domesticated and continued as a Delaware corporation under the name of “FiscalNote Holdings, Inc.” (“New FiscalNote”). Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “FiscalNote,” “we,” “us,” or “our” refer to the business of Old FiscalNote, which became the business of New FiscalNote and its subsidiaries following the closing on July 29, 2022. Subsequent to the closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE WS,” respectively. The Company accounted for the Business Combination as a reverse recapitalization whereby Old FiscalNote was determined as the accounting acquirer and DSAC as the accounting acquiree. Accordingly, the Business Combination was treated as the equivalent of Old FiscalNote issuing stock for the net assets of DSAC, accompanied by a recapitalization. The net assets of DSAC are stated at historical cost, with no goodwill or other intangible assets recorded.

Factors Impacting the Comparability of Our Operating Results

Acquisitions / Disposals

On March 11, 2024, we completed the sale of Board.org for a total value of up to $103.0 million, consisting of $95.0 million in cash at closing and a potential earnout opportunity of up to $8.0 million. The Company recorded a gain on sale of business of $71.6 million during the three months ended March 31, 2024.

On January 27, 2023, we completed the acquisition of Dragonfly for up to $25.2 million (the "2023 Acquisition"), which included a combination of cash, stock, convertible notes and contingent payments.

As a result of our acquisitions, respectively, we have, and will continue to incur, significant non-cash amortization expense related to the amortization of purchased intangibles, which have reduced our operating income by approximately $1.0 million and $1.2 million during the three months ended March 31, 2024 and 2023, respectively.

Product rationalization

From time to time, management reviews the Company’s existing products and services based on their financial profile and other strategic factors. In connection with such reviews, management decided to cease actively selling and therefore sunset certain non-core products, representing, in aggregate:

•
subscription revenue of approximately $0.2 million and $0.3 million during the three months ended March 31, 2024 and 2023; and

•
Non-subscription advisory revenue of approximately $0.1 million and $0.8 million during the three months ended March 31, 2024 and 2023.

On March 11, 2024, we sold Board.org. Board.org’s contributions to FiscalNote through March 11, 2024 were as follows:

•
Subscription revenue of approximately $2.8 million and $3.0 million during the three months ended March 31, 2024 and 2023;
•
Run-rate revenue of approximately $15.2 million at December 31, 2023 and $12.7 million at March 31, 2023; and
•
Annual Recurring Revenue ("ARR") of approximately $14.7 million at December 31, 2023 and $12.7 million at March 31, 2023.

At the end of the first quarter of 2023 the Company had approximately 825 employees. In conjunction with the Company's product rationalization, business simplification, and cost takeout actions, the Company's full-time equivalent headcount reduced by approximately 150 from the end of the first quarter of 2023 through December 31, 2023. As a result, the Company has seen a reduction in overall costs across all operating expenses. We continue to invest for future growth. We are focused on several key growth levers, including cross-selling and upselling opportunities at existing clients, expanding our client base with a focus on enterprise and government customers, expansion into adjacent markets and deepening our offerings for regulated industries or sectors, and continuing to execute on our acquisition strategy. Several of these growth drivers require investment in and refinement of our go-to-market approach and, as a result, we may continue to incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses specific to subscription revenue.

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

Our ARR at March 31, 2024 and December 31, 2023, was $109.6 million and $126.1 million, respectively. Excluding Board.org, our ARR at December 31, 2023 and March 31, 2023 was $111.4 and $106.2, respectively.

Run-Rate Revenue

Management also monitors Run-Rate Revenue, which we define as ARR plus non-subscription revenue earned during the last twelve months. We believe Run-Rate Revenue is an indicator of our total revenue growth, incorporating the non-subscription revenue that we believe is a meaningful contribution to our business as a whole. Although our non-subscription business is non-recurring, we regularly sell different advisory services to repeat customers. The amount of actual subscription and non-subscription revenue that we recognize over any 12-month period is likely to differ from Run-Rate Revenue at the beginning of that period, sometimes significantly. Our Run-Rate Revenue at March 31, 2024 and December 31, 2023, was $122.0 million and $139.7 million, respectively. Excluding Board.org, our Run-Rate Revenue at December 31, 2023 and March 31, 2023 was $124.5 and $120.9 million, respectively.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. We calculate NRR at our parent account level. Customers from acquisitions are not included in NRR until they have been part of our condensed consolidated results for 12 months. Accordingly, the 2022 and 2023 Acquisitions are not included in our NRR for the three months ended March 31, 2023. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, the timing of renewals, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. NRR was 96% for the three months ended March 31, 2024 and 2023, respectively.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define Adjusted Gross Profit as Total Revenue minus cost of revenues, before amortization of intangible assets that are included in costs of revenues. We define Adjusted Gross Profit Margin as Adjusted Gross Profit divided by Total Revenues.

We use Adjusted Gross Profit and Adjusted Gross Profit Margin to understand and evaluate our core operating performance and trends. We believe these metrics are useful measures to us and to our investors to assist in evaluating our core operating performance because they provide consistency and direct comparability with our past financial performance and between fiscal periods, as the metrics eliminate the non-cash effects of amortization of intangible assets that may fluctuate for reasons unrelated to overall operating performance.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA reflects further adjustments to EBITDA to exclude certain non-cash items and other items that management believes are not indicative of ongoing operations. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by Total Revenue.

We disclose EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin in this Quarterly Report on Form 10-Q because these non-GAAP measures are key measures used by management to evaluate our business, measure our operating performance and make strategic decisions. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors and others in understanding and evaluating our operating results in the same manner as management. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for net income (loss), net income (loss) before income taxes, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze our business would material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may otherwise find significant. In addition, although other companies in our industry may report measures titled EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate non-GAAP financial measures, which reduces their comparability. Because of these limitations, you should consider EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin alongside other financial performance measures, including net income and our other financial results presented in accordance with GAAP.

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues accounted for approximately 92% and 90% of our total revenues for the three months ended March 31, 2024 and 2023.

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

Books revenue is recognized when the product is shipped to the customer, which is when control of the product transfers to the customer. Shipping and handling costs are treated as a fulfillment activity and are expensed as incurred.

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

The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the condensed consolidated statements of operations and comprehensive income (loss) in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts that are expected to be realized based on the weighting of positive and negative evidence.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements. The following discussion should be read in conjunction with those condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the Consolidated Results for the Three Months Ended March 31, 2024 and March 31, 2023

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
Revenues:
Subscription	$29,626	$28,467	$1,159	4.1%
Advisory, advertising, and other	2,486	3,062	(576)	(18.8)%
Total revenues	32,112	31,529	583	1.8%

Operating expenses:
Cost of revenues	7,244	8,937	(1,693)	(18.9)%
Research and development	3,480	5,120	(1,640)	(32.0)%
Sales and marketing	9,415	12,298	(2,883)	(23.4)%
Editorial	4,660	4,265	395	9.3%
General and administrative	16,076	18,221	(2,145)	(11.8)%
Amortization of intangible assets	2,685	2,814	(129)	(4.6)%
Impairment of goodwill	-	5,837	(5,837)	0%
Transaction (gains) costs, net	(4)	1,408	(1,412)	(100.3)%
Total operating expenses	43,556	58,900	(15,344)	(26.1)%
Operating loss	(11,444)	(27,371)	15,927	(58.2)%

Gain on sale of business	(71,599)	-	(71,599)	100.0%
Interest expense, net	7,362	6,681	681	10.2%
Change in fair value of financial instruments	527	(14,680)	15,207	(103.6)%
Other expense (income), net	241	(129)	370	NM
Net income (loss) before income taxes	52,025	(19,243)	71,268	NM
Provision from income taxes	1,426	30	1,396	NM
Net income (loss)	$50,599	$(19,273)	$69,872	NM

Revenue:

Subscription revenue

Subscription revenue of $29.6 million for the three months ended March 31, 2024 increased $1.2 million, or 4%, from $28.5 million for the three months ended March 31, 2023.

The comparability of our revenues between periods was impacted by the Acquisitions described under “Factors Impacting the Comparability of Our Results of Operations” above. The table below presents the primary items that impacted the comparability of our subscription revenues between periods.

	Change for the Three Months Ended
	March 31, 2024 vs March 31, 2023
(In thousands)	$	%
Revenue change driver:
Decrease from sale of business	(155)	(5)%
Increase from 2023 Acquisitions	790	69%
Decrease from discontinued products	(127)	(43)%
Increase from organic business	652	3%
Revenues, net (total change)	$1,160	4%

The increase in subscription revenue is largely due to having a full quarter of subscription revenue from the Dragonfly acquisition while the first quarter of 2023 only includes Dragonfly subscription revenue from January 27, 2023 (the acquisition date) to March 31, 2023. This is partially offset by the reduction in revenue in the first quarter 2024 from the sale of Board.org on March 11, 2024.

Advisory, advertising, and other revenue

Advisory, advertising, and other revenue was $2.5 million for the three months ended March 31, 2024, as compared to $3.1 million for the three months ended March 31, 2023. The decrease of $0.6 million, or 19%, was primarily due to timing of revenue recognition for certain contracts combined with movement away from certain product lines.

Revenue by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
North America	$25,997	$26,152	$(155)	(0.6)%
Europe	5,269	4,100	1,169	28.5%
Australia	303	289	14	4.8%
Asia	543	988	(445)	(45.0)%
Total revenues	$32,112	$31,529	$583	1.8%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North America revenues decreased primarily for the reasons stated above. Revenues outside of North America increased primarily due to our acquisitions of Dragonfly (included in Europe).

Cost of revenues

Cost of revenues was $7.2 million for the three months ended March 31, 2024, as compared to $8.9 million for the three months ended March 31, 2023. The decrease of $1.7 million, or 19%, was primarily attributable to a decrease of $0.8 million from sunset products, and $0.7 million decrease from workforce planning actions made primarily throughout the second half of 2023.

Research and development

Research and development expense was $3.5 million for the three months ended March 31, 2024 as compared to $5.1 million for the three months ended March 31, 2023. The decrease of $1.6 million, or 32%, was primarily attributable to workforce planning actions made throughout the second half of 2023.

Sales and marketing

Sales and marketing expense was $9.4 million for the three months ended March 31, 2024 as compared to $12.3 million for the three months ended March 31, 2023. The decrease of $2.9 million, or 23%, was primarily attributable to a decrease in $0.5 million from sunset products, and the remainder primarily attributable to workforce planning actions made throughout the second half of 2023.

Editorial expense

Editorial expense was relatively flat at $4.7 million for the three months ended March 31, 2024 as compared to $4.3 million for the three months ended March 31, 2023.

General and administrative

General and administrative expense was $16.1 million for the three months ended March 31, 2024 as compared to $18.2 million for the three months ended March 31, 2023. The decrease of $2.1 million, or 12%, was primarily attributable to a decrease of $0.5 million from sunset products, $0.5 million reduction in public company insurance costs, with the remainder primarily attributable to workforce planning actions made throughout the second half of 2023.

Impairment of goodwill

Impairment of goodwill was $5.8 million recognized during the first quarter of 2023 related to the impairment of goodwill in the ESG reporting unit.

Amortization of intangibles

Amortization of intangibles was $2.7 million for the three months ended March 31, 2024 as compared to $2.8 million for the three months ended March 31, 2023.

Transaction (gains) costs, net

Transaction gains were $0.0 million for the three months ended March 31, 2024, as compared to transaction costs of $1.4 million for the three months ended March 31, 2023. The change of $1.4 million relates to a decrease of $1.2 million in non-capitalized costs related to business acquisitions primarily related to the acquisition of Dragonfly combined and $0.2 million from non-capitalizable business combination costs.

Interest expense, net

Interest expense was $7.4 million for the three months ended March 31, 2024 as compared to $6.7 million for the three months ended March 31, 2023. The increase in interest expense of $0.7 million was primarily attributable to the new GPO note partially offset by interest income attributable to our investments.

Change in fair value of financial instruments

Change in fair value of financial instruments was a $0.5 million loss for the three months ended March 31, 2024 as compared to a $14.7 million gain for the three months ended March 31, 2023. The change in financial instruments of $15.2 million is primarily related to $13.2 million of less gain resulting of the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination combined with the changes of $2.0 million in the Dragonfly Seller Convertible Notes, New GPO Note, and the Era Convertible Notes.

Income tax provision (benefit)

Income tax provision was $1.4 million for the three months ended March 31, 2024 as compared to an income tax provision of less than $0.1 million for the three months ended March 31, 2023. The change of $1.4 million in income tax was primarily driven by the discrete tax charge of $1.7 million for the impact of the sale of Board.org.

Certain Non-GAAP Measures

We present certain non-GAAP financial measures including Adjusted Gross Profit, Adjusted Gross Profit Margin and Adjusted EBITDA. Our management team assesses our performance based on these non-GAAP measures because it believes they reflect the underlying trends and indicators of our business and serve as meaningful indicators of our continuous operational performance. We believe these measures are useful for investors for the same reasons. Investors should be aware that these measures are not a substitute for GAAP financial measures or disclosures. Where applicable, we provide reconciliations of these non-GAAP measures to the corresponding most closely related GAAP measure.

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Total revenues	$32,112	$31,529
Costs of revenue	(7,244)	(8,937)
Amortization of intangible assets	2,428	2,597
Adjusted Gross Profit	$27,296	$25,189
Adjusted Gross Profit Margin	85%	80%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net loss	$50,599	$(19,273)
Provision from income taxes	1,426	30
Depreciation and amortization	5,417	5,747
Interest expense, net	7,362	6,681
EBITDA	64,804	(6,815)
Gain on sale of business (a)	(71,599)	-
Stock-based compensation	6,175	6,506
Change in fair value of financial instruments (b)	527	(14,680)
Other non-cash charges (c)	45	5,873
Acquisition and disposal related costs (d)	704	1,222
Employee severance costs (e)	107	369
Non-capitalizable debt raising costs	254	206
Business Combination with DSAC (f)	-	184
Loss contingency (g)	-	168
Costs incurred related to the Special Committee (h)	200	-
Adjusted EBITDA	$1,217	$(6,967)
Adjusted EBITDA Margin	3.8%	(22.1)%
(a)
Reflects the gain on disposal from the sale of Board.org on March 11, 2024.
(b)
Reflects the non-cash impact from the mark to market adjustments on our financial instruments.
(c)
Reflects the non-cash impact of the following: (i) charge of $49 in the first quarter of 2024 related to the unrealized loss on investments; (ii) gain of $4 in the first quarter of 2024 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021, 2022, and 2023 Acquisitions (iii) impairment of goodwill of $5,837 in the first quarter of 2023, (iv) loss from equity method investment of $34 in the first quarter of 2023; and (v) charge of $2 in the first quarter of 2023 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021, 2022, and 2023 Acquisitions.
(d)
In 2024 reflects the costs incurred related to the sale of Board.org, principally consisting of accounting, tax, and legal fees. In 2023 reflects the costs incurred to identify, consider, and complete business combination transactions consisting of advisory, legal, and other professional and consulting costs.
(e)
Severance costs associated with workforce changes related to business realignment actions.

(f)
Includes non-capitalizable transaction costs incurred within one year of the Business Combination with DSAC.
(g)
Reflects accounting and legal costs incurred associated with the settlement with GPO FN Noteholder LLC totaling $168 in the first quarter of 2023.
(h)
Reflects costs incurred related to the Special Committee.

Liquidity and Capital Resources

Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company funded operations through raising equity and debt. At March 31, 2024, the Company’s cash, cash equivalents, restricted cash, and short-term investments was $44.5 million compared to $24.4 million at December 31, 2023.

The Company had a negative working capital balance of $38.5 million (excluding cash and short-term investments) at March 31, 2024 and had an accumulated deficit of $765.8 million and $816.4 million as of March 31, 2024 and December 31, 2023, respectively, and has incurred net losses of $21.0 million (excluding the gain on sale from business) and $19.3 million for the three months ended March 31, 2024 and 2023, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development.

While the Company’s future projections indicate that the Company will have sufficient liquidity to meet its obligations in the normal course of business within one year from the date of this filing, our ability to maintain our minimum cash requirement, fund our future cash interest requirements under our senior term loan and fund our operating expenses and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. The Company has implemented various cost saving measures throughout 2023 and into 2024 and is actively seeking additional sources of capital. Volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, convertible debt, and preferred share issuances. Our principal debt plus paid-in kind interest outstanding as of March 31, 2024 and December 31, 2023 consisted of the following (excluding any fair value adjustments and debt discounts, as applicable):

(In thousands)	March 31, 2024	December 31, 2023
Senior Term Loan	$92,891	$158,228
New GPO Note	49,496	48,575
Convertible Notes	14,557	14,052
Dragonfly Seller Convertible Notes	12,360	12,223
Era Convertible Note	6,301	5,500
Aicel Convertible Note	1,114	1,156
PPP Loan	117	144
Total Principal plus PIK Outstanding	$176,836	$239,878

Senior Term Loan

In connection with the closing of the business combination with DSAC, FiscalNote entered into a $150.0 million senior credit agreement (the “Credit Agreement”) with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC (together the “Senior Lenders”). The Credit Agreement also provides for an uncommitted incremental loan facility totaling $100.0 million available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “Incremental Term Facility”) (collectively the “Senior Credit Facility”). The annual interest of the Senior Term Loan consists of two components: a cash interest component of (a) the greater of (i) Prime Rate plus 5.0% per annum and (ii) 9.0% payable monthly, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. The Senior Credit Facility will mature on July 29, 2027. Pursuant to Amendment No. 4, beginning on August 15, 2026, the Senior Term Loan must be repaid in even amounts on a monthly basis over the remaining 12 months, with the final balance due on July 15, 2027. Borrowings under our Senior Credit Facility are collateralized by substantially all assets of the borrowers and guarantors party thereto.

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

On August 3, 2023, the Company entered into Amendment No. 3 ("Amendment No. 3") to the Credit Agreement dated July 29, 2022. Among other things, Amendment No. 3 provides for: (a) the extension of the July 2023 Deferred Fee from July 29, 2023 to July 29, 2024, (b) the increase of the July 2023 Deferred Fee from $1,734 to $2,034, and (c) the revision to the minimum ARR and adjusted EBITDA covenants (as both are defined in the Credit Agreement).

In connection with the completion of the sale of Board.org on March 11, 2024, the Company also entered into Amendment No. 4 to the Credit Agreement (the “Amendment No. 4”), pursuant to which, among other things, the lenders consented to the release the liens on Board.org’s assets and permitted the consummation of the sale in exchange for the permanent retirement of $65.7 million of term loans under the Credit Agreement. The Company also made a payment of $1.3 million and $5.8 million of related prepayment and exit fees, respectively. Amendment No. 4 also requires that upon receipt of any earn-out payment pursuant to the equity purchase agreement underlying the sale of Board.org, the Company will prepay outstanding obligations under the Credit Agreement in an amount equal to 70% of the net proceeds received from such earn-out payment, together with a prepayment fee and an exit fee, equal to 5.75% of the amount of such prepayment.

In addition, Amendment No. 4 extended the commencement of amortization payments under the Credit Agreement from August 15, 2025 to August 15, 2026, with such payments to fully amortize the term loans by the maturity date of July 15, 2027. Amendment No. 4 also increased the Company’s minimum liquidity covenant to $22.5 million and modified the Company’s minimum ARR and adjusted EBITDA in order to appropriately reflect the sale of Board.org and the absence of its future contributions to the Company’s overall financial performance and position.

During the three months ended March 31, 2024 and 2023, we made cash interest payments totaling $5.3 million and $4.7 million related to the Senior Term Loan.

The Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were four financial covenants in place at March 31, 2024: a minimum cash balance requirement, minimum ARR requirement, an adjusted EBITDA requirement (as defined in the Credit Agreement, as amended) and a capital expenditure limitation. At March 31, 2024, the Company was in compliance with all of the covenants. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

See Note 8 “Debt” to the condensed consolidated financial statements included elsewhere herein.

New GPO Note

On June 30, 2023 (the “Subscription Date”), the Company entered into an Exchange and Settlement Agreement (the “Exchange and Settlement Agreement”) with GPO FN Noteholder LLC (the “Investor”) pursuant to which (i) the Investor returned 5,881,723 shares of Class A Common Stock held by the Investor to the Company for cancellation, (ii) the Company issued to the Investor a subordinated convertible promissory note in an initial principal amount of $46.8 million (the “New GPO Note”), and (iii) the parties agreed to a mutual settlement and release of all claims (including, but not limited to, any claims by the Investor for additional shares or money damages resulting from the entry into the Merger Agreement, relating to or arising from the conversion of the Amended and Restated Senior Secured Subordinated Promissory Note, dated December 29, 2020, previously issued by a subsidiary of the pre-business combination FiscalNote Holdings, Inc. to the Investor. The exchange and settlement are non-cash exchanges in the condensed consolidated statement of cash flows. The before mentioned transactions closed on July 3, 2023.

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

The New GPO Note is subordinate to the Company’s obligations under its New Senior Term Loan which limits certain actions that the Company and the Investor may take under the New GPO Note. At any time prior to the July 3, 2028, the Investor is entitled to convert all or any portion of the principal amount of the New GPO Note and accrued interest thereon into shares of Class A Common Stock at $8.28 per share (adjusted to $6.89 on April 11, 2024 pursuant to the terms of the New GPO Note as a result of the issuance of the Additional Fee Shares to Era as described in Note 18, "Subsequent Events"). The New GPO Note is subject to customary anti-dilution adjustments for stock splits and similar transactions and, subject to standard exceptions, weighted average anti-dilution protection. The principal amount, together with accrued interest thereon, of the New GPO Note is redeemable by the Company in whole or in part based on certain conditions as defined in the New GPO Note.

The Company elected to account for the New GPO Note using the fair value option. The New GPO Note was recorded at its June 30, 2023 acquisition date fair value of $36.6 million. The Company initially recorded a loss contingency of $11.7 million in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the New GPO Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and New GPO Note, the Company recorded an additional loss on settlement with GPO of $3.5 million in the condensed consolidated statement of operations for the year ended December 31, 2023.

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

Era Convertible Note

On December 8, 2023 and January 5, 2024, we issued convertible notes in connection with the Company's strategic commercial partnership with Era. The Era Convertible Notes are contractually subordinated to the Company's obligations under its senior secured indebtedness, has cash interest at a rate equal to the applicable federal rate published by the Internal Revenue Service beginning on the six-month anniversary of the issuance date, and matures in December 2027. The Company elected to account for the Era Convertible Note using the fair value option.

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

Capital expenditures

Capital expenditures primarily consist of purchases of capitalized software costs and property and equipment. Our capital expenditures program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment to grow our business. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. Our total capital expenditures were $1.6 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$2,741	$(12,826)
Investing activities	$89,192	$(6,879)
Financing activities	$(71,798)	$6,237
Effect of exchange rates on cash	$(119)	$(251)
Net change in cash and cash equivalents	$20,016	$(13,719)

Operating activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock based compensation, changes in fair value of warrant liabilities, non-cash interest expense, and gain on disposal, as well as the effect of changes in working capital and other activities.

Cash provided by operating activities in the three months ended March 31, 2024 was $2.7 million, a change of $15.6 million from cash used in operating activities of $12.8 million compared to the three months ended March 31, 2023. The primary factors affecting our net operating cash flows during this period was our net income of $50.6 million, which includes non-cash income and expense items totaling $55.4 million, including a gain on disposal of $71.6 million, non-cash and paid-in kind interest expense of $2.8 million, stock-based compensation expense of $6.2 million, a loss due to the change in fair value of financial instruments of $0.5 million, non-cash lease expense of $0.3 million, amortization and depreciation of $6.4 million, and the effect of changes in operating assets and liabilities that resulted in cash inflows of $7.5 million.

Net cash used in operating activities was $12.8 million during the three months ended March 31, 2023. The primary factors affecting our net operating cash flows during this period was our net loss of $19.3 million, which includes non-cash expenses items totaling $8.4 million, including impairment of goodwill of $5.8 million, non-cash interest expense of $2.0 million, stock-based compensation expense of $6.5 million, a gain due to the change in fair value of financial instruments of $14.1 million, non-cash lease expense of $1.8 million, and amortization and depreciation of $6.4 million, and the effect of changes in operating assets and liabilities that resulted in cash outflows of $1.6 million.

Investing activities

Net cash provided by investing activities was $89.2 million for the three months ended March 31, 2024 compared to net cash used in investing activities of $6.9 million in the three months ended March 31, 2023. Net cash provided by investing activities in the three months ended March 31, 2024 primarily consisted of cash proceeds from the sale of a business of $90.9 million partially offset by cash paid of $1.7 million of capital expenditures primarily related to software development costs. Net cash used in investing activities in the three months ended March 31, 2023 primarily consisted of cash paid for acquisitions, net of cash acquired of $5.0 million and cash paid of $1.9 million of capital expenditures primarily related to software development costs.

Financing activities

Net cash used in financing activities in the three months ended March 31, 2024 was $71.8 million, compared to net cash provided by financing activities of $6.2 million for the three months ended March 31, 2023. Net cash used in financing activities during the three months ended March 31, 2024 primarily consisted of payments of long-term debt and deferred financing costs primarily related to Amendment 4 to the Credit Agreement and the sale of Board.org of $72.8 million partially offset by the proceeds from the issuance of Era Convertible Notes of $0.8 million and proceeds from the issuance of stock options and ESPP purchases of $0.2 million. Net cash provided by financing activities during the three months ended March 31, 2023 primarily consisted of $6.0 million from Amendment 1 to the New Senior Term Loan and $0.3 million from the proceeds from the exercise of stock options.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2024, as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 15, 2024.

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

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue for the three months ended March 31, 2024, was negatively impacted by approximately 1.0% compared to the three months ended March 31, 2023.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate Senior Term Loan. Our exposure to changes in interest rates is associated with the Prime Rate.

As of March 31, 2024, we had outstanding borrowings on our Senior Term Loan of $92.9 million, which bears cash interest at a floating rate based on the Prime Rate plus an applicable margin. At March 31, 2024, the interest rate on our Senior Term Loan was 13.50%. Assuming no change in the outstanding borrowings on our Senior Term Loan, we estimate that a one percentage point increase in the Prime Rate would increase our annual cash interest expense by approximately $0.9 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, due to the material weaknesses identified in the prior year, our disclosure controls and procedures were not effective as of March 31, 2024. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses identified in prior year and material weakness remediation activities, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than as reported on each of our Current Reports on Form 8-K, we did not have any unregistered sales of equity securities during the three months ended March 31, 2024.

Use of Proceeds

Not applicable

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In the first quarter of 2024, the Company effectuated an internal reorganization intended to, among other matters, streamline operations, increase efficiency, and accelerate progress against its product roadmap and other strategic objectives. In light of the reorganization, the Board of Directors determined on May 8, 2024 that the Company’s “executive officers,” as defined in Rule 3b-7 under the Exchange Act, are: Tim Hwang (Chairman, Chief Executive Officer and Co-Founder); Gerald Yao (Chief Strategy Officer, Global Head of ESG and Co-Founder); Josh Resnik (President and Chief Operating Officer); Jon Slabaugh (Chief Financial Officer and SVP of Corporate Development); and Todd Aman (SVP, General Counsel and Secretary). Messrs. Vladimir Eidelman (Chief Technology Officer) and Richard Henderson (Chief Revenue Officer) were reclassified as non-executive officers, although their roles and responsibilities remain unchanged.

On May 8, 2024, our board of directors approved a new form of indemnification agreement (“Indemnification Agreement”) which we expect to enter into with our directors and officers to supersede any indemnification agreements currently in effect. The Indemnification Agreement provides for indemnification and advancements of certain expenses and costs relating to claims, suits or proceedings arising from each of our director or executive officer’s service to the Company, or, at our request, service to other entities, as officers or directors to the maximum extent permitted by applicable law. The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the Indemnification Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is hereby incorporated by reference.

In addition, on May 8, 2024, our board of directors approved a modification to our non-employee director compensation program. Pursuant to the modification, in lieu of the annual cash retainer otherwise owed to a non-employee director on a quarterly basis, such non-employee director can elect to receive shares of our Class A common stock, par value $0.0001 per share. A non-employee director’s election to receive shares of Class A common stock will apply for all payments with respect to the annual cash retainer for a given year. The terms of our non-employee director compensation program are otherwise unchanged and are included in our Annual Proxy Statement filed on April 12, 2024.

Insider Trading Arrangements

Tim Hwang, the Company’s Chairman, Chief Executive Officer and Co-Founder, adopted a trading plan on March 20, 2024, and Gerald Yao, the Company’s Chief Strategy Officer, Global Head of ESG, and Co-Founder, adopted a trading plan on March 19, 2024 (each, a "Trading Plan"). Each Trading Plan is intended to satisfy the Rule 10b5-1 affirmative defense. Mr, Hwang's Trading Plan covers the disposition of up to 25,000 shares per month of the Company’s Class A common stock, and will terminate on May 30, 2025, unless earlier terminated in accordance with its terms. Mr. Yao's Trading Plan covers the disposition of up to 2,750 shares per month of the Company's Class A common stock, and will terminate on May 30, 2025, unless earlier terminated in accordance with its terms.

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

Annex A-2 to the Proxy Statement/Prospectus filed on July 5, 2022 (File No.333-261483).
3.1	Certificate of Incorporation of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972).
3.2	Bylaws of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.2 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972).
4.1	Description of Securities.	Exhibit 4.1 to the Annual Report on Form 10-K filed on March 28, 2023.
4.2	Warrant Agreement, dated as of October 28, 2020, by and among Duddell Street Acquisition Corp ad Continental Stock Transfer & Trust Company, as warrant agent.	Exhibit 4.1 of DSAC’s Current Report on Form 8-K filed with the SEC on November 2, 2020 (File No. 333-249207).
4.3

Form of Restricted Stock Agreement, dated as of March 25, 2022, pursuant to the Membership Interest Purchase Agreement, dated as of November 19, 2021, by and among FiscalNote, Inc., the unitholders listed on the Appendix 1 thereto and Legacy FiscalNote.

Exhibit 4.6 of DSAC’s Form S-4/A filed with the SEC on June 27,2022 (File No. 333-261483).
4.4	Form of Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on March 20, 2023 (File No. 001-39672).
10.1	Purchase Agreement, dated as of March 11, 2024, by and between the Registrant, FiscalNote, Inc. Exec Connect Intermediate LLC and FiscalNote Boards LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2024 (File No. 001-39672).
10.2+

Amendment No. 4 to Second Amended and Restated Credit and Guaranty Agreement by and among FiscalNote, Inc., CQ-Roll Call, Inc. and VoterVoice, L.L.C. as Borrowers, the Company, FiscalNote Intermediate Holdco, Inc., Fireside 21, LLC, Factsquared, LLC, The Oxford Analytica International Group, LLC, Oxford Analytica Inc., Predata, Inc., Curate Solutions, Inc., Frontier Strategy Group LLC, Oxford Analytica Limited, Dragonfly Eye Limited and Timebase PTY Ltd, as Guarantors, Runway Growth Finance Corp., as administrative agent and collateral agent, and each lender party thereto.

Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2024 (File No. 001-39672).
10.3	Form of Indemnification Agreement	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32	Section 1350 Certifications.	Furnished with this report.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Submitted electronically with this report.

+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISCALNOTE HOLDINGS, INC.

Date: May 10, 2024	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Date: May 10, 2024	By:	/s/ Timothy Hwang
Name: Timothy Hwang
Title: Chief Executive Officer