Form 10-Q
period 2024-06-30
FiscalNote Holdings, Inc.
filed 2024-08-08
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 131,184,339 shares of Class A common stock, $0.0001 par value per share, outstanding, and 8,290,921 shares of Class B common Stock, $0.0001 par value per share, outstanding.

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

•
FiscalNote's ability to achieve and sustain organic growth;
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
•
FiscalNote's ability to successfully integrate acquired businesses and services, and subsequently grow acquired businesses;
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
•
FiscalNote's ability to introduce new features, integrations, capabilities, and enhancements to its products and services;
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

the ability to adequately protect FiscalNote's intellectual property rights; and

•
the possibility that the strategic review undertaken by the Board of Directors does not result in any transaction or other outcome or that any outcome is disruptive to operations and impacts financial performance.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares, and par value)

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$30,649	$16,451
Restricted cash	678	849
Short-term investments	7,055	7,134
Accounts receivable, net	13,553	16,931
Costs capitalized to obtain revenue contracts, net	3,127	3,326
Prepaid expenses	3,198	2,593
Other current assets	3,690	2,521
Total current assets	61,950	49,805

Property and equipment, net	5,606	6,141
Capitalized software costs, net	14,222	13,372
Noncurrent costs capitalized to obtain revenue contracts, net	3,490	4,257
Operating lease assets	17,495	17,782
Goodwill	164,431	187,703
Customer relationships, net	45,241	53,917
Database, net	17,720	18,838
Other intangible assets, net	15,635	18,113
Other non-current assets	475	633
Total assets	$346,265	$370,561

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$67	$105
Accounts payable and accrued expenses	7,813	12,909
Deferred revenue, current portion	43,920	43,530
Customer deposits	1,286	3,032
Contingent liabilities from acquisitions, current portion	114	130
Operating lease liabilities, current portion	3,517	3,066
Other current liabilities	4,656	2,878
Total current liabilities	61,373	65,650

Long-term debt, net of current maturities	145,825	222,310
Deferred tax liabilities	1,542	2,178
Deferred revenue, net of current portion	210	875
Operating lease liabilities, net of current portion	24,845	26,162
Public and private warrant liabilities	2,765	4,761
Other non-current liabilities	2,813	5,166
Total liabilities	239,373	327,102
Commitment and contingencies (Note 17)
Stockholders' equity:
Class A Common stock ($0.0001 par value, 1,700,000,000 authorized, 130,893,833 and 121,679,829 issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	13	11
Class B Common stock ($0.0001 par value, 9,000,000 authorized, 8,290,921 issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	1	1
Additional paid-in capital	880,435	860,485
Accumulated other comprehensive income (loss)	5,024	(622)
Accumulated deficit	(778,581)	(816,416)
Total stockholders' equity	106,892	43,459
Total liabilities and stockholders' equity	$346,265	$370,561

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Subscription	$27,151	$29,462	$56,777	$57,929
Advisory, advertising, and other	2,095	3,380	4,581	6,442
Total revenues	29,246	32,842	61,358	64,371
Operating expenses: (1)
Cost of revenues, including amortization	6,863	9,485	14,107	18,422
Research and development	3,205	4,510	6,685	9,630
Sales and marketing	9,001	11,689	18,416	23,987
Editorial	4,453	4,752	9,113	9,017
General and administrative	11,260	16,174	27,336	34,395
Amortization of intangible assets	2,420	2,901	5,105	5,715
Impairment of goodwill	-	-	-	5,837
Transaction costs (gains), net	-	309	(4)	1,717
Total operating expenses	37,202	49,820	80,758	108,720
Operating loss	(7,956)	(16,978)	(19,400)	(44,349)

Gain on sale of business (Note 4)	-	-	(71,599)	-
Interest expense, net	5,320	7,154	12,682	13,835
Change in fair value of financial instruments	(854)	2,987	(327)	(11,693)
Loss on settlement	-	3,474	-	3,474
Other expense (income), net	18	167	259	38
Net (loss) income before income taxes	(12,440)	(30,760)	39,585	(50,003)
Provision from income taxes	324	213	1,750	243
Net (loss) income	(12,764)	(30,973)	37,835	(50,246)
Other comprehensive income (loss)	55	328	(61)	(31)
Total comprehensive (loss) income	$(12,709)	$(30,645)	$37,774	$(50,277)

Earnings (loss) per share attributable to common shareholders (Note 14):
Basic and Diluted	$(0.09)	$(0.23)	$0.28	$(0.38)
Weighted average shares used in computing earnings (loss) per share attributable to common shareholders:
Basic and Diluted	134,407,109	134,117,122	132,763,763	133,601,798

(1) Amounts include stock-based compensation expenses, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues, including amortization	$107	$82	$208	$140
Research and development	374	362	684	752
Sales and marketing	270	317	696	677
Editorial	165	106	265	172
General and administrative	2,613	4,615	7,851	10,247

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Equity (Deficit)
	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount

Balance at December 31, 2022	131,416,516	13	846,205	(785)	(700,743)	144,690
Adoption of new accounting standard	-	-	-	-	(212)	(212)
Issuance of Class A common stock in connection with business acquisitions	1,885,149	-	9,539	-	-	9,539
Issuance of Class A common stock upon vesting of restricted share units	287,157	-	-	-	-	-
Issuance of Class A common stock upon exercise of stock options	194,775	-	264	-	-	264
Issuance of Class A common stock upon settlement of contingent consideration	83,393	-	196	-	-	196
Stock-based compensation expense	-	-	6,506	-	-	6,506
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	(917)	-	-	(917)
Net loss	-	-	-	-	(19,273)	(19,273)
Foreign currency translation loss	-	-	-	(359)	-	(359)
Balance at March 31, 2023	133,866,990	$13	$861,793	$(1,144)	$(720,228)	$140,434
Issuance of Class A common stock upon vesting of restricted share units	478,619	-	-	-	-	-
Issuance of Class A common stock upon employee stock purchase plan	102,807	-	318			318
Issuance of Class A common stock upon exercise of stock options	8,437	-	35	-	-	35
Stock-based compensation expense	-	-	5,482	-	-	5,482
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	(494)	-	-	(494)
Return of common stock (Note 17)	(5,881,723)	(1)	(21,409)	-	-	(21,410)
Net loss	-	-	-	-	(30,973)	(30,973)
Foreign currency translation gain	-	-	-	328	-	328
Balance at June 30, 2023	128,575,130	$12	$845,725	$(816)	$(751,201)	$93,720

Balance at December 31, 2023	129,970,750	12	860,485	(622)	(816,416)	43,459
Issuance of Class A common stock upon vesting of restricted share units	867,341	-	-	-	-	-
Issuance of Class A common stock upon exercise of employee stock purchase plan	202,327	-	196	-	-	196
Stock-based compensation expense	-	-	6,175	-	-	6,175
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	76	-	-	76
Change in fair value of debt instruments (Note 16)	-	-	-	5,707	-	5,707
Net income	-	-	-	-	50,599	50,599
Foreign currency translation loss	-	-	-	(116)	-	(116)
Balance at March 31, 2024	131,040,418	$12	$866,932	$4,969	$(765,817)	$106,096
Issuance of Class A common stock upon vesting of restricted share units	1,292,237	1	-	-	-	1
Note conversion	6,852,099	1	9,966		-	9,967
Stock-based compensation expense	-	-	3,529	-	-	3,529
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	8	-	-	8
Net loss	-	-		-	(12,764)	(12,764)
Foreign currency translation gain	-	-		55	-	55
Balance at June 30, 2024	139,184,754	$14	$880,435	$5,024	$(778,581)	$106,892

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income (loss)	$37,835	$(50,246)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	603	671
Amortization of intangible assets and capitalized software development costs	10,040	11,373
Amortization of deferred costs to obtain revenue contracts	1,885	1,648
Gain on sale of business (Note 4)	(71,599)	-
Impairment of goodwill	-	5,837
Non-cash operating lease expense	1,147	2,366
Stock-based compensation	9,704	11,988
Loss on settlement	-	3,474
Other non-cash expenses	-	426
Bad debt expense	243	229
Change in fair value of acquisition contingent consideration	(4)	(333)
Unrealized loss on securities	80	-
Change in fair value of financial instruments	(327)	(11,693)
Deferred income taxes	(561)	214
Paid-in-kind interest, net	3,964	2,042
Non-cash interest expense	1,469	2,130
Changes in operating assets and liabilities:
Accounts receivable, net	1,939	1,644
Prepaid expenses and other current assets	(1,628)	2,284
Costs capitalized to obtain revenue contracts, net	(1,479)	(1,910)
Other non-current assets	183	18
Accounts payable and accrued expenses	(2,662)	(4,914)
Deferred revenue	8,974	9,595
Customer deposits	(774)	(1,233)
Other current liabilities	1,791	(797)
Contingent liabilities from acquisitions, net of current portion	(13)	(39)
Operating lease liabilities	(1,737)	(4,974)
Other non-current liabilities	(61)	(6)
Net cash used in operating activities	(988)	(20,206)

Investing Activities:
Capital expenditures	(4,433)	(4,086)
Cash proceeds from the sale of business, net (Note 4)	91,384	-
Cash paid for business acquisitions, net of cash acquired	-	(5,010)
Net cash provided by (used in) investing activities	86,951	(9,096)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	801	6,000
Principal payments of long-term debt	(65,754)	(53)
Payment of deferred financing costs	(7,068)	-
Proceeds from exercise of stock options and employee stock purchase plan purchases	196	617
Net cash (used in) provided by financing activities	(71,825)	6,564

Effects of exchange rates on cash	(111)	(383)

Net change in cash, cash equivalents, and restricted cash	14,027	(23,121)
Cash, cash equivalents, and restricted cash, beginning of period	17,300	61,223
Cash, cash equivalents, and restricted cash, end of period	$31,327	$38,102

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock for conversion of debt	$9,967	$-
Warrants issued in conjunction with long-term debt issuance	$-	$178
Amounts held in escrow related to the sale of Board.org	$285	$-
Property and equipment purchases included in accounts payable	$121	$343

Supplemental Cash Flow Activities:
Cash paid for interest	$8,509	$9,924
Cash paid for taxes	$172	$49

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

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet and its results of operations, including its comprehensive loss, temporary equity, stockholders' equity (deficit), and cash flows. All adjustments are of a normal recurring nature. The results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Going Concern

In accordance with Accounting Standards Codification Topic 205-40, Going Concern, the Company evaluates whether there are certain conditions and events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash, cash equivalents, restricted cash, and short-term investments were $38.4 million at June 30, 2024, compared with $24.4 million at December 31, 2023. Further, the Company had a negative working capital balance of $37.8 million (excluding cash and short-term investments) at June 30, 2024 and had an accumulated deficit of $778.6 million and $816.4 million as of June 30, 2024 and December 31, 2023, respectively, and has incurred net losses of $33.8 million (excluding the effect of the gain on sale of business) and $50.2 million for the six months ended June 30, 2024 and 2023, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development. Historically, the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company funded operations through raising equity and debt and selling assets, including the receipt of approximately $18.1 million of net cash proceeds that were retained by the Company for operating matters from the sale of Board.org, see Note 4, Acquisitions and Dispositions.

The Company has implemented various cost saving measures throughout 2023 and the first half of 2024 to rationalize its cost structure and is actively evaluating additional cost saving opportunities and sources of capital. As there can be no assurance that cost saving measures and necessary financing will be available, the Company may execute other strategic alternatives to maximize stakeholder value, including further expense reductions, sale of all or portions of the business, corporate capital restructuring or formal reorganization, or liquidation of assets.

As disclosed in Note 8, “Debt”, the Company is subject to certain financial covenants. The Company’s ability to maintain compliance with these financial covenants is based on the Company’s current expectations regarding revenues, collections, cost structure, current cash burn rate and other operating assumptions, which in part, depend on general economic, financial, competitive, legislative, regulatory, and other conditions. Within one year from the date of this filing, without any actions taken by management and lenders, it is probable that the Company may not be compliant with one, or all, of its financial covenants. At the time that the Company does not maintain compliance with all of its financial covenants, the lenders may declare the amounts outstanding due and payable at which time the Company would not be able to satisfy the lenders rights. Accordingly, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year from the date of this filing.

There can be no assurance that any necessary additional financing in the future will be available on terms acceptable to the Company, or at all. If the Company raises funds in the future by issuing equity securities, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If the Company raises funds in the future by issuing additional debt securities, these debt securities could have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of any additional debt securities or borrowings could impose significant restrictions on the Company’s operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing.

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

Fair Value of Financial Instruments

The Company has elected the fair value option on the subordinated convertible promissory notes issued as part of the Dragonfly acquisition, refer to Note 4, "Acquisitions and Dispositions" and Note 8, "Debt" for further details, and for the New GPO Note and Era Convertible Notes, refer to Note 8, "Debt" for further details. The Company records changes in fair value through the condensed consolidated statement of operations where the portion of the change that results from a change in the instrument-specific credit risk is recorded separately in accumulated other comprehensive income, if applicable. Additionally, under the fair value option, all issuance costs are expensed in the period that the debt is incurred.

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

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. The Company’s cash and cash equivalents at times exceed amounts guaranteed by the Federal Deposit Insurance Corporation. The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At June 30, 2024, approximately 56% of the Company’s cash and cash equivalents were held at JPMorgan Chase Bank, N.A.

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days billings are past due, collection history of each customer, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in sales and marketing expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of June 30, 2024 and December 31, 2023, allowance for credit losses of $1,545 and $1,252, respectively, was included in the accounts receivable, net balance.

No single customer accounted for more than 10% of the Company's accounts receivable balance as of June 30, 2024 and December 31, 2023. Revenue derived from the U.S. Federal Government was 17% and 15% of revenue for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, assets located in the United States were approximately 84% and 85% percent of total assets, respectively.

As of June 30, 2024 one vendor accounted for more than 10% of the Company's accounts payable balance. No vendors individually accounted for more than 10% of the Company’s accounts payable as of December 31, 2023. During the six months ended June 30, 2024 and 2023, no vendor represented more than 10% of the total purchases made.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2016-13 Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate now reflects an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The Company adopted ASC 2016-13 on January 1, 2023 using the modified retrospective transition method. Upon adoption, the Company recorded a $212 cumulative-effect adjustment to accumulated deficit on the condensed consolidated balance sheets, our allowance for doubtful accounts receivable changed from $468 at December 31, 2022 to $680 at January 1, 2023.

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

Note 2. Business Combination with DSAC

On July 29, 2022, the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of November 7, 2021, and as amended on May 9, 2022, (the “Merger Agreement”), by and among FiscalNote Holdings, Inc., a Delaware corporation (“Old FiscalNote”), Duddell Street Acquisition Corp., a Cayman Islands exempted company (“DSAC”), and Grassroots Merger Sub, Inc., a Delaware Corporation and a wholly owned direct subsidiary of DSAC (“Merger Sub” and, together with DSAC, the “DSAC Parties”). Pursuant to these transactions, Merger Sub merged with and into Old FiscalNote, with Old FiscalNote becoming a wholly owned subsidiary of DSAC (the “Business Combination” and, collectively with the other transactions described in the Business Combination Agreement, the “Transactions”). In connection with the closing of the Transactions, DSAC domesticated and continued as a Delaware corporation under the name of “FiscalNote Holdings, Inc.” (“New FiscalNote”). Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “FiscalNote,” “we,” “us,” or “our” refer to the business of Old FiscalNote, which became the business of New FiscalNote and its subsidiaries following the closing on July 29, 2022. Subsequent to the closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE.WS,” respectively. The Company accounted for the Business Combination as a reverse recapitalization whereby Old FiscalNote was determined as the accounting acquirer and DSAC as the accounting acquiree. Accordingly, the Business Combination was treated as the equivalent of Old FiscalNote issuing stock for the net assets of DSAC, accompanied by a recapitalization. The net assets of DSAC are stated at historical cost, with no goodwill or other intangible assets recorded.

In connection with the closing of the Business Combination Agreement, FiscalNote also entered into the Credit Agreement with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC (together the “New Senior Lenders”), pursuant to which a new senior term loan was consummated simultaneously with the Closing (the "Senior Term Loan").

Note 3. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Subscription	$27,151	$29,462	$56,777	$57,929
Advisory	965	1,239	2,222	2,352
Advertising	308	357	822	775
Books	33	539	181	1,123
Other revenue	789	1,245	1,356	2,192
Total	$29,246	$32,842	$61,358	$64,371

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America	$23,064	$26,744	$49,061	$52,896
Europe	5,382	5,077	10,651	9,177
Australia	319	288	622	577
Asia	481	733	1,024	1,721
Total	$29,246	$32,842	$61,358	$64,371

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the three months ended June 30, 2024 and 2023, revenue attributed to the United Kingdom represented approximately 14% and 12% of total revenues, respectively. For the six months ended June 30, 2024 and 2023, revenue attributed to the United Kingdom represented approximately 13% and 11% of total revenues, respectively. No other foreign country represented more than five percent of total revenue during the three and six months ended June 30, 2024 and 2023.

Contract Assets

The Company had contract assets of $931 and $1,183, as of June 30, 2024 and December 31, 2023, respectively. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the condensed consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2022	$36,487
Acquired deferred revenue	3,941
Revenue recognized in the current period from amounts in the prior balance	(27,128)
New deferrals, net of amounts recognized in the current period	36,503
Effects of foreign currency	221
Balance at June 30, 2023	$50,024

Balance at December 31, 2023	$44,405
Sale of Board.org	(9,117)
Revenue recognized in the current period from amounts in the prior balance	(29,664)
New deferrals, net of amounts recognized in the current period	38,632
Effects of foreign currency	(126)
Balance at June 30, 2024	$44,130

Costs Capitalized to Obtain Revenue Contracts

During the six months ended June 30, 2024 and 2023, the Company capitalized $1,476 and $1,910 of costs to obtain revenue contracts. The Company amortized costs capitalized to obtain revenue contracts in the amount of $876 and $816 to sales and marketing expense during the three months ended June 30, 2024 and 2023, respectively, and $1,885 and $1,648 during the six months ended June 30, 2024 and 2023, respectively. There were no impairments of costs capitalized to obtain revenue contracts for the three and six months ended June 30, 2024 and 2023.

Unsatisfied Performance Obligations

At June 30, 2024, the Company had $88,554 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this over the next five years.

Note 4. Acquisitions and Dispositions

2024 Disposition

On March 11, 2024, the Company entered into an agreement (the "Purchase Agreement") to sell the equity of the Company's subsidiary owning and operating its Board.org business ("Board.org") with Exec Connect Intermediate LLC (the “Buyer”). On March 11, 2024, after adjustments based on Board.org’s working capital, indebtedness and transaction expenses, as well as retention payments payable to certain employees of Board.org, the Company received $90,905 in cash (excluding $785 of the purchase price that was deposited into escrow to satisfy certain potential post-closing purchase price adjustments and indemnification claims and including $21 of cash acquired by the Buyer). The Company is entitled to receive an earn-out payment of up to $8,000, less the amount of certain retention payments potentially owing to the former Board.org employees, if the Board.org business achieves specified revenue targets for fiscal year 2024. The Purchase Agreement contains representations, warranties and indemnification obligations of the parties customary for transactions similar to those contemplated by the Purchase Agreement. As a result of the sale of Board.org, the Company recorded a pre-tax gain on disposal of $71,599, inclusive of the $785 of funds placed in escrow that the Company anticipates receiving and $50 of estimated post-closing purchase price adjustment which are included in other current assets. On June 6, 2024, the Company received $500 of the $785 placed in escrow and finalized the post-closing purchase price adjustment. At June 30, 2024 the Company has $285 included in other current assets representing the remaining balance held in escrow pursuant to the Purchase Agreement.

The proceeds from the sale of Board.org were used in part to prepay $65,700 of term loans under the Company’s Credit Agreement, and pay $7,068 of related prepayment and exit fees associated with the retired amount. The remaining $18,137 of net proceeds were retained by the Company for general corporate purposes. As part of the sale the Company recorded a current tax liability for federal and state income tax of $2,278 and a non-cash deferred tax charge of $300.

The Company determined that Board.org was not a significant subsidiary, and the disposition of Board.org did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for Board.org were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements."

Pursuant to the Employee Lease Agreement entered into in connection with the closing of the sale of Board.org, the Company is the employer of record for the Board.org employees. Under the terms of the Employee Lease agreement, the Company is responsible for the payment of salaries and benefits to the Board.org employees at the direction of the Buyer, until the Buyer legally assumes those employees. The Company will be reimbursed by the Buyer for the actual costs incurred pursuant to the Employee Lease Agreement. Accordingly, at June 30, 2024 the Company is due $654 from the Buyer for payroll and benefit costs paid by the Company during the period from June 1, 2024 to June 30, 2024, which has been presented in other current assets on the condensed consolidated balance sheet.

Additionally, the Company entered into a Transition Services Agreement in connection with the closing of the sale of Board.org whereby the Company will provide certain transitional support services for a period of time following the closing and the buyer will reimburse FiscalNote for certain direct costs of those services. No material costs were incurred under the Transition Services Agreement during the period from March 11, 2024 to June 30, 2024.

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

Note 5. Leases

The Company has operating leases, principally for corporate offices under non-cancelable operating leases that expire at various dates through 2031. The non-cancellable base terms of these leases typically range from one to nine years. Certain lease agreements include options to renew or terminate the lease, which are not factored into the determination of lease payments if they are not reasonably certain to be exercised.

The following table details the composition of lease expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$1,206	$1,215	$2,444	$3,800
Variable lease cost	56	242	150	397
Short-term lease cost	53	161	90	339
Total lease costs	$1,315	$1,618	$2,684	$4,536
Sublease income	$(25)	$(26)	$(51)	$(1,390)

Cash payments related to operating lease liabilities were $2,980 and $6,390 (inclusive of $1,682 lease termination fee) for the six months ended June 30, 2024 and 2023, respectively.

Note 6. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	June 30, 2024				December 31, 2023				Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Remaining Useful Life (Years) June 30, 2024
Customer relationships	$79,561	$(32,085)	$(2,235)	$45,241	$88,544	$(32,392)	$(2,235)	$53,917	8.2
Developed technology	36,963	(28,109)	(1,909)	6,945	37,205	(26,743)	(1,909)	8,553	6.9
Databases	29,845	(12,125)	-	17,720	29,895	(11,057)	-	18,838	8.3
Tradenames	11,775	(4,714)	(579)	6,482	12,077	(4,367)	(579)	7,131	8.0
Expert network	2,674	(1,505)	-	1,169	2,692	(1,291)	-	1,401	2.6
Patents	834	(226)	(8)	600	784	(217)	(8)	559	17.4
Content library	592	(153)	-	439	592	(123)	-	469	7.4
Total	$162,244	$(78,917)	$(4,731)	$78,596	$171,789	$(76,190)	$(4,731)	$90,868

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $2,420 and $2,901 for the three months ended June 30, 2024 and 2023, respectively, and $5,105 and $5,715 for the six months ended June 30, 2024 and 2023, respectively.

Amortization of developed technology was recorded as part of cost of revenues, including amortization in the amount of $763 and $1,327 for the three months ended June 30, 2024 and 2023, respectively, and $1,528 and $2,643 for the six months ended June 30, 2024 and 2023, respectively.

The expected future amortization expense for intangible assets as of June 30, 2024 is as follows:

2024 (remainder)	$5,612
2025	10,442
2026	10,184
2027	9,775
2028	9,425
Thereafter	33,158
Total	$78,596

The Company regularly reviews the remaining useful lives of its intangible assets. In the second quarter of 2023, the Company revised the remaining useful life of certain of its developed technology.

Capitalized software development costs

Capitalized software development costs are as follows:

	June 30, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Capitalized software development costs	$31,351	$(15,637)	$(1,492)	$14,222	$27,659	$(12,795)	$(1,492)	$13,372

During the six months ended June 30, 2024 and 2023, the Company capitalized interest on capitalized software development costs in the amount of $273 and $247, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues, including amortization in the amount of $1,744 and $1,734 for the three months ended June 30, 2024 and 2023, respectively, and $3,407 and $3,015 for the six months ended June 30, 2024 and 2023, respectively. The estimated useful life is determined at the time each project is placed in service.

Note 7. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually as of October 1 of each year.

The changes in the carrying amounts of goodwill, which are generally not deductible for tax purposes, are as follows:

Balance at December 31, 2023	$187,703
Sale of Board.org	(23,022)
Impact of foreign currency fluctuations	(250)
Balance at June 30, 2024	$164,431

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

Note 8. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	June 30, 2024	December 31, 2023
Senior Term Loan	$93,127	$158,228
New GPO Note	33,253	36,954
Convertible Notes	15,064	14,052
Dragonfly Seller Convertible Notes	7,759	9,002
Era Convertible Note	-	5,977
Aicel Convertible Note	1,089	1,156
PPP loan	90	144
Total gross debt	150,382	225,513
Debt issuance costs	(4,490)	(3,098)
Total	145,892	222,415
Less: Current portion	(67)	(105)
Total	$145,825	$222,310

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

The Prime Rate in effect for the Senior Term Loan was 8.50% at June 30, 2024. For the six months ended June 30, 2024 and 2023, the Company incurred $8,084 and $9,956 and $599 and $774 of cash interest and paid-in-kind interest, respectively, on the Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the Senior Term Loan as the payment of such interest will occur upon the settlement of the Senior Term Loan.

The Company may prepay the Senior Term Loan in whole, subject to a 2.0% prepayment fee if prepaid prior to July 30, 2024, 1.0% prepayment fee if prepaid after July 30, 2024 but prior to July 30, 2025, and no prepayment fee if prepaid on or after July 30, 2025. The July 2023 Deferred Fee, as previously amended, of $2,034 was paid as part of Amendment No. 4. Accordingly, the Company recognized the accretion of the July 2023 Deferred Fee as interest expense through March 11, 2024. Prior to Amendment No. 4, the Company had $8,970 of deferred fees due at the earlier of prepayment or maturity of the Senior Term Loan which were amortized over the term of the Senior

Term Loan using the effective interest method. On March 11, 2024, and as a result of Amendment No. 4, the Company had $5,250 of deferred fees outstanding which the Company recognized the accretion of these deferred fees as interest expense. The $1,134 of prepayment fee paid on March 11, 2024 was treated as a debt discount. The amortization recorded for the three months ended June 30, 2024 and June 30, 2023 was $166 and $161, respectively, and for the six months ended June 30, 2024 and June 30, 2023 was $812 and $310, respectively, and is included within interest expense in the condensed consolidated statements of operations and comprehensive income (loss). The remaining unamortized debt discount at June 30, 2024 is $3,993, excluding any deferred fees, and is reflected net against debt on the condensed consolidated balance sheets.

The Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were four financial covenants in place at June 30, 2024: a minimum cash balance requirement, minimum ARR requirement, an adjusted EBITDA requirement and a capital expenditure limitation. As of, and for the three and six months ended June 30, 2024, the Company was in compliance with all required financial covenants. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

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

The New GPO Note is subordinate to the Company’s obligations under its Senior Term Loan which limits certain actions that the Company and the Investor may take under the New GPO Note. At any time prior to the July 3, 2028, the Investor is entitled to convert all or any portion of the principal amount of the New GPO Note and accrued interest thereon into shares of Class A Common Stock at $7.92 per share. The New GPO Note is subject to customary anti-dilution adjustments for stock splits and similar transactions and, subject to standard exceptions, weighted average anti-dilution protection. The principal amount, together with accrued interest thereon, of the New GPO Note is redeemable by the Company in whole or in part based on certain conditions as defined in the New GPO Note.

The Company elected to account for the New GPO Note using the fair value option. The New GPO Note was recorded at its June 30, 2023 acquisition date fair value of $36,583. The Company initially recorded a loss contingency of $11,700 in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the New GPO Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and New GPO Note, the Company recorded an additional non-cash loss on settlement with GPO of $3,474 in the condensed consolidated statement of operations for the year ended December 31, 2023. The fair market value at June 30, 2024 and December 31, 2023 was $33,253 and $36,954, respectively. The unrealized change in the fair value of the New GPO Note of $4,443 is recorded in accumulated other comprehensive income for the period ended June 30, 2024 and the non-cash gain was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a gain of $937 and $1,117 for the three and six months ended June 30, 2024, respectively. The Company incurred total interest expense related to the new GPO note of $938 and $1,859 for the three and six months ended June 30, 2024, respectively.

Convertible Notes

At June 30, 2024, the holders of four convertible notes that were previously issued by Old FiscalNote (the “Convertible Notes”) with a principal and accrued PIK balance of $15,064, remained outstanding. The Company incurred total interest expense related to the Convertible Notes, including the amortization of the various discounts, of $601 and $522 during the three months ended June 30, 2024 and 2023, respectively, and $1,199 and $1,037 for the six months ended June 30, 2024 and 2023, respectively. These notes mature in July 2025 and November 2025.

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

The Company elected to account for the Dragonfly Seller Convertible Notes using the fair value option. The Dragonfly Seller Convertible Notes were recorded at their acquisition date fair value of $8,635. The fair market value at June 30, 2024 and at December 31, 2023 was $7,759 and $9,002. The unrealized change in the fair value of the Dragonfly Seller Convertible Note of $0 and $1,264 is recorded in accumulated other comprehensive income for the three and six months ended June 30, 2024 and the non-cash gain of $357 and $404 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2024. The non-cash gain was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss in the amount of a loss of $981 and a gain of $407 for the three and six months ended June 30, 2023, respectively. The Company incurred total interest expense related to the Dragonfly Seller Convertible Notes of $247 and $226 during the three months ended June 30, 2024 and 2023, respectively, and $488 and $379 for the six months ended June 30, 2024 and 2023, respectively.

Era Convertible Notes

In connection with a Company’s strategic commercial partnership, the Company issued a convertible note to EGT-East, LLC ("Era"), a third-party lender, for $5,500 on December 8, 2023 and a second convertible note for $801 on January 5, 2024 (collectively, the "Era Convertible Notes"). The Era Convertible Notes were issued in aggregate principal amount of $6,301, with cash interest at a rate equal to the applicable federal rate published by the Internal Revenue Service beginning on June 8, 2024. All principal and unpaid interest were to mature on December 8, 2027.

Pursuant to the copilot agreement (the "Co-Pilot Agreement") entered into by and among the Company, FiscalNote Inc., a subsidiary of the Company, and Era on December 8, 2023, the Company agreed to issue Era up to an additional $3,150 in the form of shares of the Company's Class A Common Stock no later than June 2024 (the "Partnership Shares"). The Co-Pilot Agreement requires the Company to issue additional shares of Common Stock (“Additional Shares”) to Era if Era’s sales of the Partnership Shares and the shares of Class A Common Stock underlying the Era Convertible Notes (the "Underlying Shares") do not generate aggregate cash proceeds to Era that equal or exceed approximately $9,452 during the sell-off period set forth in the Co-Pilot Agreement. Any such Additional Shares would be valued based on the volume weighted average price of the trailing 30 trading day period, calculated prior to the date of any such issuance.

On April 11, 2024, the Company entered into a letter agreement (the “Letter Agreement”) with Era modifying certain provisions of the Era Convertible Notes and the Co-Pilot Agreement. The Letter Agreement permitted and required the Company to convert approximately $1,599 in aggregate principal amount of the Era Convertible Notes (the “Early Converted Notes”) into a portion of the Underlying Shares. Pursuant to the Letter Agreement, the Company was also required to issue to Era the Partnership Shares. Pursuant to the Letter Agreement, Era has the right to convert the aggregate principal amount of the remaining Era Convertible Notes (the “Remaining Notes”), but only on or after June 30, 2024, if such conversion right is not cancelled by the terms of the Letter Agreement. In addition, the Letter Agreement terminated the Company’s obligation to issue the Additional Shares under the circumstances specified therein. On April 11, 2024 and pursuant to the Letter Agreement, the Company issued the Investor an aggregate of 3,003,268 shares of Common Stock to satisfy its obligations with respect to the Partnership Shares and a portion of the Underlying Shares.

On June 12, 2024 and June 25, 2024 the Company issued the Investor an aggregate amount of 3,848,831 shares of Common Stock to satisfy its remaining obligations with regards to the Era Convertible Notes and Co-Pilot Agreement, including the obligation to issue Additional Shares.

The Company elected to account for the Era Convertible Notes using the fair value option. The Era Convertible Note dated December 8, 2023 was recorded at its acquisition date fair value of $5,500. The Era Convertible Note dated January 5, 2024 was recorded at its acquisition date fair value of $801. The fair market value of the Era Convertible Note dated December 8, 2023 was $5,977 at December 31, 2023. The non-cash change in fair value of financial instruments recorded in the condensed consolidated statements of operations and comprehensive income (loss) was a loss of $1,506 and $3,189 for the three and six months ended June 30, 2024, respectively.

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

The Company concluded that the contingent default interest provision was required to be bifurcated and treated as an embedded derivative liability. The associated value was immaterial and required no initial amount to be recorded and continues to be immaterial as of the reporting date. The Company determined that the remaining embedded features were clearly and closely related to the debt host and did not require bifurcation from the debt host.

The Aicel Convertible Note was recorded at its acquisition fair value of $1,131. The Company incurred total interest expense related to the Aicel Convertible Note of $3 and $3 during the three months ended June 30, 2024 and 2023, and $5 and $6 during the six months ended June 30, 2024 and 2023, respectively.

PPP Loan

On April 13, 2020, the Company received funding in the principal amount of $8,000 under the CARES Act. Interest accrues annually at 1%. On February 14, 2022, the SBA forgave $7,667 of the PPP Loan with the remaining balance of $333 to be repaid over five years. The Company recognized the forgiveness of PPP Loan as a gain on debt extinguishment in the condensed consolidated statements of operations and comprehensive income (loss) in 2022. As of June 30, 2024, the Company recorded $67 of the remaining PPP Loan as short-term debt and $23 as long-term debt in the condensed consolidated balance sheets.

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of June 30, 2024 and December 31, 2023, respectively. These fair values are deemed Level 3 liabilities within the fair value measurement framework.

	June 30, 2024	December 31, 2023
Senior Term Loan	$90,531	$168,702
New GPO Note	33,253	36,954
Convertible Notes	14,086	13,992
Dragonfly Seller Convertible Notes	7,759	10,407
Era Convertible Notes	-	5,977
Total	$145,629	$236,032

Warrants

Old FiscalNote Warrants

At June 30, 2024, 118,700 warrants (previously issued by Old FiscalNote to lenders prior to the Senior Term Loan) with an exercise price of $8.56, remain outstanding. These warrants are accounted for as a liability with a fair value of $68 at June 30, 2024, and are included as part of the other non-current liabilities within the condensed consolidated balance sheets.

Warrants associated with Amendment No. 1

On March 17, 2023, in connection with Amendment No. 1 discussed above, the Company issued 80,000 warrants with an exercise price of $0.01. These warrants are accounted for as a liability with a fair value of $116 at June 30, 2024, and are included as part of the other non-current liabilities within the condensed consolidated balance sheets.

Note 9. Stockholders’ Equity

Authorized Capital Stock

The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE.WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of June 30, 2024, the Company had 130,893,833 shares of Class A common stock issued and outstanding.

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

As of June 30, 2024, the Company had 8,290,921 shares of Class B common stock issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of June 30, 2024, there were no shares of preferred stock issued and outstanding.

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

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. Upon Closing, the Company recognized $17,712 of share-based compensation expense for vested Earnout Awards. The Company recognized $41 and $172 of share-based compensation expense during the three and six months ended June 30, 2024, respectively. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares will be accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive income (loss). The liability of $68 was recorded in other non-current liabilities on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, there was $376 of unrecognized compensation expense related to the Earnout Awards to be recognized over a weighted-average period of approximately one and a half years. As of June 30, 2024, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

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

During the six months ended June 30, 2024, no public warrants were exercised into shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of June 30, 2024, the Company had 8,358,964 public warrants and 7,000,000 private placement warrants outstanding with a per share fair value of $0.44. These warrants are accounted for as a liability and have a fair value of $2,765 at June 30, 2024.

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

During the six months ended June 30, 2024, the Company issued 1,417,250 stock options and 5,544,184 restricted stock units. At June 30, 2024, 7,728,474 stock options, 2,556,550 performance stock options, 9,070,859 restricted stock units, and 75,000 performance based restricted stock units remain outstanding. As of June 30, 2024, the Company had 2,677,878 shares of Class A common stock available for issuance under the 2022 Plan.

The Company recognized $3,463 and $5,091 of stock-based compensation expense for all long term incentive plans in effect during the three months ended June 30, 2024 and 2023, respectively, and $9,239 and $10,360 during the six months ended June 30, 2024 and 2023, respectively. The Company recognized a benefit of $69 and an expense of $138 of stock-based compensation expense related to acquisition earnouts during the three months ended June 30, 2024 and 2023, respectively. The Company recognized $100 and $276 of stock-based compensation expense related to acquisition earnouts during the six months ended June 30, 2024 and 2023, respectively.

2022 Employee Stock Purchase Plan

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering period or on the last day of the six-month offering period. The plan is defined as compensatory, and accordingly, a stock-based compensation charge of $94 and $103 was recorded as the difference between the fair market value and the discounted purchase price of the Company's common stock for the three months ended June 30, 2024 and 2023 and $193 and $205 for the six months ended June 30, 2024 and 2023, respectively. The number of shares of Common Stock reserved for issuance under the ESPP will automatically increase on January 1st each year, starting on January 1, 2023 and continuing through and including January 1, 2027, by the lesser of (a) 3,267,760, (b) one percent (1%) of the total number of shares of all classes of Common Stock outstanding on December 31st of the preceding fiscal year, or (c) a lesser number determined by the Board prior to January 1 of a given year. Pursuant to this provision, on each of January 1, 2023 and January 1, 2024, the number of shares authorized for issuance under the ESPP increased by 1,231,255 and 1,299,707, respectively. As of June 30, 2024, 305,134 shares have been issued under the ESPP and the Company had 5,493,588 shares of Class A common stock available for issuance under the ESPP.

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

Note 13. Transaction (Gains) Costs, net

The Company incurred the following transaction costs related to businesses acquired and the consummation of the Business Combination during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Transaction costs related to acquired businesses	$-	$157	$-	$1,379
Non-capitalizable Business Combination costs	-	150	-	334
Change in contingent consideration liabilities	-	(177)	(4)	(333)
Contingent compensation expense	-	179	-	337
Total transaction (gains) costs, net	$-	$309	$(4)	$1,717

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

The following is a calculation of the basic and diluted earnings per share for the Company's common stock, including a reconciliation between net income attributable to common stockholders used for Basic EPS and Diluted EPS for the three and six months ended June 30, 2024 and 2023:

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic Earnings Per Share
Numerator:
Net (loss) income used to compute basic and diluted EPS	$(12,764)	$(30,973)	$37,835	$(50,246)
Denominator:
Weighted average common stock outstanding, basic and diluted	134,407,109	134,117,122	132,763,763	133,601,798
Earnings Per Share, basic and diluted	$(0.09)	$(0.23)	$0.28	$(0.38)

Since the Company was in a net loss position during the three and six months ended June 30, 2023 and the three months ended June 30, 2024, basic net loss per share attributable to common stockholders is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-dilutive securities excluded from diluted loss per share:	2024	2023	2024	2023
Anti-dilutive Earnout Awards	19,195,100	19,195,100	19,195,100	19,195,100
Anti-dilutive stock options	136,640	923,973	136,640	1,461,303
Anti-dilutive Convertible Notes	2,472,079	2,148,810	2,472,079	2,148,810
Anti-dilutive contingently issuable shares	66,220	1,339,924	66,220	1,339,924
Anti-dilutive restricted stock units	9,063,860	7,136,940	9,063,860	7,136,940
Anti-dilutive New GPO Note	6,619,438	5,651,436	6,619,438	5,651,436
Anti-dilutive Dragonfly Seller Convertible Notes	1,178,005	-	1,178,005	-
Anti-dilutive Aicel Convertible Notes	106,774	112,051	106,774	112,051
Total anti-dilutive securities excluded from diluted loss per share	38,838,116	36,508,234	38,838,116	37,045,564

Note 15. Provision (Benefit) from Income Taxes

Effective Tax Rate

The Company computes its quarterly and year-to-date provisions for income taxes by applying the estimated effective tax rates to the quarterly and year-to-date pre-tax income or losses and adjusting the provisions for discrete tax items recorded in the periods. For the three months ended June 30, 2024 the Company reported a tax provision of $324 on a pre-tax loss of $12,440, which resulted in an effective tax rate of (2.60) percent. For the six months ended June 30, 2024, the Company reported a tax provision of $1,750 on a pre-tax income of $39,585, which resulted in an effective tax rate of (4.42) percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to the impact of a valuation allowance on the Company’s deferred tax assets. During the six months ended June 30, 2024, the Company recorded a discrete tax charge for the impact of the sale of Board.org of $2,578.

For the three months ended June 30, 2023, the Company reported a tax provision of $213 on a pretax loss of $30,760, which resulted in an effective tax rate of 0.69 percent. For the six months ended June 30, 2023, the Company reported a tax provision of $243 on a pretax loss of $50,003, which resulted in an effective tax rate of 0.49 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to state taxes, the impact of a valuation allowance on the Company’s deferred tax assets, and other nondeductible expenses such as stock option deductions and non-deductible officer's compensation. During the six months ended June 30, 2023, the Company had discrete items relating to goodwill impairment, unrecognized tax benefits and the tax impact of interest expense on unrecognized tax benefits.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. For the six months ended June 30, 2024, the Company reported an uncertain tax position totaling $639 relating to a state tax filing position. The Company has the following activities relating to unrecognized tax benefits for the periods presented:

Beginning balances at December 31, 2023 and 2022	$639	$639
Lapses in statutes of limitations	-	-
Ending balances at June 30, 2024 and 2023	$639	$639

Note 16. Fair Value Measurements and Disclosures

Fair value is defined as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Accounting standards utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, which are described below:

•

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets
•
Level 2 – Observable inputs other than quoted prices that are either directly or indirectly observable for the asset or liability

•
Level 3 – Unobservable inputs that are supported by little or no market activity

The carrying value of cash and cash equivalents (including investments with an original maturity of three months or less at the date of purchase), restricted cash, accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments.

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2024 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,350	$-	$-	$3,350
Short-term investments	-	7,055	-	7,055
Liabilities:
Public warrants	$1,505	$-	$-	$1,505
Private placement warrants	-	1,260	-	1,260
Contingent liabilities from acquisitions	-	-	113	113
New GPO Note	-	-	33,253	33,253
Dragonfly Seller Convertible Notes	-	-	7,759	7,759

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,044	$-	$-	$3,044
Short-term investments	-	7,134	-	7,134
Liabilities:
Public warrants	$2,591	$-	$-	$2,591
Private placement warrants	-	2,170	-	2,170
Contingent liabilities from acquisitions	-	-	130	130
Liability classified warrants (a)	-	-	23	23
New GPO Note	-	-	36,954	36,954
Dragonfly Seller Convertible Notes	-	-	9,002	9,002
Era Convertible Note	-	-	5,977	5,977
(a) - Included in other non-current liabilities on the condensed consolidated balance sheets

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	Contingent Liabilities from Acquisitions	Liability Classified Warrants	New GPO Note	Dragonfly Seller Convertible Notes	Era Convertible Note
Balance at December 31, 2023	$130	$23	$36,954	$9,002	$5,977
Fair value at issuance date	-	-	-	-	801
Change in fair value included in the determination of net (income) loss(a)	(3)	(23)	(1,117)	(405)	3,189
Change in fair value included in accumulated other comprehensive income	-	-	(4,443)	(1,264)	-
Cash contingent consideration earned and subsequently settled	(14)	-	-	-	-
Paid in kind interest	-	-	1,859	488	-
Note conversion	-	-	-	-	(9,967)
Foreign exchange	-	-	-	(62)	-
Balance at June 30, 2024	$113	$-	$33,253	$7,759	$-
(a)
The change in contingent liabilities from acquisitions is recorded as transaction costs on the condensed consolidated statements of operations and comprehensive income (loss).

Short-Term Investments

The fair value of the short-term investments is based on the quoted market price of the securities on the valuation date. As of June 30, 2024, the estimated fair value of the short-term investments was $7,055. The Company recognized a non-cash loss of $30 and $79 for the three and six months ended June 30, 2024, respectively, resulting from the change in fair value of the short-term investments. The change in fair value is recorded in the condensed consolidated statements of operations and comprehensive income (loss).

Public Warrants

The fair value of the public warrants is based on the quoted market price of such warrants on the valuation date. As of June 30, 2024 and December 31, 2023, the estimated fair value of the public warrants was $1,505 and $2,591, respectively. The Company recognized a non-cash gain of $585 and a non-cash loss of $1,003 during the three months ended June 30, 2024 and 2023, respectively, and a non-cash gain of $1,086 and $6,604 during the six months ended June 30, 2024 and 2023 resulting from the change in fair value of the public warrants, respectively. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

Private Placement Warrants

As of June 30, 2024 and December 31, 2023, the estimated fair value of the private warrants was $1,260 and $2,170, respectively. The Company recognized a non-cash gain of $490 and a non-cash loss of $840 during the three months ended June 30, 2024 and 2023, respectively, and a non-cash gain of $910 and $5,530 during the six months ended June 30, 2024 and 2023, respectively, resulting from the change in fair value of the private warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

New GPO Note

The New GPO Note was recognized as a liability in connection with the settlement of litigation on the Subscription Date at its estimated fair value of $36,583. The estimated fair value of the New GPO Note was determined based on a trinomial lattice model. The following table presents the assumptions used to determine the fair value of the New GPO Note at June 30, 2024 and at December 31, 2023:

	June 30, 2024	December 31, 2023
Common stock share price	$1.46	$1.14
Risk free rate	4.4%	3.9%
Yield	20.0%	14.5%
Expected volatility	48.0%	50.0%
Expected term (years)	4.0	4.5

Dragonfly Seller Convertible Notes

The Dragonfly Seller Convertible Notes were recognized as a liability in connection with the acquisition on January 27, 2023 at a fair value of $8,635. As of June 30, 2024 and December 31, 2023, the estimated fair value of the Dragonfly Seller Convertible Notes were $7,759 and $9,002. The unrealized change in the fair value of the Dragonfly Seller Convertible Note of $0 and $1,264 is recorded in accumulated other comprehensive income for the three and six months ended June 30, 2024 and the non-cash gain of $357 and $404 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2024. The non-cash gain was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss in the amount of a loss of $981 and a gain of $407 for the three and six months ended June 30, 2023, respectively. The following table presents the assumptions used to determine the fair value of the Dragonfly Seller Convertible Notes at June 30, 2024 and January 27, 2023:

	June 30, 2024	December 31, 2023
Common stock share price	$1.46	$1.14
Risk free rate	4.5%	3.9%
Yield	21.5%	15.5%
Expected volatility	49.0%	50.0%
Expected term (years)	3.6	4.1

As of June 30, 2024, the difference between the aggregate fair value and the unpaid principal balance of the Dragonfly Seller Convertible Notes is $4,869.

Era Convertible Note

The Era Convertible Note was recognized as a liability associated with the Company’s strategic commercial partnership on December 8, 2023 at a fair value of $5,500. During the first quarter of 2024, the Company issued $801 of new debt related to the new Era Convertible Note. During the second quarter of 2024, the Company satisfied all of its obligations underlying the Era Convertible Note by issuing 6,852,099 shares of Common Stock. At December 31, 2023 the fair value of the Era Convertible Note was $5,977, respectively. The non-cash change in fair value of financial instruments recorded in the condensed consolidated statements of operations and comprehensive income (loss) was a loss of $1,506 and $3,189 for the three and six months ended June 30, 2024, respectively. The following table presents the assumptions used to determine the fair value of the Era Convertible Note at December 31, 2023:

December 31, 2023
Common stock share price	$1.14
Risk free rate	4.17%
Yield	153.24%
Expected volatility	63.00%
Expected term (years)	3.9

Contingent Liabilities from acquisitions

The contingent liabilities from acquisitions are classified as Level 3 in the fair value hierarchy. At June 30, 2024 and December 31, 2023, the contingent consideration and compensation relates to the following acquisitions:

	June 30, 2024	December 31, 2023
Curate	$-	$4
Equilibrium	113	112
DT Global	-	14
Total contingent liabilities from acquisitions	$113	$130

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

June 30, 2024
Common stock fair value	$1.33
Time to maturity (years)	1.3
Risk free rate	4.88%
Volatility	52%
Exercise price	$8.56

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. The Company has recognized an impairment of goodwill as disclosed in Note 7, "Goodwill" during the three months ended March 31, 2023. The Company has not identified any additional impairments to be recorded during the three and six months ended June 30, 2024 and 2023.

There were no transfers of assets or liabilities between levels during the six months ended June 30, 2024 and 2023.

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

Business Combination

On July 29, 2022, the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of November 7, 2021, and as amended on May 9, 2022, (the “Merger Agreement”), by and among FiscalNote Holdings, Inc., a Delaware corporation (“Old FiscalNote”), Duddell Street Acquisition Corp., a Cayman Islands exempted company (“DSAC”), and Grassroots Merger Sub, Inc., a Delaware Corporation and a wholly owned direct subsidiary of DSAC (“Merger Sub” and, together with DSAC, the “DSAC Parties”). Pursuant to these transactions, Merger Sub merged with and into Old FiscalNote, with Old FiscalNote becoming a wholly owned subsidiary of DSAC (the “Business Combination” and, collectively with the other transactions described in the Business Combination Agreement, the “Transactions”). In connection with the closing of the Transactions, DSAC domesticated and continued as a Delaware corporation under the name of “FiscalNote Holdings, Inc.” (“New FiscalNote”). Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “FiscalNote,” “we,” “us,” or “our” refer to the business of Old FiscalNote, which became the business of New FiscalNote and its subsidiaries following the closing on July 29, 2022. Subsequent to the closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE.WS,” respectively. The Company accounted for the Business Combination as a reverse recapitalization whereby Old FiscalNote was determined as the accounting acquirer and DSAC as the accounting acquiree. Accordingly, the Business Combination was treated as the equivalent of Old FiscalNote issuing stock for the net assets of DSAC, accompanied by a recapitalization. The net assets of DSAC are stated at historical cost, with no goodwill or other intangible assets recorded.

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

As a result of our acquisitions, we have, and will continue to incur, significant non-cash amortization expense related to the amortization of purchased intangibles, which have reduced our operating income by approximately $0.8 million and $1.3 million during the three months ended June 30, 2024 and 2023, respectively, and $1.8 million and $2.4 million during the six months ended June 30, 2024 and 2023, respectively.

Product rationalization

From time to time, management reviews the Company’s existing products and services based on their financial profile and other strategic factors. In connection with such reviews, management decided to cease actively selling and therefore sunset certain non-core products, representing, in aggregate:

•
subscription revenue of approximately $0.1 million and $0.3 million during the three months ended June 30, 2024 and 2023 and approximately $0.3 million and $0.6 million during the six months ended June 30, 2024 and 2023; and
•
Non-subscription advisory revenue of approximately $0.5 million during the three months ended June 30, 2023 and approximately $1.3 million during the six months ended June 30, 2023.

On March 11, 2024, we sold Board.org. Board.org’s contributions to FiscalNote through March 11, 2024 were as follows:

•
Subscription revenue of approximately $3.2 million during the three months ended June 30, 2023 and approximately $2.8 million and $6.2 million during the six months ended June 30, 2024 and 2023;
•
Non-subscription event revenue of approximately $0.3 million during the three and six months ended June 30, 2023;
•
Run-rate revenue of approximately $15.2 million at December 31, 2023 and $13.6 million at June 30, 2023; and
•
Annual Recurring Revenue ("ARR") of approximately $14.7 million at December 31, 2023 and $13.2 million at June 30, 2023.

At the end of the second quarter of 2023 the Company had approximately 760 employees. In conjunction with the Company's product rationalization, business simplification, and cost takeout actions, the Company's full-time equivalent headcount reduced by approximately 145 from the end of the second quarter of 2023 through June 30, 2024. As a result, the Company has seen a reduction in overall costs across all operating expenses. Management will continue evaluating the Company's product portfolio for additional rationalization opportunities, both to further reduce the complexity of the business and ongoing operating expenses and to raise capital through opportunistic divestitures where appropriate.

Future Growth Initiatives

The Company has observed slower than anticipated client decision-making on new logo sales, cross-sells and upsells, together with softer than expected renewal rates among existing clients, due to several factors including macroeconomic headwinds, competitive pressures and delays in the launch of certain product enhancements. These issues have led to slower growth in ARR, which in turn is expected to impact revenue in the coming fiscal year. In response and subject to the Company's review of strategic alternatives as previously disclosed, the Company is expecting to implement a number of actions to accelerate growth into 2025, including:

•
product enhancements and new product launches to drive improvement in user experience, client engagement and retention;
•
improvements to our client success and support; and
•
cross-selling and upselling opportunities at existing clients.

Several of these initiatives require focused investment in our core product offerings and refinement of our go-to-market approach. We may continue to incur additional costs upfront to implement product enhancements, launch new products and features, obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses specific to subscription revenue. In addition, we will continue to assess opportunities to acquire complementary businesses that supplement our existing platform or enable us to enter adjacent markets.

Key Performance Indicators

In addition to our GAAP results further described and discussed below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we monitor the following key performance indicators to evaluate growth trends, prepare financial projections, make strategic decisions, and measure the effectiveness of our sales and marketing efforts. Our management team assesses our performance based on these key performance indicators because it believes they reflect the underlying trends of our business and serve as meaningful measures of our ongoing operational performance.

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

Our ARR at June 30, 2024 and December 31, 2023, was $109.0 million and $126.1 million, respectively. Excluding Board.Org, our ARR at December 31, 2023 and June 30, 2023 was $111.4 million and $107.0 million, respectively.

Run-Rate Revenue

Management also monitors Run-Rate Revenue, which we define as ARR plus non-subscription revenue earned during the last twelve months. We believe Run-Rate Revenue is an instructive indicator of our total revenue growth, incorporating the non-subscription revenue that we believe is a meaningful contribution to our business as a whole. Although our non-subscription business is non-recurring, we regularly sell different advisory services to repeat customers. The amount of actual subscription and non-subscription revenue that we recognize over any 12-month period is likely to differ from Run-Rate Revenue at the beginning of that period, sometimes significantly. Our Run-Rate Revenue at June 30, 2024 and December 31, 2023, was approximately $120.6 million and $139.7 million, respectively. Excluding Board.org, our Run-Rate Revenue at December 31, 2023 and June 30, 2023 was $124.5 million and $121.4 million, respectively.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. We calculate NRR at our parent account level. Customers from acquisitions are not included in NRR until they have been part of our condensed consolidated results for 12 months. Accordingly, the 2023 and 2022 Acquisitions are not included in our NRR for the three months ended June 30, 2023. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the level of our revenue base, the level of penetration within our customer base, expansion of products and features, the timing of renewals, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. NRR was 98% for the three months ended June 30, 2024 and 2023, respectively.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define Adjusted Gross Profit as Total revenues minus cost of revenues, including amortization of capitalized software development costs and acquired developed technology, before amortization of intangible assets that are included in costs of revenues. We define Adjusted Gross Profit Margin as Adjusted Gross Profit divided by Total revenues.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA reflects further adjustments to EBITDA to exclude certain non-cash items and other items that management believes are not indicative of ongoing operations. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by Total revenues.

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

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues accounted for approximately 93% and 90% of our total revenues for the six months ended June 30, 2024 and 2023.

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

Cost of revenues, including amortization

Cost of revenues, including amortization primarily consists of expenses related to hosting our service, the costs of data center capacity, amortization of developed technology and capitalized software development costs, certain fees paid to various third parties for the use of their technology, services, or data, costs of compensation, including bonuses, stock compensation, benefits and other expenses for employees associated with providing professional services and other direct costs of production. Also included in cost of revenues, including amortization are our costs related to the preparation of contracted advisory deliverables, as well as costs to develop, publish, print and deliver our publications underlying our books revenue.

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

Impairment of goodwill

Goodwill is tested for impairment when indicators are present, and if impaired are written down to fair value. An impairment of goodwill was identified during the three months ended March 31, 2023 and is included in our accompanying condensed consolidated financial statements.

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

Comparison of the Consolidated Results for the Three and Six Months Ended June 30, 2024 and June 30, 2023

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Revenues:
Subscription	$27,151	$29,462	$(2,311)	(7.8)%	$56,777	$57,929	$(1,152)	(2.0)%
Advisory, advertising, and other	2,095	3,380	(1,285)	(38.0)%	4,581	6,442	(1,861)	(28.9)%
Total revenues	29,246	32,842	(3,596)	(10.9)%	61,358	64,371	(3,013)	(4.7)%

Operating expenses:
Cost of revenues, including amortization	6,863	9,485	(2,622)	(27.6)%	14,107	18,422	(4,315)	(23.4)%
Research and development	3,205	4,510	(1,305)	(28.9)%	6,685	9,630	(2,945)	(30.6)%
Sales and marketing	9,001	11,689	(2,688)	(23.0)%	18,416	23,987	(5,571)	(23.2)%
Editorial	4,453	4,752	(299)	(6.3)%	9,113	9,017	96	1.1%
General and administrative	11,260	16,174	(4,914)	(30.4)%	27,336	34,395	(7,059)	(20.5)%
Amortization of intangible assets	2,420	2,901	(481)	(16.6)%	5,105	5,715	(610)	(10.7)%
Impairment of goodwill	-	-	-	NM	-	5,837	(5,837)	100.0%
Transaction costs (gains), net	-	309	(309)	(100.0)%	(4)	1,717	(1,721)	(100.2)%
Total operating expenses	37,202	49,820	(12,618)	(25.3)%	80,758	108,720	(27,962)	(25.7)%
Operating loss	(7,956)	(16,978)	9,022	(53.1)%	(19,400)	(44,349)	24,949	(56.3)%

Gain on sale of business	-	-	-	NM	(71,599)	-	(71,599)	100.0%
Interest expense, net	5,320	7,154	(1,834)	(25.6)%	12,682	13,835	(1,153)	(8.3)%
Change in fair value of financial instruments	(854)	2,987	(3,841)	(128.6)%	(327)	(11,693)	11,366	(97.2)%
Loss on settlement	-	3,474	(3,474)	NM	-	3,474	(3,474)	NM
Other expense (income), net	18	167	(149)	(89.2)%	259	38	221	NM
Net (loss) income before income taxes	(12,440)	(30,760)	18,320	(59.6)%	39,585	(50,003)	89,588	NM
Provision from income taxes	324	213	111	52.1%	1,750	243	1,507	NM
Net (loss) income	$(12,764)	$(30,973)	$18,209	(58.8)%	$37,835	$(50,246)	$88,081	NM

NM - Not meaningful

Revenue:

Subscription revenue

Subscription revenue of $27.2 million for the three months ended June 30, 2024 decreased $2.3 million, or 8%, from $29.5 million for the three months ended June 30, 2023. Subscription revenue of $56.8 million for the six months ended June 30, 2024 decreased $1.2 million for the six months ended June 30, 2023.

The comparability of our revenues between periods was impacted by the Board.org sale and the 2023 Acquisition described under “Factors Impacting the Comparability of Our Results of Operations” above. The table below presents the primary items that impacted the comparability of our subscription revenues between periods.

	Change for the Three Months Ended		Change for the Six Months Ended
	June 30, 2024 vs June 30, 2023		June 30, 2024 vs June 30, 2023
(In thousands)	$	%	$	%
Revenue change driver:
Decrease from sale of business	(3,175)	(100)%	(3,330)	100%
Increase from 2023 Acquisitions	202	100%	991	100%
Decrease from discontinued products	(146)	(55)%	(273)	(48)%
Increase from organic business	808	3%	1,460	3%
Revenues, net (total change)	$(2,311)	(8)%	$(1,152)	(2)%

The decrease in subscription revenue during the three and six month periods is largely due to the impact from the sale of Board.org on March 11, 2024. This is partially offset by organic growth combined with increased revenue from the 2023 Acquisition, which was completed on January 27, 2023.

Advisory, advertising, and other revenue

Advisory, advertising, and other revenue was $2.1 million for the three months ended June 30, 2024, as compared to $3.4 million for the three months ended June 30, 2023. The decrease of $1.3 million, or 38%, was primarily due to timing of revenue recognition for certain contracts.

Advisory, advertising, and other revenue was $4.6 million for the six months ended June 30, 2024, as compared to $6.4 million for the three months ended June 30, 2023. The decrease of $1.9 million, or 29%, was primarily due to timing of revenue recognition for certain contracts.

Revenue by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Three Months Ended June 30,		Change
(In thousands)	2024	2023	$	%
North America	$23,064	$26,744	$(3,680)	(13.8)%
Europe	5,382	5,077	305	6.0%
Australia	319	288	31	10.8%
Asia	481	733	(252)	-34%
Total revenues	$29,246	$32,842	$(3,596)	(10.9)%

	Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%
North America	$49,061	$52,896	$(3,835)	(7.3)%
Europe	10,651	9,177	1,474	16.1%
Australia	622	577	45	7.8%
Asia	1,024	1,721	(697)	-40%
Total revenues	$61,358	$64,371	$(3,013)	(4.7)%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North America revenues decreased primarily for the reasons stated above. Revenues outside of North America increased primarily due to our acquisition of Dragonfly on January 27, 2023 (included in Europe).

Cost of revenues, including amortization

Cost of revenues, including amortization was $6.9 million for the three months ended June 30, 2024, as compared to $9.5 million for the three months ended June 30, 2023. The decrease of $2.6 million, or 28%, was primarily attributable to the sale of Board.org on March 11, 2024 combined with a decrease from workforce planning actions made primarily throughout the second half of 2023 combined with decreases in amortization expense of $0.6 million and $0.4 million related to data center costs.

Cost of revenues, including amortization was $14.1 million for the six months ended June 30, 2024, as compared to $18.4 million for the six months ended June 30, 2023. The decrease of $4.3 million, or 23%, was primarily attributable to the sale of Board.org on March 11, 2024 combined with a decrease from workforce planning actions made primarily throughout the second half of 2023 combined with decreases in amortization expense of $0.7 million and $0.8 million related to data center costs.

Research and development

Research and development expense was $3.2 million for the three months ended June 30, 2024 as compared to $4.5 million for the three months ended June 30, 2023. The decrease of $1.3 million, or 29%, was primarily attributable to a decrease of $1.2 million of workforce planning actions made throughout the second half of 2023 combined with a decrease of $0.1 million attributable to the sale of Board.org on March 11, 2024.

Research and development expense was $6.7 million for the six months ended June 30, 2024 as compared to $9.6 million for the six months ended June 30, 2023. The decrease of $2.9 million, or 31%, was primarily attributable to a decrease of $2.5 million of workforce planning actions made throughout the second half of 2023 combined with a decrease of $0.2 million attributable to the sale of Board.org on March 11, 2024.

Sales and marketing

Sales and marketing expense was $9.0 million for the three months ended June 30, 2024 as compared to $11.7 million for the three months ended June 30, 2023. The decrease of $2.7 million, or 23%, was primarily attributable to an decrease of the workforce planning actions made throughout the second half of 2023 combined with a decrease attributable to the sale of Board.org on March 11, 2024.

Sales and marketing expense was $18.4 million for the six months ended June 30, 2024 as compared to $24.0 million for the six months ended June 30, 2023. The decrease of $5.6 million, or 23%, was primarily attributable to a decrease of the workforce planning actions made throughout the second half of 2023 combined with a decrease attributable to the sale of Board.org on March 11, 2024.

Editorial expense

Editorial expense was relatively flat at $4.5 million for the three months ended June 30, 2024 as compared to $4.8 million for the three months ended June 30, 2023.

Editorial expense was relatively flat at $9.1 million for the six months ended June 30, 2024 as compared to $9.0 million for the six months ended June 30, 2023.

General and administrative

General and administrative expense was $11.3 million for the three months ended June 30, 2024 as compared to $16.2 million for the three months ended June 30, 2023. The decrease of $4.9 million, or 30%, was primarily attributable to a decrease of $2.0 million of stock compensation expense for vested awards, workforce planning actions made throughout the second half of 2023, and a reduction in legal and accounting costs.

General and administrative expense was $27.3 million for the six months ended June 30, 2024 as compared to $34.4 million for the six months ended June 30, 2023. The decrease of $7.1 million, or 21%, was primarily attributable to a decrease of $2.0 million of stock compensation expense for vested awards, workforce planning actions made throughout the second half of 2023, and a reduction in legal and accounting costs.

Impairment of goodwill

Impairment of goodwill was $5.8 million recognized during the first quarter of 2023 related to the impairment of goodwill in the ESG reporting unit. No impairment of goodwill was recorded in the three or six months ended June 30, 2024.

Amortization of intangibles

Amortization of intangibles was $2.4 million for the three months ended June 30, 2024 as compared to $2.9 million for the three months ended June 30, 2023.

Amortization of intangibles was $5.1 million for the six months ended June 30, 2024 as compared to $5.7 million for the six months ended June 30, 2023.

Transaction costs (gains), net

Transaction gains were $0.0 million for the three months ended June 30, 2024, as compared to transaction costs of $0.3 million for the three months ended June 30, 2023. The change of $0.3 million relates to the acquisition of Dragonfly in 2023.

Transaction costs were $0.0 million for the six months ended June 30, 2024, as compared to transaction costs of $1.7 million for the six months ended June 30, 2023. The change of $1.7 million relates to the acquisition of Dragonfly in 2023.

Interest expense, net

Interest expense was $5.3 million for the three months ended June 30, 2024 as compared to $7.2 million for the three months ended June 30, 2023. The decrease in interest expense of $1.8 million was primarily due to the repayment of the Senior Term Loan.

Interest expense was $12.7 million for the six months ended June 30, 2024 as compared to $13.8 million for the six months ended June 30, 2023. The decrease in interest expense of $1.2 million was primarily due to the repayment of the Senior Term Loan.

Change in fair value of financial instruments

Change in fair value of financial instruments was a $0.9 million gain for the three months ended June 30, 2024 as compared to a $3.0 million loss for the three months ended June 30, 2023. The change in financial instruments of $3.9 million is primarily related to the change in the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination combined with the changes in the Dragonfly Seller Convertible Notes, New GPO Note, and the Era Convertible Notes.

Change in fair value of financial instruments was a $0.3 million gain for the six months ended June 30, 2024 as compared to a $11.7 million gain for the six months ended June 30, 2023. The change in financial instruments of $11.4 million is primarily related to the change in the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination combined with the changes in the Dragonfly Seller Convertible Notes, New GPO Note, and the Era Convertible Notes.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Total revenues	$29,246	$32,842	$61,358	$64,371
Costs of revenue, including amortization of capitalized software development costs and acquired developed technology	(6,863)	(9,485)	(14,107)	(18,422)
Gross Profit	$22,383	$23,357	$47,251	$45,949
Gross Profit Margin	77%	71%	77%	71%
Gross Profit	22,383	23,357	47,251	45,949
Amortization of intangible assets	2,507	3,061	4,935	5,658
Adjusted Gross Profit	$24,890	$26,418	$52,186	$51,607
Adjusted Gross Profit Margin	85%	80%	85%	80%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net loss	$(12,764)	$(30,973)	$37,835	$(50,246)
Provision from income taxes	324	213	1,750	243
Depreciation and amortization	5,226	6,297	10,643	12,044
Interest expense, net	5,320	7,154	12,682	13,835
EBITDA	(1,894)	(17,309)	62,910	(24,124)
Gain on sale of business (a)	-	-	(71,599)	-
Stock-based compensation	3,529	5,482	9,704	11,988
Change in fair value of financial instruments (b)	(854)	2,987	(327)	(11,693)
Other non-cash charges (c)	31	58	76	5,931
Acquisition and disposal related costs (d)	394	157	1,098	1,379
Employee severance costs (e)	91	381	198	750
Non-capitalizable debt raising costs	224	110	478	316
Business Combination with DSAC (f)	-	150	-	334
Loss contingency (g)	-	3,722	-	3,890
Costs incurred related to the Special Committee (h)	253	-	453	-
Adjusted EBITDA	$1,774	$(4,262)	$2,991	$(11,229)
Adjusted EBITDA Margin	6.1%	(13.0)%	4.9%	(17.4)%
(a)
Reflects the gain on disposal from the sale of Board.org on March 11, 2024.
(b)
Reflects the non-cash impact from the mark to market adjustments on our financial instruments.
(c)
Reflects the non-cash impact of the following: (i) charge of $49 in the first quarter of 2024 and $31 in the second quarter of 2024 related to the unrealized loss on investments; (ii) gain of $4 in the first quarter of 2024 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021, 2022, and 2023 Acquisitions; (iii) impairment of goodwill of $5,837 in the first quarter of 2023, (iv) loss from equity method investment of $34 in the first quarter of 2023 and $56 in the second quarter of 2023,and (v) charge of $2 in the first quarter of 2023 and $2 in the second quarter of 2023 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021, 2022, and 2023 Acquisitions.
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

Liquidity and Capital Resources

Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company funded operations through raising equity and debt. At June 30, 2024, the Company’s cash, cash equivalents, restricted cash, and short-term investments was $38.4 million compared to $24.4 million at December 31, 2023.

The Company had a negative working capital balance of $37.8 million (excluding cash and short-term investments) at June 30, 2024 and had an accumulated deficit of $778.6 million and $816.4 million as of June 30, 2024 and December 31, 2023, respectively, and has incurred net losses of $33.8 million (excluding the gain on sale of business) for the six months ended June 30, 2024 and $50.2 million for the six months ended June 30, 2023, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, acquiring new businesses and technologies, and investing in infrastructure and product development.

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

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, convertible debt, and preferred share issuances. Our principal debt plus paid-in kind interest outstanding as of June 30, 2024 and December 31, 2023 consisted of the following (excluding any fair value adjustments and debt discounts, as applicable):

(In thousands)	June 30, 2024	December 31, 2023
Senior Term Loan	$93,127	$158,228
New GPO Note	50,434	48,575
Convertible Notes	15,064	14,052
Dragonfly Seller Convertible Notes	12,628	12,223
Era Convertible Note	-	5,500
Aicel Convertible Note	1,089	1,156
PPP Loan	90	144
Total Principal plus PIK Outstanding	$172,432	$239,878

Senior Term Loan

In connection with the closing of the business combination with DSAC, FiscalNote entered into a $150.0 million senior credit agreement (the “Credit Agreement”) with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC (together the "Senior Lenders”). The Credit Agreement also provides for an uncommitted incremental loan facility totaling $100.0 million available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “New Incremental Term Facility”) (collectively the “Senior Credit Facility”). The annual interest of the Senior Term Loan consists of two components: a cash interest component of (a) the greater of (i) Prime Rate plus 5.0% per annum and (ii) 9.0% payable monthly, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. The Senior Credit Facility will mature on July 29, 2027. Pursuant to Amendment No. 4, beginning on August 15, 2026, the Senior Term Loan must be repaid in even amounts on a monthly basis over the remaining 12 months, with the final balance due on July 15, 2027. Borrowings under our Senior Credit Facility are collateralized by substantially all assets of the borrowers and guarantors party thereto.

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

During the six months ended June 30, 2024, we made cash interest payments totaling $8.5 million related to the Senior Term Loan.

The Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were four financial covenants in place at June 30, 2024: a minimum cash balance requirement, minimum annual recurring revenue requirement, an adjusted EBITDA requirement (as defined in the Credit Agreement, as amended) and a capital expenditure limitation. At June 30, 2024, the Company was in compliance with all of the covenants. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

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

The New GPO Note is subordinate to the Company’s obligations under its New Senior Term Loan which limits certain actions that the Company and the Investor may take under the New GPO Note. At any time prior to the July 3, 2028, the Investor is entitled to convert all or any portion of the principal amount of the New GPO Note and accrued interest thereon into shares of Class A Common Stock at $7.92 per share. The New GPO Note is subject to customary anti-dilution adjustments for stock splits and similar transactions and, subject to standard exceptions, weighted average anti-dilution protection. The principal amount, together with accrued interest thereon, of the New GPO Note is redeemable by the Company in whole or in part based on certain conditions as defined in the New GPO Note.

The Company elected to account for the New GPO Note using the fair value option. The New GPO Note was recorded at its June 30, 2023 acquisition date fair value of $36.6 million. The Company initially recorded a loss contingency of $11.7 million in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the New GPO Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and New GPO Note, the Company recorded an additional loss on settlement with GPO of $3.5 million in the condensed consolidated statement of operations for the three and six months ended June 30, 2023.

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

Era Convertible Note

On December 8, 2023 and January 5, 2024, we issued convertible notes in an aggregate principal amount of $6.3 million in connection with the Company's strategic commercial partnership with Era. During the three months ended June 30, 2024, the Company converted the Era Convertible Notes into 6,852,099 shares of Common Stock, pursuant to the terms of the convertible notes, as amended.

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

Capital expenditures

Capital expenditures primarily consist of purchases of capitalized software costs and property and equipment. Our capital expenditures program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment to grow our business. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. Our total capital expenditures were $4.1 million and $4.1 million for the six months ended June 30, 2024 and 2023, respectively.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(988)	$(20,206)
Investing activities	$86,951	$(9,096)
Financing activities	$(71,825)	$6,564
Effect of exchange rates on cash	$(111)	$(383)
Net change in cash and cash equivalents	$14,027	$(23,121)

Operating activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock based compensation, changes in fair value of warrant liabilities, non-cash interest expense, and loss on debt extinguishment, as well as the effect of changes in working capital and other activities.

Cash used in operating activities in the six months ended June 30, 2024 was $1.0 million, a decrease of $19.2 million compared to the six months ended June 30, 2023. The primary factors affecting our net operating cash flows during this period was our net income of $37.8 million, which includes non-cash expenses items totaling $43.3 million, including a gain on disposal of $71.6 million, non-cash and paid-in kind interest expense of $5.4 million, stock-based compensation expense of $9.7 million, a gain due to the change in fair value of financial instruments of $0.3 million, non-cash lease expense of $1.1 million, and amortization and depreciation of $12.5 million, other non-cash items of $0.1 million and the effect of changes in operating assets and liabilities that resulted in cash inflows of $4.5 million.

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

Investing activities

Net cash provided by (used in) investing activities in the six months ended June 30, 2024 was $87.0 million compared to $(9.1) million in the six months ended June 30, 2023. Net cash provided by investing activities in the six months ended June 30, 2024 primarily consisted of cash proceeds from the sale of a business of $91.4 million partially offset by cash paid of $4.4 million of capital expenditures primarily related to software development costs. Net cash used in investing activities in the six months ended June 30, 2023 was $9.1 million, which primarily consisted of cash paid for acquisitions, net of cash acquired of $5.0 million and cash paid of $4.1 million of capital expenditures primarily related to software development costs.

Financing activities

Net cash (used in) provided by financing activities in the six months ended June 30, 2024 was $(71.8) million, compared to $6.6 million for the six months ended June 30, 2023. Net cash used in financing activities during the six months ended June 30, 2024 primarily consisted of payments of long-term debt and deferred financing costs primarily related to Amendment 4 to the Credit Agreement and the sale of Board.org of $72.8 million partially offset by the proceeds from the issuance of Era Convertible Notes of $0.8 million and proceeds from the issuance of stock options and ESPP purchases of $0.2 million. Net cash provided by financing activities in the six months ended June 30, 2023 was $6.6 million, which primarily consisted of $6.0 million from Amendment 1 to the Credit Agreement and $0.6 million from the proceeds from the exercise of stock options.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the six months ended June 30, 2024, as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 15, 2024.

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

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue for the three and six months ended June 30, 2024, was negatively impacted by approximately 1.0% compared to the three and six months ended June 30, 2023.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate Senior Term Loan. Our exposure to changes in interest rates is associated with the Prime Rate.

As of June 30, 2024, we had outstanding borrowings on our Senior Term Loan of $93.1 million, which bear cash interest at a floating rate based on the Prime Rate plus an applicable margin. At June 30, 2024, the interest rate on our Senior Term Loan was 13.25%. Assuming no change in the outstanding borrowings on our Senior Term Loan, we estimate that a one percentage point increase in the Prime Rate would increase our annual cash interest expense by approximately $0.9 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, due to the material weaknesses identified in the prior year, our disclosure controls and procedures were not effective as of June 30, 2024. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses identified in prior year and material weakness remediation activities, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2024, except as set forth below.

Our potential inability to maintain compliance with certain financial covenants set forth in the Credit Agreement raises substantial doubt about our ability to continue as a going concern.

The Company may not remain compliant with one, or all, of its financial covenants under the Credit Agreement. In the event that the Company is not compliant with all of its financial covenants under the Credit Agreement, the lenders may declare the outstanding amount thereunder immediately due and payable, at which time the Company would not have sufficient liquidity to satisfy the lenders rights. Accordingly, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year from the date of this filing.

If the Company’s strategic review does not result in any transaction or other outcome, it may need to consider restructuring or refinancing its debt, seeking additional equity or debt financing, or rationalization opportunities, both to further reduce the complexity of the business and ongoing operating expenses and to raise capital through opportunistic divestitures where appropriate. If the Company seeks additional financing and there remains substantial doubt about the Company's ability to continue as a going concern, financing sources may be unwilling to provide such funding to the Company on commercially reasonable terms, or at all. Furthermore, the perception that the Company may not be able to continue as a going concern may cause current and potential customers to review their business relationships and terms with the Company. Uncertainty regarding the Company's ability to continue as a going concern could also have a material and adverse impact on the price of the Company’s Class A Common Stock, which could negatively impact its ability to obtain equity-based financing or enter into strategic transactions. For more information, see Note 1, “Summary of Business and Significant Accounting Policies,” and Note 8, “Debt,” to the consolidated financial statements included herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than as reported on each of our Current Reports on Form 8-K, we did not have any unregistered sales of equity securities during the three months ended June 30, 2024.

Use of Proceeds

Not applicable

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended June 30, 2024.

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

Exhibit 4.6 of DSAC’s Form S-4/A filed with the SEC on June 27, 2022 (File No. 333-261483).
4.4	Form of Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on March 20, 2023 (File No. 001-39672).
10.1*	Letter Agreement, dated as of April 11, 2024, by and between FiscalNote Holdings, Inc. and EGT-East, LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2024 (File No. 001-39672).
10.2*	Second Letter Agreement, dated as of June 12, 2024, by and between FiscalNote Holdings, Inc. and EGT-East, LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2024 (File No. 001-39672).
10.3+	Form of Indemnification Agreement	Exhibit 10.3 to the Current Report on Form 10-Q filed on May 10, 2024 (File No. 001-39672).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32	Section 1350 Certifications.	Furnished with this report.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Submitted electronically with this report.

* All schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted schedules to the SEC upon its request.

+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISCALNOTE HOLDINGS, INC.

Date: August 8, 2024	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Date: August 8, 2024	By:	/s/ Timothy Hwang
Name: Timothy Hwang
Title: Chief Executive Officer