Form 10-Q
period 2024-09-30
FiscalNote Holdings, Inc.
filed 2024-11-12
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 132,925,259 shares of Class A common stock, $0.0001 par value per share, outstanding, and 8,290,921 shares of Class B common Stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares, and par value)

	(Unaudited)
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,688	$16,451
Restricted cash	683	849
Short-term investments	7,040	7,134
Accounts receivable, net	11,249	16,931
Costs capitalized to obtain revenue contracts, net	3,078	3,326
Prepaid expenses	3,210	2,593
Other current assets	3,414	2,521
Total current assets	54,362	49,805

Property and equipment, net	5,444	6,141
Capitalized software costs, net	14,895	13,372
Noncurrent costs capitalized to obtain revenue contracts, net	3,347	4,257
Operating lease assets	17,062	17,782
Goodwill	165,964	187,703
Customer relationships, net	44,164	53,917
Database, net	17,208	18,838
Other intangible assets, net	15,005	18,113
Other non-current assets	498	633
Total assets	$337,949	$370,561

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$10,018	$105
Accounts payable and accrued expenses	7,635	12,909
Deferred revenue, current portion	40,257	43,530
Customer deposits	1,136	3,032
Contingent liabilities from acquisitions, current portion	114	130
Operating lease liabilities, current portion	3,650	3,066
Other current liabilities	3,976	2,878
Total current liabilities	66,786	65,650

Long-term debt, net of current maturities	142,152	222,310
Deferred tax liabilities	1,266	2,178
Deferred revenue, net of current portion	134	875
Operating lease liabilities, net of current portion	23,982	26,162
Public and private warrant liabilities	2,304	4,761
Other non-current liabilities	2,808	5,166
Total liabilities	239,432	327,102
Commitment and contingencies (Note 17)
Stockholders' equity:
Class A Common stock ($0.0001 par value, 1,700,000,000 authorized, 132,584,083 and 121,679,829 issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	13	11
Class B Common stock ($0.0001 par value, 9,000,000 authorized, 8,290,921 issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	1	1
Additional paid-in capital	885,872	860,485
Accumulated other comprehensive income (loss)	6,147	(622)
Accumulated deficit	(793,516)	(816,416)
Total stockholders' equity	98,517	43,459
Total liabilities and stockholders' equity	$337,949	$370,561

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Subscription	$27,238	$30,057	$84,015	$87,986
Advisory, advertising, and other	2,201	3,952	6,782	10,394
Total revenues	29,439	34,009	90,797	98,380
Operating expenses: (1)
Cost of revenues, including amortization	6,235	10,441	20,342	28,863
Research and development	3,250	4,540	9,935	14,170
Sales and marketing	9,068	11,235	27,484	35,222
Editorial	4,639	4,516	13,752	13,533
General and administrative	10,622	14,418	37,958	48,813
Amortization of intangible assets	2,436	2,899	7,541	8,614
Impairment of goodwill	-	-	-	5,837
Transaction (gains) costs, net	-	(579)	(4)	1,138
Total operating expenses	36,250	47,470	117,008	156,190
Operating loss	(6,811)	(13,461)	(26,211)	(57,810)

Gain on sale of business (Note 4)	-	-	(71,599)	-
Interest expense, net	5,585	8,018	18,267	21,853
Change in fair value of financial instruments	3,501	(7,157)	3,174	(18,850)
Loss on settlement	-	-	-	3,474
Other (income) expense, net	(341)	207	(82)	245
Net (loss) income before income taxes	(15,556)	(14,529)	24,029	(64,532)
(Benefit) provision from income taxes	(621)	(62)	1,129	181
Net (loss) income	(14,935)	(14,467)	22,900	(64,713)
Other comprehensive income (loss)	1,123	(1,006)	1,062	(1,037)
Total comprehensive (loss) income	$(13,812)	$(15,473)	$23,962	$(65,750)

Earnings (loss) per share attributable to common shareholders (Note 14):
Basic and Diluted	$(0.11)	$(0.11)	$0.17	$(0.49)
Weighted average shares used in computing earnings (loss) per share attributable to common shareholders:
Basic and Diluted	135,050,093	128,832,502	135,160,124	131,994,563

(1) Amounts include stock-based compensation expenses, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues, including amortization	$116	$45	$324	$185
Research and development	454	328	1,138	1,080
Sales and marketing	486	1,041	1,182	1,718
Editorial	200	120	465	292
General and administrative	2,925	4,690	10,776	14,937

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Equity (Deficit)
	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount

Balance at December 31, 2022	131,416,516	13	846,205	(785)	(700,743)	144,690
Adoption of new accounting standard	-	-	-	-	(212)	(212)
Issuance of Class A common stock in connection with business acquisitions	1,885,149	-	9,539	-	-	9,539
Issuance of Class A common stock upon vesting of restricted share units	287,157	-	-	-	-	-
Issuance of Class A common stock upon exercise of stock options	194,775	-	264	-	-	264
Issuance of Class A common stock upon settlement of contingent consideration	83,393	-	196	-	-	196
Stock-based compensation expense	-	-	6,506	-	-	6,506
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	(917)	-	-	(917)
Net loss	-	-	-	-	(19,273)	(19,273)
Foreign currency translation loss	-	-	-	(359)	-	(359)
Balance at March 31, 2023	133,866,990	$13	$861,793	$(1,144)	$(720,228)	$140,434
Issuance of Class A common stock upon vesting of restricted share units	478,619	-	-	-	-	-
Issuance of Class A common stock upon employee stock purchase plan	102,807	-	318			318
Issuance of Class A common stock upon exercise of stock options	8,437	-	35	-	-	35
Stock-based compensation expense	-	-	5,482	-	-	5,482
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	(494)	-	-	(494)
Return of common stock (Note 17)	(5,881,723)	(1)	(21,409)	-	-	(21,410)
Net loss	-	-	-	-	(30,973)	(30,973)
Foreign currency translation gain	-	-	-	328	-	328
Balance at June 30, 2023	128,575,130	$12	$845,725	$(816)	$(751,201)	$93,720
Issuance of Class A common stock upon vesting of restricted share units	313,090	-	-	-	-	-
Issuance of Class A common stock upon exercise of stock options	7,529	-	33	-	-	33
Stock-based compensation expense	-	-	5,590	-	-	5,590
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	(301)	-	-	(301)
Net loss	-	-	-	-	(14,467)	(14,467)
Foreign currency translation gain	-	-	-	(1,006)	-	(1,006)
Balance at September 30, 2023	128,895,749	$12	$851,047	$(1,822)	$(765,668)	$83,569

Balance at December 31, 2023	129,970,750	12	860,485	(622)	(816,416)	43,459
Issuance of Class A common stock upon vesting of restricted share units	867,341	-	-	-	-	-
Issuance of Class A common stock upon exercise of employee stock purchase plan	202,327	-	196	-	-	196
Stock-based compensation expense	-	-	6,175	-	-	6,175
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	76	-	-	76
Change in fair value of debt instruments (Note 16)	-	-	-	5,707	-	5,707
Net income	-	-	-	-	50,599	50,599
Foreign currency translation loss	-	-	-	(116)	-	(116)
Balance at March 31, 2024	131,040,418	$12	$866,932	$4,969	$(765,817)	$106,096
Issuance of Class A common stock upon vesting of restricted share units	1,292,237	1	-	-	-	1
Note conversion	6,852,099	1	9,966		-	9,967
Stock-based compensation expense	-	-	3,529	-	-	3,529
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	8	-	-	8
Net loss	-	-		-	(12,764)	(12,764)
Foreign currency translation gain	-	-		55	-	55
Balance at June 30, 2024	139,184,754	$14	$880,435	$5,024	$(778,581)	$106,892
Issuance of Class A common stock upon vesting of restricted share units	597,575	-	-	-	-	-
Issuance of Class A common stock upon exercise of employee stock purchase plan	307,538	-	275	-	-	275
Issuance of Class A common stock upon exercise of stock options	-	-	3	-	-	3
Shares issued to satisfy interest on GPO Note	785,137	-	967	-	-	967
Stock-based compensation expense	-	-	4,181	-	-	4,181
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	11	-	-	11
Net loss	-	-	-	-	(14,935)	(14,935)
Foreign currency translation gain	-	-	-	1,123	-	1,123
Balance at September 30, 2024	140,875,004	$14	$885,872	$6,147	$(793,516)	$98,517

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net income (loss)	$22,900	$(64,713)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	905	1,007
Amortization of intangible assets and capitalized software development costs	14,699	19,068
Amortization of deferred costs to obtain revenue contracts	2,795	2,602
Gain on sale of business (Note 4)	(71,599)	-
Impairment of goodwill	-	5,837
Non-cash operating lease expense	1,567	2,885
Stock-based compensation	13,885	18,212
Loss on settlement	-	3,474
Other non-cash expenses	4	(688)
Bad debt expense	201	267
Change in fair value of acquisition contingent consideration	(4)	(138)
Unrealized loss on securities	95	115
Change in fair value of financial instruments	3,174	(18,850)
Deferred income taxes	(838)	(80)
Paid-in-kind interest, net	5,995	3,987
Non-cash interest expense	2,244	3,035
Changes in operating assets and liabilities:
Accounts receivable, net	4,149	2,560
Prepaid expenses and other current assets	(1,429)	1,935
Costs capitalized to obtain revenue contracts, net	(2,155)	(3,263)
Other non-current assets	163	(119)
Accounts payable and accrued expenses	(3,047)	(6,389)
Deferred revenue	4,796	6,141
Customer deposits	(928)	(2,182)
Other current liabilities	1,082	(754)
Contingent liabilities from acquisitions, net of current portion	(13)	(39)
Operating lease liabilities	(2,538)	(5,844)
Other non-current liabilities	(53)	(6)
Net cash used in operating activities	(3,950)	(31,940)

Investing Activities:
Capital expenditures	(6,875)	(5,957)
Purchases of short-term investments	-	(7,369)
Cash proceeds from the sale of business, net (Note 4)	91,384	-
Cash paid for business acquisitions, net of cash acquired	-	(5,010)
Net cash provided by (used in) investing activities	84,509	(18,336)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	801	6,000
Principal payments of long-term debt	(65,781)	(80)
Payment of deferred financing costs	(7,068)	-
Proceeds from exercise of stock options and employee stock purchase plan purchases	474	650
Net cash (used in) provided by financing activities	(71,574)	6,570

Effects of exchange rates on cash	86	(184)

Net change in cash, cash equivalents, and restricted cash	9,071	(43,890)
Cash, cash equivalents, and restricted cash, beginning of period	17,300	61,223
Cash, cash equivalents, and restricted cash, end of period	$26,371	$17,333

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock for conversion of debt and interest	$10,934	$-
Warrants issued in conjunction with long-term debt issuance	$-	$178
Amounts held in escrow related to the sale of Board.org	$285	$-
Property and equipment purchases included in accounts payable	$74	$323

Supplemental Cash Flow Activities:
Cash paid for interest	$11,723	$15,290
Cash paid for taxes	$277	$16

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

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet and its results of operations, including its comprehensive loss, temporary equity, stockholders' equity (deficit), and cash flows. All adjustments are of a normal recurring nature. The results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Going Concern

In accordance with Accounting Standards Codification Topic 205-40, Going Concern, the Company evaluates whether there are certain conditions and events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash, cash equivalents, restricted cash, and short-term investments were $33.4 million at September 30, 2024, compared with $24.4 million at December 31, 2023. Further, the Company had a negative working capital balance of $45.8 million (excluding cash and short-term investments) at September 30, 2024 and had an accumulated deficit of $793.5 million and $816.4 million as of September 30, 2024 and December 31, 2023, respectively, and has incurred net losses of $48.7 million (excluding the effect of the gain on sale of business) and $64.7 million for the nine months ended September 30, 2024 and 2023, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development. Historically, the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company funded operations through raising equity and debt and selling assets, including the receipt of approximately $18.1 million of net cash proceeds that were retained by the Company for operating matters from the sale of Board.org, see Note 4, Acquisitions and Dispositions.

The Company has implemented various cost saving measures throughout 2023 and during 2024 to rationalize its cost structure and is actively evaluating additional cost saving opportunities and sources of capital. As there can be no assurance that cost saving measures and necessary financing will be available, the Company may execute other strategic alternatives to maximize stakeholder value, including further expense reductions, sale of all or portions of the business, corporate capital restructuring or formal reorganization, or liquidation of assets.

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

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. The Company’s cash and cash equivalents at times exceed amounts guaranteed by the Federal Deposit Insurance Corporation. The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At September 30, 2024, approximately 47% of the Company’s cash and cash equivalents were held at JPMorgan Chase Bank, N.A.

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days billings are past due, collection history of each customer, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in sales and marketing expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of September 30, 2024 and December 31, 2023, allowance for credit losses of $1,479 and $1,252, respectively, was included in the accounts receivable, net balance.

No single customer accounted for more than 10% of the Company's accounts receivable balance as of September 30, 2024 and December 31, 2023. Revenue derived from the U.S. Federal Government was 17% and 15% of revenue for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, assets located in the United States were approximately 83% and 85% percent of total assets, respectively.

As of September 30, 2024 two vendors accounted for more than 10% of the Company's accounts payable balance. No vendors individually accounted for more than 10% of the Company’s accounts payable as of December 31, 2023. During the nine months ended September 30, 2024 and 2023, no vendor and one vendor represented more than 10% of the total purchases made.

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

Note 3. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Subscription	$27,238	$30,057	$84,015	$87,986
Advisory	1,123	1,555	3,345	3,906
Advertising	437	428	1,259	1,204
Books	39	27	220	1,151
Other revenue	602	1,942	1,958	4,133
Total	$29,439	$34,009	$90,797	$98,380

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$23,073	$27,025	$72,134	$79,921
Europe	5,527	5,015	16,178	14,192
Australia	328	298	950	875
Asia	511	1,671	1,535	3,392
Total	$29,439	$34,009	$90,797	$98,380

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the three months ended September 30, 2024 and 2023, revenue attributed to the United Kingdom represented approximately 15% and 12% of total revenues, respectively. For the nine months ended September 30, 2024 and 2023, revenue attributed to the United Kingdom represented approximately 14% and 11% of total revenues, respectively. No other foreign country represented more than five percent of total revenue during the three and nine months ended September 30, 2024 and 2023.

Contract Assets

The Company had contract assets of $1,171, $1,183, and $1,464 as of September 30, 2024, December 31, 2023, and December 31, 2022, respectively. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the condensed consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2022	$36,487
Acquired deferred revenue	3,941
Revenue recognized in the current period from amounts in the prior balance	(33,226)
New deferrals, net of amounts recognized in the current period	39,551
Effects of foreign currency	(47)
Balance at September 30, 2023	$46,706

Balance at December 31, 2023	$44,405
Sale of Board.org	(9,117)
Revenue recognized in the current period from amounts in the prior balance	(35,869)
New deferrals, net of amounts recognized in the current period	40,594
Effects of foreign currency	378
Balance at September 30, 2024	$40,391

Costs Capitalized to Obtain Revenue Contracts

During the nine months ended September 30, 2024 and 2023, the Company capitalized $2,155 and $3,286 of costs to obtain revenue contracts. The Company amortized costs capitalized to obtain revenue contracts in the amount of $910 and $954 to sales and marketing expense during the three months ended September 30, 2024 and 2023, respectively, and $2,795 and $2,602 during the nine months ended September 30, 2024 and 2023, respectively. There were no impairments of costs capitalized to obtain revenue contracts for the three and nine months ended September 30, 2024 and 2023.

Unsatisfied Performance Obligations

At September 30, 2024, the Company had $81,746 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this over the next five years.

Note 4. Acquisitions and Dispositions

2024 Disposition

On March 11, 2024, the Company entered into an agreement (the "Purchase Agreement") to sell the equity of the Company's subsidiary owning and operating its Board.org business ("Board.org") with Exec Connect Intermediate LLC (the “Buyer”). On March 11, 2024, after adjustments based on Board.org’s working capital, indebtedness and transaction expenses, as well as retention payments payable to certain employees of Board.org, the Company received $90,905 in cash (excluding $785 of the purchase price that was deposited into escrow to satisfy certain potential post-closing purchase price adjustments and indemnification claims and including $21 of cash acquired by the Buyer). The Company is entitled to receive an earn-out payment of up to $8,000, less the amount of certain retention payments potentially owing to the former Board.org employees, if the Board.org business achieves specified revenue targets for fiscal year 2024. The Purchase Agreement contains representations, warranties and indemnification obligations of the parties customary for transactions similar to those contemplated by the Purchase Agreement. As a result of the sale of Board.org, the Company recorded a pre-tax gain on disposal of $71,599, inclusive of the $785 of funds placed in escrow that the Company anticipates receiving and $50 of estimated post-closing purchase price adjustment which are included in other current assets. On June 6, 2024, the Company received $500 of the $785 placed in escrow and finalized the post-closing purchase price adjustment. At September 30, 2024 the Company has $285 included in other current assets representing the remaining balance held in escrow pursuant to the Purchase Agreement.

The proceeds from the sale of Board.org were used in part to prepay $65,700 of term loans under the Company’s Credit Agreement, and pay $7,068 of related prepayment and exit fees associated with the retired amount. The remaining $18,137 of net proceeds were retained by the Company for general corporate purposes. As part of the sale the Company recorded a current tax liability for federal and state income tax of $2,004 and a non-cash deferred tax charge of $300.

The Company determined that Board.org was not a significant subsidiary, and the disposition of Board.org did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for Board.org were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements."

Pursuant to the Employee Lease Agreement entered into in connection with the closing of the sale of Board.org, the Company was the employer of record for the Board.org employees until June 30, 2024. Under the terms of the Employee Lease agreement, the Company was responsible for the payment of salaries and benefits to the Board.org employees at the direction of the Buyer, until the Buyer legally assumed those employees. On July 1, 2024 the Buyer became the employer of record for the Board.org employees and all services under the Employee Lease Agreement ceased.

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

The following table details the composition of lease expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,170	$1,200	$3,614	$5,000
Variable lease cost	70	304	220	701
Short-term lease cost	77	123	167	462
Total lease costs	$1,317	$1,627	$4,001	$6,163
Sublease income	$(26)	$(26)	$(77)	$(1,416)

Cash payments related to operating lease liabilities were $4,442 and $7,959 (inclusive of $1,682 lease termination fee) for the nine months ended September 30, 2024 and 2023, respectively.

Note 6. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	September 30, 2024				December 31, 2023				Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Remaining Useful Life (Years) September 30, 2024
Customer relationships	$80,128	$(33,729)	$(2,235)	$44,164	$88,544	$(32,392)	$(2,235)	$53,917	8.0
Developed technology	37,453	(28,982)	(1,909)	6,562	37,205	(26,743)	(1,909)	8,553	7.0
Databases	29,887	(12,679)	-	17,208	29,895	(11,057)	-	18,838	8.1
Tradenames	11,879	(5,015)	(579)	6,285	12,077	(4,367)	(579)	7,131	7.8
Expert network	2,832	(1,712)	-	1,120	2,692	(1,291)	-	1,401	2.4
Patents	850	(229)	(8)	613	784	(217)	(8)	559	17.4
Content library	592	(167)	-	425	592	(123)	-	469	7.2
Total	$163,621	$(82,513)	$(4,731)	$76,377	$171,789	$(76,190)	$(4,731)	$90,868

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $2,435 and $2,899 for the three months ended September 30, 2024 and 2023, respectively, and $7,540 and $8,614 for the nine months ended September 30, 2024 and 2023, respectively.

Amortization of developed technology was recorded as part of cost of revenues, including amortization in the amount of $531 and $3,140 for the three months ended September 30, 2024 and 2023, respectively, and $2,059 and $5,783 for the nine months ended September 30, 2024 and 2023, respectively.

The expected future amortization expense for intangible assets as of September 30, 2024 is as follows:

2024 (remainder)	$2,692
2025	10,565
2026	10,294
2027	9,860
2028	9,505
Thereafter	33,461
Total	$76,377

The Company regularly reviews the remaining useful lives of its intangible assets. In the second quarter of 2023, the Company revised the remaining useful life of certain of its developed technology. Accordingly, the Company recognized $1,935 of amortization expense during the three months ended September 30, 2023.

Capitalized software development costs

Capitalized software development costs are as follows:

	September 30, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Capitalized software development costs	$33,738	$(17,351)	$(1,492)	$14,895	$27,659	$(12,795)	$(1,492)	$13,372

During the nine months ended September 30, 2024 and 2023, the Company capitalized interest on capitalized software development costs in the amount of $393 and $313, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues, including amortization in the amount of $1,693 and $1,656 for the three months ended September 30, 2024 and 2023, respectively, and $5,100 and $4,671 for the nine months ended September 30, 2024 and 2023, respectively. The estimated useful life is determined at the time each project is placed in service.

Note 7. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually as of October 1 of each year.

The changes in the carrying amounts of goodwill, which are generally not deductible for tax purposes, are as follows:

Balance at December 31, 2023	$187,703
Sale of Board.org	(23,022)
Impact of foreign currency fluctuations	1,283
Balance at September 30, 2024	$165,964

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

Note 8. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	September 30, 2024	December 31, 2023
Senior Term Loan	$93,365	$158,228
New GPO Note	36,487	36,954
Convertible Notes	15,595	14,052
Dragonfly Seller Convertible Notes	9,226	9,002
Era Convertible Note	-	5,977
Aicel Convertible Note	1,150	1,156
PPP loan	63	144
Total gross debt	155,886	225,513
Debt issuance costs	(3,716)	(3,098)
Total	152,170	222,415
Less: Current maturities	(10,018)	(105)
Total Long-term debt	$142,152	$222,310

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

The Prime Rate in effect for the Senior Term Loan was 8.50% at September 30, 2024. For the nine months ended September 30, 2024 and 2023, the Company incurred $11,165 and $15,341 and $837 and $1,177 of cash interest and paid-in-kind interest, respectively, on the Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the Senior Term Loan as the payment of such interest will occur upon the settlement of the Senior Term Loan.

The Company may prepay the Senior Term Loan in whole, subject to a 2.0% prepayment fee if prepaid prior to July 30, 2024, 1.0% prepayment fee if prepaid after July 30, 2024 but prior to July 30, 2025, and no prepayment fee if prepaid on or after July 30, 2025. The July 2023 Deferred Fee, as previously amended, of $2,034 was paid as part of Amendment No. 4. Accordingly, the Company recognized the accretion of the July 2023 Deferred Fee as interest expense through March 11, 2024. Prior to Amendment No. 4, the Company had $8,970 of deferred fees due at the earlier of prepayment or maturity of the Senior Term Loan which were amortized over the term of the Senior

Term Loan using the effective interest method. On March 11, 2024, and as a result of Amendment No. 4, the Company had $5,250 of deferred fees outstanding which the Company recognized the accretion of these deferred fees as interest expense. The $1,134 of prepayment fee paid on March 11, 2024 was treated as a debt discount. The amortization recorded for the three months ended September 30, 2024 and September 30, 2023 was $675 and $180, respectively, and for the nine months ended September 30, 2024 and September 30, 2023 was $1,487 and $490, respectively, and is included within interest expense in the condensed consolidated statements of operations and comprehensive income (loss). The remaining unamortized debt discount at September 30, 2024 is $3,317, excluding any deferred fees, and is reflected net against debt on the condensed consolidated balance sheets.

The Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were four financial covenants in place at September 30, 2024: a minimum cash balance requirement, minimum ARR requirement, an adjusted EBITDA requirement and a capital expenditure limitation. As of, and for the three and nine months ended September 30, 2024, the Company was in compliance with all required financial covenants. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

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

The New GPO Note is subordinate to the Company’s obligations under its Senior Term Loan which limits certain actions that the Company and the Investor may take under the New GPO Note. At any time prior to the July 3, 2028 maturity date, the Investor is entitled to convert all or any portion of the principal amount of the New GPO Note and accrued interest thereon into shares of Class A Common Stock at $7.92 per share. The New GPO Note is subject to customary anti-dilution adjustments for stock splits and similar transactions and, subject to standard exceptions, weighted average anti-dilution protection. The principal amount, together with accrued interest thereon, of the New GPO Note is redeemable by the Company in whole or in part based on certain conditions as defined in the New GPO Note. Pursuant to the terms of the New GPO Note, paid-in-kind interest accrued from the date of issuance through June 30, 2024. Beginning on July 1, 2024 the Company was required to pay interest with either cash or shares, solely at the discretion of the Company. Accordingly, on September 30, 2024, the Company issued 785,137 Class A Common Shares in satisfaction of the third quarter interest of $967. The Company expects to satisfy future quarterly interest payments in shares.

The Company elected to account for the New GPO Note using the fair value option. The New GPO Note was recorded at its June 30, 2023 acquisition date fair value of $36,583. The Company initially recorded a loss contingency of $11,700 in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the New GPO Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and New GPO Note, the Company recorded an additional non-cash loss on settlement with GPO of $3,474 in the condensed consolidated statement of operations for the nine months ended September 30, 2023. The fair market value at September 30, 2024 and December 31, 2023 was $36,487 and $36,954, respectively. The unrealized change in the fair value of the New GPO Note of $4,443 is recorded in accumulated other comprehensive income for the period ended September 30, 2024 and the non-cash loss was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a loss of $3,234 and $2,117 for the three and nine months ended September 30, 2024, respectively. The Company incurred total interest expense related to the new GPO note of $967 and $868 for the three months ended September 30, 2024 and 2023 and $2,826 and $868 for the nine months ended September 30, 2024 and 2023, respectively.

Convertible Notes

At September 30, 2024, the holders of four convertible notes that were previously issued by Old FiscalNote (the “Convertible Notes”) with a principal and accrued PIK balance of $15,595, remained outstanding. The Company incurred total interest expense related to the Convertible Notes, including the amortization of the various discounts, of $630 and $548 during the three months ended September 30, 2024 and 2023, respectively, and $1,829 and $1,585 for the nine months ended September 30, 2024 and 2023, respectively. These notes mature in July 2025 and November 2025. The notes that mature in July 2025 are recorded in the current maturities of long-term debt.

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

The Company elected to account for the Dragonfly Seller Convertible Notes using the fair value option. The Dragonfly Seller Convertible Notes were recorded at their acquisition date fair value of $8,635. The fair market value at September 30, 2024 and at December 31, 2023 was $9,226 and $9,002. The unrealized change in the fair value of the Dragonfly Seller Convertible Note of $0 and $1,264 is recorded in accumulated other comprehensive income for the three and nine months ended September 30, 2024 and the non-cash loss of $743 and $339 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2024. The non-cash gain was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss in the amount of a gain of $401 and a loss of $6 for the three and nine months ended September 30, 2023, respectively. The Company incurred total interest expense related to the Dragonfly Seller Convertible Notes of $259 and $230 during the three months ended September 30, 2024 and 2023, respectively, and $747 and $609 for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company elected to account for the Era Convertible Notes using the fair value option. The Era Convertible Note dated December 8, 2023 was recorded at its acquisition date fair value of $5,500. The Era Convertible Note dated January 5, 2024 was recorded at its acquisition date fair value of $801. The fair market value of the Era Convertible Note dated December 8, 2023 was $5,977 at December 31, 2023. The non-cash change in fair value of financial instruments recorded in the condensed consolidated statements of operations and comprehensive income (loss) was a loss $3,189 for the nine months ended September 30, 2024, respectively.

On June 12, 2024 and June 25, 2024 the Company issued the Investor an aggregate amount of 3,848,831 shares of Common Stock to satisfy its remaining obligations with regards to the Era Convertible Notes and Co-Pilot Agreement, including the obligation to issue Additional Shares. Accordingly, the Company has no obligations outstanding related to the Era Convertible Note.

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

The Aicel Convertible Note was recorded at its acquisition fair value of $1,131. The Company incurred total interest expense related to the Aicel Convertible Note of $3 and $2 during the three months ended September 30, 2024 and 2023, and $8 and $8 during the nine months ended September 30, 2024 and 2023, respectively. On October 31, 2024, the Aicel convertible note was assumed by the buyer with the sale of the Aicel entity as discussed in Note 18, Subsequent events.

PPP Loan

On April 13, 2020, the Company received funding in the principal amount of $8,000 under the CARES Act to be repaid over five years. Interest accrues annually at 1%. On February 14, 2022, the SBA forgave $7,667 of the PPP Loan with the remaining balance of $333. The Company recognized the forgiveness of PPP Loan as a gain on debt extinguishment in the condensed consolidated statements of operations and comprehensive income (loss) in 2022. As of September 30, 2024, the Company recorded the remaining PPP Loan balance of $63 as short-term debt.

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of September 30, 2024 and December 31, 2023, respectively. These fair values are deemed Level 3 liabilities within the fair value measurement framework.

	September 30, 2024	December 31, 2023
Senior Term Loan	$92,576	$168,702
New GPO Note	36,487	36,954
Convertible Notes	15,102	13,992
Dragonfly Seller Convertible Notes	9,226	10,407
Era Convertible Notes	-	5,977
Total	$153,391	$236,032

Warrants

Old FiscalNote Warrants

At September 30, 2024, 118,700 warrants (previously issued by Old FiscalNote to lenders prior to the Senior Term Loan) with an exercise price of $8.56, remain outstanding. These warrants are accounted for as a liability with a fair value of $68 at September 30, 2024, and are included as part of the other non-current liabilities within the condensed consolidated balance sheets.

Warrants associated with Amendment No. 1

On March 17, 2023, in connection with Amendment No. 1 discussed above, the Company issued 80,000 warrants with an exercise price of $0.01. These warrants are accounted for as a liability with a fair value of $102 at September 30, 2024, and are included as part of the other non-current liabilities within the condensed consolidated balance sheets.

Note 9. Stockholders’ Equity

Authorized Capital Stock

The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE.WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of September 30, 2024, the Company had 132,584,083 shares of Class A common stock issued and outstanding.

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

As of September 30, 2024, the Company had 8,290,921 shares of Class B common stock issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of September 30, 2024, there were no shares of preferred stock issued and outstanding.

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

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. Upon Closing, the Company recognized $17,712 of share-based compensation expense for vested Earnout Awards. The Company recognized $106 and $278 of share-based compensation expense during the three and nine months ended September 30, 2024, respectively. The Company recognized $237 and $1,618 of share-based compensation expense during the three and nine months ended September 30, 2023, respectively. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares will be accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive income (loss). The liability of $68 was recorded in other non-current liabilities on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

As of September 30, 2024, there was $263 of unrecognized compensation expense related to the Earnout Awards to be recognized over a weighted-average period of approximately one and a half years. As of September 30, 2024, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

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

During the nine months ended September 30, 2024, no public warrants were exercised into shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of September 30, 2024, the Company had 8,358,964 public warrants and 7,000,000 private placement warrants outstanding with a per share fair value of $0.44. These warrants are accounted for as a liability and have a fair value of $2,304 at September 30, 2024.

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

During the nine months ended September 30, 2024, the Company issued 2,365,285 stock options and 7,362,404 restricted stock units. At September 30, 2024, 8,687,689 stock options, 2,556,550 performance stock options, 10,240,288 restricted stock units, and 75,000 performance based restricted stock units remain outstanding. As of September 30, 2024, the Company had 830,211 shares of Class A common stock available for issuance under the 2022 Plan.

The Company recognized $3,853 and $5,709 of stock-based compensation expense for all long term incentive plans in effect during the three months ended September 30, 2024 and 2023, respectively, and $13,092 and $15,772 during the nine months ended September 30, 2024 and 2023, respectively. The Company recognized an expense of $138 and an expense of $169 of stock-based compensation expense related to acquisition earnouts during the three months ended September 30, 2024 and 2023, respectively. The Company recognized $238 and $507 of stock-based compensation expense related to acquisition earnouts during the nine months ended September 30, 2024 and 2023, respectively.

2022 Employee Stock Purchase Plan

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering period or on the last day of the six-month offering period. The plan is defined as compensatory, and accordingly, a stock-based compensation charge of $46 and $110 was recorded as the difference between the fair market value and the discounted purchase price of the Company's common stock for the three months ended September 30, 2024 and 2023 and $239 and $315 for the nine months ended September 30, 2024 and 2023, respectively. The number of shares of Common Stock reserved for issuance under the ESPP will automatically increase on January 1st each year, starting on January 1, 2023 and continuing through and including January 1, 2027, by the lesser of (a) 3,267,760, (b) one percent (1%) of the total number of shares of all classes of Common Stock outstanding on December 31st of the preceding fiscal year, or (c) a lesser number determined by the Board prior to January 1 of a given year. Pursuant to this provision, on each of January 1, 2023 and January 1, 2024, the number of shares authorized for issuance under the ESPP increased by 1,231,255 and 1,299,707, respectively. As of September 30, 2024, 509,865 shares have been issued under the ESPP and the Company had 5,186,050 shares of Class A common stock available for issuance under the ESPP.

2024 Inducement Plan Grants

The Company's board of directors adopted the 2024 Inducement Equity Incentive Plan (the “Plan”). The plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, other stock-based awards and cash-based awards. Under the Plan, 500,000 shares of Class A common stock were initially reserved for issuance.

During the nine months ended September 30, 2024, the Company issued 200,000 stock options and 300,000 restricted stock units. At September 30, 2024, all of the awards remain outstanding. The Company recognized $38 and $38 of stock-based compensation expense for this plan in effect during the three months and nine months ended September 30, 2024, respectively.

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

Note 13. Transaction (Gains) Costs, net

The Company incurred the following transaction costs related to businesses acquired and the consummation of the Business Combination during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Transaction costs related to acquired businesses	$-	$12	$-	$1,391
Non-capitalizable Business Combination costs	-	81	-	415
Change in contingent consideration liabilities	-	195	(4)	(138)
Contingent compensation (gain) expense	-	(867)	-	(530)
Total transaction (gains) costs, net	$-	$(579)	$(4)	$1,138

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

The following is a calculation of the basic and diluted earnings per share for the Company's common stock, including a reconciliation between net income attributable to common stockholders used for Basic EPS and Diluted EPS for the three and nine months ended September 30, 2024 and 2023:

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic Earnings Per Share
Numerator:
Net (loss) income used to compute basic and diluted EPS	$(14,935)	$(14,467)	$22,900	$(64,713)
Denominator:
Weighted average common stock outstanding, basic and diluted	135,050,093	128,832,502	135,160,124	131,994,563
Earnings Per Share, basic and diluted	$(0.11)	$(0.11)	$0.17	$(0.49)

Since the Company was in a net loss position during the three and nine months ended September 30, 2023 and the three months ended September 30, 2024, basic net loss per share attributable to common stockholders is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-dilutive securities excluded from diluted loss per share:	2024	2023	2024	2023
Anti-dilutive Earnout Awards	19,195,100	19,195,100	19,195,100	19,195,100
Anti-dilutive stock options	170,494	1,435,384	170,494	1,446,013
Anti-dilutive Convertible Notes	2,560,717	2,225,858	2,560,717	2,225,858
Anti-dilutive contingently issuable shares	66,220	976,953	66,220	976,953
Anti-dilutive restricted stock units	10,615,288	6,779,610	10,615,288	6,779,610
Anti-dilutive New GPO Note	6,011,159	5,686,757	6,011,159	5,686,757
Anti-dilutive Dragonfly Seller Convertible Notes	1,147,033	-	1,147,033	-
Anti-dilutive Aicel Convertible Notes	112,038	109,023	112,038	109,023
Total anti-dilutive securities excluded from diluted loss per share	39,878,049	36,408,685	39,878,049	36,419,314

Note 15. Provision (Benefit) from Income Taxes

Effective Tax Rate

The Company computes its quarterly and year-to-date provisions for income taxes by applying the estimated effective tax rates to the quarterly and year-to-date pre-tax income or losses and adjusting the provisions for discrete tax items recorded in the periods. For the three months ended September 30, 2024 the Company reported a tax provision of $621 on a pre-tax loss of $15,556, which resulted in an effective tax rate of (3.99) percent. For the nine months ended September 30, 2024, the Company reported a tax provision of $1,129 on a pre-tax income of $24,029, which resulted in an effective tax rate of (4.70) percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to the impact of a valuation allowance on the Company’s deferred tax assets. During the nine months ended September 30, 2024, the Company recorded a discrete tax charge for the impact of the sale of Board.org of $2,301.

For the three months ended September 30, 2023, the Company reported a tax benefit of $62 on a pre-tax loss of $14,529, which resulted in an effective tax rate of 42.67% percent. For the nine months ended September 30, 2023, the Company reported a tax provision of $181 on a pre-tax loss of $64,532, which resulted in an effective tax rate of 0.28 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to state taxes, the impact of a valuation allowance on the Company’s deferred tax assets, and other nondeductible expenses such as stock option deductions and non-deductible officer's compensation. During the nine months ended September 30, 2023, the Company had discrete items relating to goodwill impairment, unrecognized tax benefits and the tax impact of interest expense on unrecognized tax benefits.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. For the nine months ended September 30, 2024, the Company reported an uncertain tax position totaling $639 relating to a state tax filing position. The Company has the no activity relating to unrecognized tax benefits for the three and nine months ended September 30, 2024 and 2023.

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

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2024 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,518	$-	$-	$3,518
Short-term investments	-	7,040	-	7,040
Liabilities:
Public warrants	$1,254	$-	$-	$1,254
Private placement warrants	-	1,050	-	1,050
Contingent liabilities from acquisitions	-	-	113	113
New GPO Note	-	-	36,487	36,487
Dragonfly Seller Convertible Notes	-	-	9,226	9,226

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,044	$-	$-	$3,044
Short-term investments	-	7,134	-	7,134
Liabilities:
Public warrants	$2,591	$-	$-	$2,591
Private placement warrants	-	2,170	-	2,170
Contingent liabilities from acquisitions	-	-	130	130
Liability classified warrants (a)	-	-	23	23
New GPO Note	-	-	36,954	36,954
Dragonfly Seller Convertible Notes	-	-	9,002	9,002
Era Convertible Note	-	-	5,977	5,977
(a) - Included in other non-current liabilities on the condensed consolidated balance sheets

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	Contingent Liabilities from Acquisitions	Liability Classified Warrants	New GPO Note	Dragonfly Seller Convertible Notes	Era Convertible Note
Balance at December 31, 2023	$130	$23	$36,954	$9,002	$5,977
Fair value at issuance date	-	-	-	-	801
Change in fair value included in the determination of net (income) loss(a)	(3)	(23)	2,117	339	3,189
Change in fair value included in accumulated other comprehensive income	-	-	(4,443)	(1,264)	-
Cash contingent consideration earned and subsequently settled	(14)	-	-	-	-
Paid in kind interest	-	-	2,826	747	-
Note and interest conversion	-	-	(967)	-	(9,967)
Foreign exchange	-	-	-	402	-
Balance at September 30, 2024	$113	$-	$36,487	$9,226	$-
(a)
The change in contingent liabilities from acquisitions is recorded as transaction costs on the condensed consolidated statements of operations and comprehensive income (loss).

Short-Term Investments

The fair value of the short-term investments is based on the quoted market price of the securities on the valuation date. As of September 30, 2024, the estimated fair value of the short-term investments was $7,040. The Company recognized a non-cash loss of $15 and $115 and $94 and $115 for the three and nine months ended September 30, 2024 and 2023, respectively, resulting from the change in fair value of the short-term investments. The change in fair value is recorded in the condensed consolidated statements of operations and comprehensive income (loss).

Public Warrants

The fair value of the public warrants is based on the quoted market price of such warrants on the valuation date. As of September 30, 2024 and December 31, 2023, the estimated fair value of the public warrants was $1,254 and $2,591, respectively. The Company recognized a non-cash gain of $251 and a non-cash gain of $2,173 during the three months ended September 30, 2024 and 2023, respectively, and a non-cash gain of $1,337 and $8,777 during the nine months ended September 30, 2024 and 2023 resulting from the change in fair value of the public warrants, respectively. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

Private Placement Warrants

As of September 30, 2024 and December 31, 2023, the estimated fair value of the private warrants was $1,050 and $2,170, respectively. The Company recognized a non-cash gain of $210 and a non-cash gain of $1,820 during the three months ended September 30, 2024 and 2023, respectively, and a non-cash gain of $1,120 and $7,350 during the nine months ended September 30, 2024 and 2023, respectively, resulting from the change in fair value of the private warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

New GPO Note

The New GPO Note was recognized as a liability in connection with the settlement of litigation on the Subscription Date at its estimated fair value of $36,583. The estimated fair value of the New GPO Note was determined based on a trinomial lattice model. The following table presents the assumptions used to determine the fair value of the New GPO Note at September 30, 2024 and at December 31, 2023:

	September 30, 2024	December 31, 2023
Common stock share price	$1.28	$1.14
Risk free rate	3.6%	3.9%
Yield	17.5%	14.5%
Expected volatility	49.0%	50.0%
Expected term (years)	3.8	4.5

Dragonfly Seller Convertible Notes

The Dragonfly Seller Convertible Notes were recognized as a liability in connection with the acquisition on January 27, 2023 at a fair value of $8,635. As of September 30, 2024 and December 31, 2023, the estimated fair value of the Dragonfly Seller Convertible Notes were $9,926 and $9,002. The unrealized change in the fair value of the Dragonfly Seller Convertible Note of $0 and $1,264 is recorded in accumulated other comprehensive income for the three and nine months ended September 30, 2024 and the non-cash loss of $743 and non-cash loss of $339 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2024. The non-cash gain was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss in the amount of a gain of $401 and a loss of $6 for the three and nine months ended September 30, 2023, respectively. The following table presents the assumptions used to determine the fair value of the Dragonfly Seller Convertible Notes at September 30, 2024 and January 27, 2023:

	September 30, 2024	December 31, 2023
Common stock share price	$1.28	$1.14
Risk free rate	3.6%	3.9%
Yield	19.0%	15.5%
Expected volatility	50.0%	50.0%
Expected term (years)	3.3	4.1

As of September 30, 2024, the difference between the aggregate fair value and the unpaid principal balance of the Dragonfly Seller Convertible Notes is $4,415.

Era Convertible Note

The Era Convertible Note was recognized as a liability associated with the Company’s strategic commercial partnership on December 8, 2023 at a fair value of $5,500. During the first quarter of 2024, the Company issued $801 of new debt related to the new Era Convertible Note. During the second quarter of 2024, the Company satisfied all of its obligations underlying the Era Convertible Note by issuing 6,852,099 shares of Common Stock. At December 31, 2023 the fair value of the Era Convertible Note was $5,977. The non-cash change in fair value of financial instruments recorded in the condensed consolidated statements of operations and comprehensive income (loss) was a loss of $0 and $3,189 for the three and nine months ended September 30, 2024, respectively. The following table presents the assumptions used to determine the fair value of the Era Convertible Note at December 31, 2023:

December 31, 2023
Common stock share price	$1.14
Risk free rate	4.17%
Yield	153.24%
Expected volatility	63.00%
Expected term (years)	3.9

Contingent Liabilities from acquisitions

The contingent liabilities from acquisitions are classified as Level 3 in the fair value hierarchy. At September 30, 2024 and December 31, 2023, the contingent consideration and compensation relates to the following acquisitions:

	September 30, 2024	December 31, 2023
Curate	$-	$4
Equilibrium	113	112
DT Global	-	14
Total contingent liabilities from acquisitions	$113	$130

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

Liability classified warrants

The Last Out Lender Warrants are classified as Level 3 in the fair value hierarchy. The fair value of the Last Out Lender Warrants is calculated using the Black-Scholes calculation with the following inputs:

	September 30, 2024	December 31, 2023
Common stock fair value	$1.28	$1.14
Time to maturity (years)	0.8	1.6
Risk free rate	4.10%	4.45%
Volatility	62%	122%
Exercise price	$8.56	$8.56

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. The Company has recognized an impairment of goodwill as disclosed in Note 7, "Goodwill" during the three months ended March 31, 2023. The Company has not identified any additional impairments to be recorded during the three and nine months ended September 30, 2024 and 2023.

There were no transfers of assets or liabilities between levels during the nine months ended September 30, 2024 and 2023.

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

Note 18. Subsequent Events

The Company has evaluated subsequent events through November 12, 2024, the date that the financial statements were available to be issued.

Sale of Aicel

On October 31, 2024, the Company entered into an agreement (the "Purchase Agreement") to sell the equity of the Company's subsidiary owning and operating its Aicel Technologies business ("Aicel") to a South Korean based-group (the “Buyer”). Total consideration was $9,650 comprised of a cash payment to the Company of $8,500 and the assumption of an existing convertible note previously issued by Aicel in 2022, with an outstanding total principal and accrued paid-in-kind interest amount of $1,150. The net proceeds, after paying transaction fees, expenses, and taxes were used to repay $5,000 of principal and accrued paid-in-kind interest of the Company's Senior Term Loan.

Era Convertible Note

On November 12, 2024, the Company issued a $5,500 senior subordinated convertible note (the "Note") to a subsidiary of Era Global Technologies, LLC (the "Investor") with cash interest equal to the applicable federal rate published by the Internal Revenue Service beginning on the six-month anniversary of the Issuance Date. The Note is contractually subordinated to the Company’s obligations under its senior secured indebtedness, and accordingly the Company’s right to make certain cash payments in connection therewith is limited by the terms of such subordination agreement (the “Subordination Agreement”). The Investor may convert the Note into shares (the “Underlying Shares”) of the Company’s class A common stock beginning on the six-month anniversary of the Issuance Date (the “Initial Conversion Date”) based on the volume weighted average price of the trailing 30 trading day period prior to the conversion. In addition, the Company may elect to convert all or a portion of the Note into the Underlying Shares (the “Optional Conversion Right”) if the Underlying Shares are registered for resale under the Securities Act of 1933, as amended (the “Securities Act”). The note matures on November 12, 2027.

The Company also issued, as a success fee, 2,549,129 shares of Common Stock to the Investor (the “Success Fee Shares”). The Investor is not permitted to sell the Success Fee Shares before the six-month anniversary of the Issuance Date; provided, however, that if the Company elects to convert any portion of the Note into Underlying Shares pursuant to its Optional Conversion Right, then the Investor may sell a pro-rata portion of the Success Fee Shares. The Company also issued 650,000 shares of Common Stock to Northland Securities, Inc. to cover brokerage fees incurred by the Investor in connection with its sales of Common Stock over time.

The Note also requires the Company to issue additional shares of Common Stock (“Additional Shares”) to the Investor if the Investor sells the Success Fee Shares and Underlying Shares within 12 months after the earlier of (i) issuance of all Underlying Shares issued pursuant to the Optional Conversion Right or (ii) the Initial Conversion Date (the “Sell-Off Period”), to the extent such sales of the Success Fee Shares and the Underlying Shares during the Sell-Off Period do not generate aggregate cash proceeds to the Investor that equal or exceed $8,250. Any such Additional Shares would be valued based on the volume weighted average price of the trailing 30 trading day period, calculated prior to the date of any such issuance. In the event the Investor sells the Underlying Shares, Success Fee Shares and/or any Additional Shares for an amount equal to the sum of $8,250, the Investor shall be required to return any remaining Underlying Shares, Success Fee Shares and/or Additional Shares, as applicable, and cancel any remaining amount of the Principal Amount owed by the Company.

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

As a result of our acquisitions, we have, and will continue to incur, significant non-cash amortization expense related to the amortization of purchased intangibles, which have reduced our operating income by approximately $0.8 million and $1.3 million during the three months ended September 30, 2024 and 2023, respectively, and $2.6 million and $3.7 million during the nine months ended September 30, 2024 and 2023, respectively.

Product rationalization

From time to time, management reviews the Company’s existing products and services based on their financial profile and other strategic factors. In connection with such reviews, management decided to cease actively selling and therefore sunset certain non-core products, representing, in aggregate:

•
Subscription revenue of approximately $0.1 million and $0.2 million during the three months ended September 30, 2024 and 2023 and approximately $0.4 million and $0.5 million during the nine months ended September 30, 2024 and 2023; and
•
Non-subscription advisory revenue of approximately $1.1 million and $2.4 million during the three and nine months ended September 30, 2023.

On March 11, 2024, we sold Board.org. Board.org’s contributions to FiscalNote through March 11, 2024 were as follows:

•
Subscription revenue of approximately $3.4 million during the three months ended September 30, 2023 and approximately $2.8 million and $9.6 million during the nine months ended September 30, 2024 and 2023;
•
Non-subscription event revenue of approximately $0.2 million and $0.5 million during the three and nine months ended September 30, 2023;
•
Run-rate revenue of approximately $15.2 million at December 31, 2023 and $14.3 million at September 30, 2023; and
•
Annual Recurring Revenue ("ARR") of approximately $14.7 million at December 31, 2023 and $13.7 million at September 30, 2023.

At the beginning of the third quarter of 2023 the Company had approximately 760 employees. In conjunction with the Company's product rationalization, business simplification, and cost takeout actions, the Company's full-time equivalent headcount reduced by approximately 175 from the beginning of the third quarter of 2023 through September 30, 2024. As a result, the Company has seen a reduction in overall costs across all operating expenses. Management will continue evaluating the Company's product portfolio for additional rationalization opportunities, both to further reduce the complexity of the business and ongoing operating expenses and to raise capital through opportunistic divestitures where appropriate. For example, as discussed in Note 18, Subsequent Events, the Company sold the Aicel business on October 31, 2024.

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

Annual Recurring Revenue (“ARR”)

Approximately 90% of our revenues are subscription based. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for subsequent periods. We use ARR as a measure of our revenue trend and an indicator of our future revenue opportunity from existing recurring subscription customer contracts. We calculate ARR on a parent account level by annualizing the contracted subscription revenue, and our total ARR as of the end of a period is the aggregate thereof. ARR is not adjusted for the impact of any known or projected future customer cancellations, upgrades or downgrades, or price increases or decreases. The amount of actual revenue that we recognize over any 12-month period is likely to differ from ARR at the beginning of that period, sometimes significantly. This may occur due to timing of the revenue bookings during the period, cancellations, upgrades, or downgrades and pending renewals. ARR should be viewed independently of revenue as it is an operating metric and is not intended to be a replacement or forecast of revenue. Our calculation of ARR may differ from similarly titled metrics presented by other companies.

Our ARR at September 30, 2024 and December 31, 2023, was $109.5 million and $126.1 million, respectively. Excluding Board.org, our ARR at December 31, 2023 and September 30, 2023 was $111.4 million and $109.3 million, respectively.

Run-Rate Revenue

Management also monitors Run-Rate Revenue, which we define as ARR plus non-subscription revenue earned during the last twelve months. We believe Run-Rate Revenue is an instructive indicator of our total revenue growth, incorporating the non-subscription revenue that we believe is a meaningful contribution to our business as a whole. Although our non-subscription business is non-recurring, we regularly sell different advisory services to repeat customers. The amount of actual subscription and non-subscription revenue that we recognize over any 12-month period is likely to differ from Run-Rate Revenue at the beginning of that period, sometimes significantly. Our Run-Rate Revenue at September 30, 2024 and December 31, 2023, was approximately $119.4 million and $139.7 million, respectively. Excluding Board.org, our Run-Rate Revenue at December 31, 2023 and September 30, 2023 was $124.5 million and $123.9 million, respectively.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. We calculate NRR at our parent account level. Customers from acquisitions are not included in NRR until they have been part of our condensed consolidated results for 12 months. Accordingly, the 2023 and 2022 Acquisitions are not included in our NRR for the three months ended September 30, 2023. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the level of our revenue base, the level of penetration within our customer base, expansion of products and features, the timing of renewals, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. NRR was 99% and 100% for the three months ended September 30, 2024 and 2023, respectively.

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

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues accounted for approximately 93% and 90% of our total revenues for the nine months ended September 30, 2024 and 2023.

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

Comparison of the Consolidated Results for the Three and Nine Months Ended September 30, 2024 and September 30, 2023

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Revenues:
Subscription	$27,238	$30,057	$(2,819)	(9.4)%	$84,015	$87,986	$(3,971)	(4.5)%
Advisory, advertising, and other	2,201	3,952	(1,751)	(44.3)%	6,782	10,394	(3,612)	(34.8)%
Total revenues	29,439	34,009	(4,570)	(13.4)%	90,797	98,380	(7,583)	(7.7)%

Operating expenses:
Cost of revenues, including amortization	6,235	10,441	(4,206)	(40.3)%	20,342	28,863	(8,521)	(29.5)%
Research and development	3,250	4,540	(1,290)	(28.4)%	9,935	14,170	(4,235)	(29.9)%
Sales and marketing	9,068	11,235	(2,167)	(19.3)%	27,484	35,222	(7,738)	(22.0)%
Editorial	4,639	4,516	123	2.7%	13,752	13,533	219	1.6%
General and administrative	10,622	14,418	(3,796)	(26.3)%	37,958	48,813	(10,855)	(22.2)%
Amortization of intangible assets	2,436	2,899	(463)	(16.0)%	7,541	8,614	(1,073)	(12.5)%
Impairment of goodwill	-	-	-	NM	-	5,837	(5,837)	(100.0)%
Transaction (gains) costs, net	-	(579)	579	NM	(4)	1,138	(1,142)	NM
Total operating expenses	36,250	47,470	(11,220)	(23.6)%	117,008	156,190	(39,182)	(25.1)%
Operating loss	(6,811)	(13,461)	6,650	(49.4)%	(26,211)	(57,810)	31,599	(54.7)%

Gain on sale of business	-	-	-	NM	(71,599)	-	(71,599)	100.0%
Interest expense, net	5,585	8,018	(2,433)	(30.3)%	18,267	21,853	(3,586)	(16.4)%
Change in fair value of financial instruments	3,501	(7,157)	10,658	(148.9)%	3,174	(18,850)	22,024	(116.8)%
Loss on settlement	-	-	-	NM	-	3,474	(3,474)	NM
Other (income) expense, net	(341)	207	(548)	NM	(82)	245	(327)	NM
Net (loss) income before income taxes	(15,556)	(14,529)	(1,027)	7.1%	24,029	(64,532)	88,561	NM
(Benefit) provision from income taxes	(621)	(62)	(559)	NM	1,129	181	948	NM
Net (loss) income	$(14,935)	$(14,467)	$(468)	3.2%	$22,900	$(64,713)	$87,613	NM

NM - Not meaningful

Revenue:

Subscription revenue

Subscription revenue of $27.2 million for the three months ended September 30, 2024 decreased $2.8 million, or 9%, from $30.1 million for the three months ended September 30, 2023. Subscription revenue of $84.0 million for the nine months ended September 30, 2024 decreased $4.0 million for the nine months ended September 30, 2023.

The comparability of our revenues between periods was impacted by the Board.org sale and the 2023 Acquisition described under “Factors Impacting the Comparability of Our Results of Operations” above. The table below presents the primary items that impacted the comparability of our subscription revenues between periods.

	Change for the Three Months Ended		Change for the Nine Months Ended
	September 30, 2024 vs September 30, 2023		September 30, 2024 vs September 30, 2023
(In thousands)	$	%	$	%
Revenue change driver:
Decrease from sale of business	(3,388)	(100)%	(6,718)	100%
Increase from 2023 Acquisitions	140	100%	1,131	100%
Decrease from discontinued products	(165)	(61)%	(438)	(53)%
Increase from organic business	594	2%	2,054	3%
Revenues, net (total change)	$(2,819)	(9)%	$(3,971)	(5)%

The decrease in subscription revenue during the three and nine month periods is largely due to the impact from the sale of Board.org on March 11, 2024. This is partially offset by organic growth combined with increased revenue from the 2023 Acquisition, which was completed on January 27, 2023.

Advisory, advertising, and other revenue

Advisory, advertising, and other revenue was $2.2 million for the three months ended September 30, 2024, as compared to $4.0 million for the three months ended September 30, 2023. The decrease of $1.8 million, or 44%, was due largely to the discontinuation of unprofitable offerings that contributed approximately $1.1 million of revenue during the three months ended September 30, 2023.

Advisory, advertising, and other revenue was $6.8 million for the nine months ended September 30, 2024, as compared to $10.4 million for the three months ended September 30, 2023. The decrease of $3.6 million, or 35%, was due largely to the discontinuation of unprofitable offerings that contributed approximately $2.4 million of revenue during the nine months ended September 30, 2023.

Revenue by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Three Months Ended September 30,		Change
(In thousands)	2024	2023	$	%
North America	$23,073	$27,025	$(3,952)	(14.6)%
Europe	5,527	5,015	512	10.2%
Australia	328	298	30	10.1%
Asia	511	1,671	(1,160)	(69.4)%
Total revenues	$29,439	$34,009	$(4,570)	(13.4)%

	Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%
North America	$72,134	$79,921	$(7,787)	(9.7)%
Europe	16,178	14,192	1,986	14.0%
Australia	950	875	75	8.6%
Asia	1,535	3,392	(1,857)	(54.7)%
Total revenues	$90,797	$98,380	$(7,583)	(7.7)%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North America revenues decreased primarily for the reasons stated above. Asia revenues decreased primarily due to non-recurring revenues from 2023. Revenues outside of North America increased primarily due to our acquisition of Dragonfly on January 27, 2023 (included in Europe).

Cost of revenues, including amortization

Cost of revenues, including amortization was $6.2 million for the three months ended September 30, 2024, as compared to $10.4 million for the three months ended September 30, 2023. The decrease of $4.2 million, or 40%, was primarily attributable to the sale of Board.org on March 11, 2024, a decrease in amortization expense of $2.3 million, of which $1.9 million was recognized in the third quarter of 2023 related to a revision in useful lives of certain of its developed technology assets, combined with a decrease from workforce planning actions made primarily throughout the second half of 2023.

Cost of revenues, including amortization was $20.3 million for the nine months ended September 30, 2024, as compared to $28.9 million for the nine months ended September 30, 2023. The decrease of $8.5 million, or 30%, was primarily attributable to the sale of Board.org on March 11, 2024, a decrease in amortization expense of $3.0 million, of which $1.9 million was recognized in the third quarter of 2023 related to a revision in useful lives of certain of its developed technology assets, a decrease from workforce planning actions made primarily throughout the second half of 2023, and combined with decreases in data center costs of $0.9 million.

Research and development

Research and development expense was $3.3 million for the three months ended September 30, 2024 as compared to $4.5 million for the three months ended September 30, 2023. The decrease of $1.3 million, or 28%, was primarily attributable to a decrease of $1.2 million of workforce planning actions made throughout the second half of 2023 combined with a decrease attributable to the sale of Board.org on March 11, 2024.

Research and development expense was $9.9 million for the nine months ended September 30, 2024 as compared to $14.2 million for the nine months ended September 30, 2023. The decrease of $4.2 million, or 30%, was primarily attributable to a decrease of $3.7 million of workforce planning actions made throughout the second half of 2023 combined with a decrease of $0.2 million attributable to the sale of Board.org on March 11, 2024.

Sales and marketing

Sales and marketing expense was $9.1 million for the three months ended September 30, 2024 as compared to $11.2 million for the three months ended September 30, 2023. The decrease of $2.2 million, or 19%, was primarily attributable to a decrease attributable to the sale of Board.org on March 11, 2024 and a decrease of stock compensation expense of $0.5 million.

Sales and marketing expense was $27.5 million for the nine months ended September 30, 2024 as compared to $35.2 million for the nine months ended September 30, 2023. The decrease of $7.7 million, or 22%, was primarily attributable to a decrease of the workforce planning actions made throughout the second half of 2023 combined with a decrease attributable to the sale of Board.org on March 11, 2024 and a decrease of stock compensation expense of $0.5 million.

Editorial expense

Editorial expense was relatively flat at $4.6 million for the three months ended September 30, 2024 as compared to $4.5 million for the three months ended September 30, 2023.

Editorial expense was relatively flat at $13.8 million for the nine months ended September 30, 2024 as compared to $13.5 million for the nine months ended September 30, 2023.

General and administrative

General and administrative expense was $10.6 million for the three months ended September 30, 2024 as compared to $14.4 million for the three months ended September 30, 2023. The decrease of $3.8 million, or 26%, was primarily attributable to a decrease of $1.7 million of stock compensation expense for vested awards and workforce planning actions made throughout the second half of 2023.

General and administrative expense was $38.0 million for the nine months ended September 30, 2024 as compared to $48.8 million for the nine months ended September 30, 2023. The decrease of $10.9 million, or 22%, was primarily attributable to a decrease of $4.2 million of stock compensation expense for vested awards, workforce planning actions made throughout the second half of 2023, and a reduction in legal and accounting costs.

Impairment of goodwill

Impairment of goodwill was $5.8 million recognized during the first quarter of 2023 related to the impairment of goodwill in the ESG reporting unit. No impairment of goodwill was recorded in the three or nine months ended September 30, 2024.

Amortization of intangibles

Amortization of intangibles was $2.4 million for the three months ended September 30, 2024 as compared to $2.9 million for the three months ended September 30, 2023.

Amortization of intangibles was $7.5 million for the nine months ended September 30, 2024 as compared to $8.6 million for the nine months ended September 30, 2023.

Transaction (gains) costs, net

Transaction gains were $0.0 million for the three months ended September 30, 2024, as compared to transaction gains of $0.6 million for the three months ended September 30, 2023. The change of $0.6 million primarily relates to contingent compensation expense gains in 2023 related to the reversing of previously recognized earnout liabilities partially offset by changes in earnout liabilities related to our 2021 Acquisitions.

Transaction gains were $0.0 million for the nine months ended September 30, 2024, as compared to transaction costs of $1.1 million for the nine months ended September 30, 2023. The change of $1.1 million relates to costs of $1.4 million related to the acquisition of Dragonfly in 2023 and non-capitalized costs related to the Business Combination, partially offset by contingent compensation gains from the reversal of previously recognized expense and earnout liabilities.

Interest expense, net

Interest expense was $5.6 million for the three months ended September 30, 2024 as compared to $8.0 million for the three months ended September 30, 2023. The decrease in interest expense of $2.4 million was primarily due to the repayment of the Senior Term Loan.

Interest expense was $18.3 million for the nine months ended September 30, 2024 as compared to $21.9 million for the nine months ended September 30, 2023. The decrease in interest expense of $3.6 million was primarily due to the repayment of the Senior Term Loan.

Change in fair value of financial instruments

Change in fair value of financial instruments was a $3.5 million loss for the three months ended September 30, 2024 as compared to a $7.2 million gain for the three months ended September 30, 2023. The change in financial instruments of $10.7 million is primarily related to the changes in the Dragonfly Seller Convertible Notes and New GPO Note partially offset by the change in the fair value adjustment of the warrant liabilities.

Change in fair value of financial instruments was a $3.2 million loss for the nine months ended September 30, 2024 as compared to a $18.9 million gain for the nine months ended September 30, 2023. The change in financial instruments of $22.1 million is primarily related to the change in the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination combined with the changes in the Dragonfly Seller Convertible Notes, New GPO Note, and the Era Convertible Notes.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Total revenues	$29,439	$34,009	$90,797	$98,380
Costs of revenue, including amortization of capitalized software development costs and acquired developed technology	(6,235)	(10,441)	(20,342)	(28,863)
Gross Profit	$23,204	$23,568	$70,455	$69,517
Gross Profit Margin	79%	69%	78%	71%
Gross Profit	23,204	23,568	70,455	69,517
Amortization of intangible assets	2,224	4,796	7,159	10,454
Adjusted Gross Profit	$25,428	$28,364	$77,614	$79,971
Adjusted Gross Profit Margin	86%	83%	85%	81%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net loss	$(14,935)	$(14,467)	$22,900	$(64,713)
Income tax (benefit) provision	(621)	(62)	1,129	181
Depreciation and amortization	4,961	8,030	15,604	20,074
Interest expense, net	5,585	8,018	18,267	21,853
EBITDA	(5,010)	1,519	57,900	(22,605)
Gain on sale of business (a)	-	-	(71,599)	-
Stock-based compensation	4,181	6,224	13,885	18,212
Change in fair value of financial instruments (b)	3,501	(7,157)	3,174	(18,850)
Other non-cash charges (c)	17	(704)	93	5,227
Acquisition and disposal related costs (d)	40	12	1,138	1,391
Employee severance costs (e)	437	560	635	1,310
Non-capitalizable debt raising costs	49	-	527	316
Business Combination with DSAC (f)	-	81	-	415
Loss contingency (g)	-	201	-	4,091
Costs incurred related to the Special Committee (h)	229	-	682	-
Adjusted EBITDA	$3,444	$736	$6,435	$(10,493)
Adjusted EBITDA Margin	11.7%	2.2%	7.1%	(10.7)%
(a)
Reflects the gain on disposal from the sale of Board.org on March 11, 2024.
(b)
Reflects the non-cash impact from the mark to market adjustments on our financial instruments.
(c)
Reflects the non-cash impact of the following: (i) charge of $49 in the first quarter of 2024, $31 in the second quarter of 2024, and $17 in the third quarter of 2024 related to the unrealized loss on investments; (ii) gain of $4 in the first quarter of 2024 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021, 2022, and 2023 Acquisitions; (iii) impairment of goodwill of $5,837 in the first quarter of 2023, (iv) charge of $115 in the third quarter of 2023 related to the unrealized loss on investments; (v) loss from equity method investment of $34 in the first quarter of 2023, loss from equity method investment of $56 in the second quarter of 2023, and a gain from equity method investment of $147 in the third quarter of 2023, and (vi) charge of $2 in the first quarter of 2023, a charge of $2 in the second quarter of 2023, and a gain of $672 in the third quarter of 2023 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021, 2022, and 2023 Acquisitions.
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
(g)
Reflects (i) $3,474 non-cash loss contingency charge related to the settlement with GPO FN Noteholder LLC recorded in the second quarter of 2023 and (ii) accounting and legal costs incurred associated with the settlement with GPO FN Noteholder LLC totaling $168 in the first quarter of 2023, $248 in the second quarter of 2023, and $201 in the third quarter of 2023.
(h)
Reflects costs incurred related to the Special Committee.

Liquidity and Capital Resources

Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company funded operations through raising equity and debt. At September 30, 2024, the Company’s cash, cash equivalents, restricted cash, and short-term investments was $33.4 million compared to $24.4 million at December 31, 2023.

The Company had a negative working capital balance of $45.8 million (excluding cash and short-term investments) at September 30, 2024 and had an accumulated deficit of $793.5 million and $816.4 million as of September 30, 2024 and December 31, 2023, respectively, and has incurred net losses of $48.7 million (excluding the gain on sale of business) for the nine months ended September 30, 2024 and $64.7 million for the nine months ended September 30, 2023, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets, acquiring new businesses and technologies, and investing in infrastructure and product development.

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

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, convertible debt, and preferred share issuances. Our principal debt plus paid-in kind interest outstanding as of September 30, 2024 and December 31, 2023 consisted of the following (excluding any fair value adjustments and debt discounts, as applicable):

(In thousands)	September 30, 2024	December 31, 2023
Senior Term Loan	$93,365	$158,228
New GPO Note	50,434	48,575
Convertible Notes	15,595	14,052
Dragonfly Seller Convertible Notes	13,641	12,223
Era Convertible Note	-	5,500
Aicel Convertible Note	1,150	1,156
PPP Loan	63	144
Total Principal plus PIK Outstanding	$174,248	$239,878

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

In connection with the completion of the sale of Aicel Technologies on October 31, 2024, the Company repaid $5.0 million of principal.

During the nine months ended September 30, 2024, we made cash interest payments totaling $11.7 million related to the Senior Term Loan.

The Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were four financial covenants in place at September 30, 2024: a minimum cash balance requirement, minimum annual recurring revenue requirement, an adjusted EBITDA requirement (as defined in the Credit Agreement, as amended) and a capital expenditure limitation. At September 30, 2024, the Company was in compliance with all of the covenants. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

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

The Company elected to account for the New GPO Note using the fair value option. The New GPO Note was recorded at its June 30, 2023 acquisition date fair value of $36.6 million. The Company initially recorded a loss contingency of $11.7 million in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the New GPO Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and New GPO Note, the Company recorded an additional loss on settlement with GPO of $3.5 million in the condensed consolidated statement of operations for the nine months ended September 30, 2023.

Convertible Notes

Four convertible noteholders with an aggregate principal amount (including accrued paid in kind interest) of $10.5 million as of the Closing Date elected not to convert their notes into shares of capital stock of the Company in conjunction with Closing. The convertible notes are unsecured, earn payable in kind interest of 15% per annum, payable in kind monthly, and mature in July and November of 2025. The notes that mature in July 2025 are recorded in the current maturities of long-term debt.

Dragonfly Seller Convertible Note

On January 27, 2023, we acquired Dragonfly and financed part of the purchase with the issuance of convertible notes. The Dragonfly Convertible Note is subordinate to our New Senior Credit Facility, accrues interest of 8% per annum, payable in kind or in cash, and matures in January 2028.

Era Convertible Note

On December 8, 2023 and January 5, 2024, we issued convertible notes in an aggregate principal amount of $6.3 million in connection with the Company's strategic commercial partnership with Era. During the three months ended June 30, 2024, the Company converted the Era Convertible Notes into 6,852,099 shares of Common Stock, pursuant to the terms of the convertible notes, as amended, and accordingly satisfied all obligations thereunder.

Aicel Convertible Note

On July 29, 2022, we acquired Aicel Technologies and assumed its $1.0 million convertible note. The Aicel Convertible Note is subordinate to our New Senior Credit Facility, accrues interest of 1% per annum, payable in kind monthly, and matures in July 2027. On October 31, 2024, the Company sold Aicel Technologies and the convertible note was assumed by the buyer, see Note 18, Subsequent Events for additional information.

PPP Loan

The PPP Loan requires monthly principal and interest payments of approximately $9 thousand until maturity in 2025.

Capital expenditures

Capital expenditures primarily consist of purchases of capitalized software costs and property and equipment. Our capital expenditures program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment to grow our business. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. Our total capital expenditures were $6.9 million and $6.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(3,950)	$(31,940)
Investing activities	$84,509	$(18,336)
Financing activities	$(71,574)	$6,570
Effect of exchange rates on cash	$86	$(184)
Net change in cash and cash equivalents	$9,071	$(43,890)

Operating activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock based compensation, changes in fair value of warrant liabilities, non-cash interest expense, and loss on debt extinguishment, as well as the effect of changes in working capital and other activities.

Cash used in operating activities in the nine months ended September 30, 2024 was $4.0 million, a decrease of $28.0 million compared to the nine months ended September 30, 2023. The primary factors affecting our net operating cash flows during this period was our net income of $22.9 million, which includes non-cash expense items totaling $26.9 million, including a gain on disposal of business of $71.6 million, non-cash and paid-in kind interest expense of $8.2 million, stock-based compensation expense of $13.9 million, a gain due to the change in fair value of financial instruments of $3.2 million, non-cash lease expense of $1.6 million, amortization and depreciation of $18.4 million, and other non-cash items of $0.6 million.

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

Investing activities

Net cash provided by (used in) investing activities in the nine months ended September 30, 2024 was $84.5 million compared to $(18.3) million in the nine months ended September 30, 2023. Net cash provided by investing activities in the nine months ended September 30, 2024 primarily consisted of cash proceeds from the sale of a business of $91.4 million partially offset by cash paid of $6.8 million of capital expenditures primarily related to software development costs. Net cash used in investing activities in the nine months ended September 30, 2023 was $18.3 million, which primarily consisted of cash paid for acquisitions, net of cash acquired of $5.0 million and cash paid of $6.0 million of capital expenditures primarily related to software development costs and purchases of short-term investments of $7.4 million.

Financing activities

Net cash (used in) provided by financing activities in the nine months ended September 30, 2024 was $(71.6) million, compared to $6.6 million for the nine months ended September 30, 2023. Net cash used in financing activities during the nine months ended September 30, 2024 primarily consisted of payments of long-term debt and deferred financing costs primarily related to Amendment 4 to the Credit Agreement and the sale of Board.org of $72.8 million partially offset by the proceeds from the issuance of Era Convertible Notes of $0.8 million and proceeds from the issuance of stock options and ESPP purchases of $0.5 million. Net cash provided by financing activities in the nine months ended September 30, 2023 was $6.6 million, which primarily consisted of $6.0 million from Amendment 1 to the Credit Agreement and $0.6 million from the proceeds from the exercise of stock options.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2024, as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 15, 2024.

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

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue for the three and nine months ended September 30, 2024, was impacted by approximately 1.0% compared to the three and nine months ended September 30, 2023.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate Senior Term Loan. Our exposure to changes in interest rates is associated with the Prime Rate.

As of September 30, 2024, we had outstanding borrowings on our Senior Term Loan of $93.4 million, which bear cash interest at a floating rate based on the Prime Rate plus an applicable margin. At September 30, 2024, the interest rate on our Senior Term Loan was 13.0%. Assuming no change in the outstanding borrowings on our Senior Term Loan, we estimate that a one percentage point increase in the Prime Rate would increase our annual cash interest expense by approximately $0.9 million.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting and has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2024. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

Update on Remediation of Previously Reported Material Weaknesses

Management identified three material weaknesses in internal controls in the areas of (i) information technology general controls related to administrative user access to the Company’s information systems that are relevant to the preparation of the financial statements to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data; and user access provisioning and monitoring; (ii) Ineffective controls over the accounting for fair market value changes to financial instruments; and (iii) ineffective controls over the accounting for stock compensation accounting. Management is taking steps to successfully remediate these material weaknesses by implementing remediation efforts described below.

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. Our efforts resulting in successful remediation include:

1.
Administrator access to financially relevant systems has been restricted to relevant system owners
2.
Enhanced design of access reviews performed across each financially relevant system
3.
Additional review procedures involving fair market value changes to financial instruments
4.
Additional review procedures surrounding the accounting for stock compensation.

Notwithstanding the assessment that our internal controls over financial reporting are not effective and that material weaknesses exist, we believe we have employed supplementary procedures to ensure the financial statements contained in this report fairly present in all material respects, our financial position as of September 30, 2024.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses identified in prior year and material weakness remediation activities, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than as reported on each of our Current Reports on Form 8-K, we did not have any unregistered sales of equity securities during the three months ended September 30, 2024.

Use of Proceeds

Not applicable

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Adoption, Modification or Termination of Rule 10-b-5-1 Plans and Certain Other Trading Arrangements

During the three months ended September 30, 2024, Dominque Taylor, Senior Vice President, People and DEIBA adopted a "Rule 10-b-5-1 trading arrangement," as defined in Item 408(a) of Regulation S-K.

Securities Purchase Agreement

On November 12, 2024 (the “Issuance Date”), FiscalNote Holdings, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with EGT 10, LLC (the “Investor”), an investment vehicle managed by Era Global Technologies, LLC (“Era”), pursuant to which the Company issued a senior subordinated convertible note (the “Note”) in an aggregate principal amount of $5.5 million to the Investor (the “Principal Amount”). Era is an investment firm backed by global family offices across multiple countries and markets. Era has directly or indirectly co-invested in various ventures at which Mr. Timothy Hwang, the Company’s Chairman, Chief Executive Officer and Co-Founder, is serving as a director.

The Note matures on November 12, 2027 (the “Maturity Date”) and will bear cash interest at a rate equal to the applicable federal rate published by the Internal Revenue Service beginning on the six-month anniversary of the Issuance Date. The Note is contractually subordinated to the Company’s obligations under its senior secured indebtedness, and accordingly the Company’s right to make certain cash payments in connection therewith is limited by the terms of such subordination agreement (the “Subordination Agreement”). The Investor may convert the Note into shares (the “Underlying Shares”) of the Company’s class A common stock, par value $0.0001 per share (the “Common Stock”), beginning on the six-month anniversary of the Issuance Date (the “Initial Conversion Date”) based on the volume weighted average price of the trailing 30 trading day period prior to the conversion. In addition, the Company may elect to convert all or a portion of the Note into the Underlying Shares (the “Optional Conversion Right”) if the Underlying Shares are registered for resale under the Securities Act of 1933, as amended (the “Securities Act”).

Pursuant to the Purchase Agreement, on the Issuance Date, the Company also issued, as a success fee, 2,549,129 shares of Common Stock to the Investor (the “Success Fee Shares”). The Investor is not permitted to sell the Success Fee Shares before the six-month anniversary of the Issuance Date; provided, however, that if the Company elects to convert any portion of the Note into Underlying Shares pursuant to its Optional Conversion Right, then the Investor may sell a pro-rata portion of the Success Fee Shares.

The Purchase Agreement also requires the Company to issue additional shares of Common Stock (“Additional Shares”) to the Investor if the Investor sells the Success Fee Shares and Underlying Shares within 12 months after the earlier of (i) issuance of all Underlying Shares issued pursuant to the Optional Conversion Right or (ii) the Initial Conversion Date (the “Sell-Off Period”), to the extent such sales of the Success Fee Shares and the Underlying Shares during the Sell-Off Period do not generate aggregate cash proceeds to the Investor that equal or exceed the sum of (1) the Principal Amount plus (2) $2.75 million. Any such Additional Shares would be valued based on the volume weighted average price of the trailing 30 trading day period, calculated prior to the date of any such issuance. In the event the Investor sells the Underlying Shares, Success Fee Shares and/or any Additional Shares for an amount equal to the sum of (1) the Principal Amount plus (2) $2.75 million, the Investor shall be required to return any remaining Underlying Shares, Success Fee Shares and/or Additional Shares, as applicable, and cancel any remaining amount of the Principal Amount owed by the Company.

If the Company were to complete a change of control, merger, combination or similar transaction (a “Fundamental Change”) prior to the expiration of the Sell-Off Period, the Company’s obligation to issue Additional Shares shall be terminated and the Investor will have the right to accelerate the maturity date of the Note. In addition, the Company, in lieu of its obligation to issue Additional Shares, shall be required to repurchase the Success Fee Shares then-held by the Investor for cash consideration equal to $2.75 million minus the net cash proceeds received by the Investor from any prior sales of the Success Fee Shares in the event that any of the following occur: (i) a Fundamental Change results in the Company’s shares not being listed for trading on a national stock exchange, (ii) the Company were to repay the Note prior to the Maturity Date and prior to the expiration of the Sell-Off Period, or (iii) the Company were to file for bankruptcy or experience a similar insolvency event prior to the expiration of the Sell-Off Period.

The Note provides for customary events of default including failure to pay amounts due and owing under the Notes, failure to deliver the Underlying Shares, and other customary events of default similar to those provided under the terms of the Company’s senior secured indebtedness.

The Purchase Agreement includes certain customary representations, warranties and covenants with respect to the Company and the Investor. The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties therein, and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Purchase Agreement is incorporated herein by reference only to provide investors with information regarding the terms of the Purchase Agreement, and not to provide investors with any other factual information regarding the Company or its business, and should be read in conjunction with the disclosures in the Company’s periodic reports and other filings with the SEC.

The foregoing descriptions of the Purchase Agreement and the Note do not purport to be complete and are qualified in their entirety by reference to the Purchase Agreement and the form of Note, copies of which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Registration Rights Agreement

On the Issuance Date, in connection with the Purchase Agreement, the Company also entered into a registration rights agreement with the Investor (the “Registration Rights Agreement”), requiring the Company to register for resale the Underlying Shares and Success Fee Shares by filing with the SEC a resale registration statement under the Securities Act within seven days of the Issuance Date. Additionally, the Company is required to register for resale the Additional Shares, if any, by filing with the SEC a second resale registration statement within seven days of the issuance of any Additional Shares.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Registration Rights Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Unregistered Sales of Equity Securities

The Note, Underlying Shares, Success Fee Shares and Additional Shares, if any, were or will be, as applicable, issued to the Investor in a private placement pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) promulgated thereunder.

In addition, on the Issuance Date, the Company issued 650,000 shares of Common Stock to Northland Securities, Inc. (the “Brokerage Fee Shares”) to cover the brokerage costs associated with liquidating (i) any Underlying Shares issued pursuant to the Optional Conversion Right and the Success Fee Shares and (ii) the shares of Common Stock previously issued to Era in connection with the Securities Purchase Agreement, by and between the Company and EGT-East LLC, dated as of December 8, 2023, as modified from time to time. The Brokerage Fee Shares were issued in a private placement pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The Company is required to register for resale the Brokerage Fee Shares.

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

Exhibit 4.6 of DSAC’s Form S-4/A filed with the SEC on June 27, 2022 (File No. 333-261483).
4.4	Form of Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on March 20, 2023 (File No. 001-39672).
10.1	Securities Purchase Agreement, dated as of November 12, 2024, by and between FiscalNote Holdings, Inc. and EGT 10, LLC.	Filed with this report.
10.2	Form of Note	Filed with this report.
10.3	Registration Rights Agreement, dated as of November 12, 2024, by and between FiscalNote Holdings, Inc, and EGT 10, LLC.	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32	Section 1350 Certifications.	Furnished with this report.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Submitted electronically with this report.

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

FISCALNOTE HOLDINGS, INC.

Date: November 12, 2024	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Date: November 12, 2024	By:	/s/ Timothy Hwang
Name: Timothy Hwang
Title: Chief Executive Officer