Form 10-K
period 2024-12-31
FiscalNote Holdings, Inc.
filed 2025-04-01
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The New York Stock Exchange on June 30, 2024 was $125,540,607.

As of March 24, 2025, the registrant had 153,129,346 shares of Class A common stock, $0.0001 par value per share, outstanding, and 8,290,921 shares of Class B common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Annual Report on Form 10-K, including Part I, Item 1A, “Risk Factors, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity; our prospects, growth, strategies and the markets in which FiscalNote operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting FiscalNote. Factors that may impact such forward-looking statements include:

•
concentration of revenues from U.S. government agencies, changes in the U.S. government spending priorities, dependence on winning or renewing U.S. government contracts, delay, disruption or unavailability of funding on U.S. government contracts, and the U.S. government’s right to modify, delay, curtail or terminate contracts;
•
FiscalNote’s ability to successfully execute on its strategy to achieve and sustain organic growth through a focus on its core Policy business, including risks to FiscalNote’s ability to develop, enhance, and integrate its existing platforms, products, and services, bring highly useful, reliable, secure and innovative products, product features and services to market, attract new customers, retain existing customers, expand its products and service offerings with existing customers, expand into geographic markets or identify other opportunities for growth;
•
FiscalNote's future capital requirements, as well as its ability to service its repayment obligations and maintain compliance with covenants and restrictions under its existing debt agreements;
•
demand for FiscalNote's services and the drivers of that demand;
•
the impact of cost reduction initiatives undertaken by FiscalNote;
•
risks associated with international operations, including compliance complexity and costs, increased exposure to fluctuations in currency exchange rates, political, social and economic instability, and supply chain disruptions;
•
FiscalNote's ability to introduce new features, integrations, capabilities and enhancements to its products and services, as well as obtain and maintain accurate, comprehensive and reliable data to support its products, and services;
•
FiscalNote's reliance on third-party systems and data, its ability to integrate such systems and data with its solutions and its potential inability to continue to support integration;
•
FiscalNote’s ability to maintain and improve its methods and technologies, and anticipate new methods or technologies, for data collection, organization, and analysis to support its products and services;
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
•
FiscalNote's ability to maintain public company-quality internal control over financial reporting; and
•
FiscalNote's ability to adequately protect and maintain its brands and other intellectual property rights.

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

v

FISCALNOTE HOLDINGS, INC.

FORM 10-K TABLE OF CONTENTS

vi

PART I

Item 1. Business.

Overview

We are a leading technology provider of global policy and regulatory intelligence. We deliver critical, actionable legal and policy insights in a rapidly evolving political, regulatory and macroeconomic environment. By combining artificial intelligence (AI), and other technologies with analysis and workflow tools, we provide data and information that enables customers who use our products to manage policy change, address regulatory developments, and mitigate policy risk.

In our core products, we ingest unstructured data on legislative and regulatory developments, and overlay that data with our sophisticated in-house AI and data science expertise to deliver structured, relevant and actionable information that facilitates and informs our customers’ key operational and strategic decisions. In the U.S., we source data at the local, municipal, regional, state, and Federal level. Our portfolio of public policy intelligence products includes PolicyNote, CQ Federal, and Curate. We also offer EU Issue Tracker, which provides public policy intelligence for the European Union, as well as professional services which enable customers to cover over 80 countries globally. These products incorporate workflow tools that enable our clients to monitor, manage, collaborate and efficiently organize for action on the issues that matter most to them, integrating global policy intelligence seamlessly into their daily activities. We also offer our advocacy platform (VoterVoice) and constituent management services platform (Fireside), which connect citizens with their government representatives and vice versa. In addition, we offer our customers expert and customized macroeconomic analysis through FrontierView, a market intelligence advisory firm for global business professionals.

We serve a diverse customer base comprising global enterprises (including 40 of the Fortune 100), midsized and smaller businesses, government agencies, law firms, professional services organizations, trade groups and non-profits in more than 40 countries. We generated total revenues of $120.3 million and $132.6 million for the years ended December 31, 2024 and 2023, respectively, with the year-over-year decline attributable primarily to the divestiture of Board.org in March 2024. We generate recurring revenues using a subscription-based model, which accounted for approximately 92% of our 2024 total revenues. We believe that we deliver compelling value to our customers through the combination of the insights delivered by our platform, expert analysis, workflow tools and the other products and services we offer as well as the increase in efficiency and effectiveness resulting from being a customer of ours.

Our History

FiscalNote was established in 2013 with a vision of using technology to bring clarity to the disparate unstructured and rapidly changing data on governmental activities and empower organizations to better understand and act on the issues that matter to them. Since then, the company has grown organically and through a series of strategic acquisitions, increasing our scale, enhancing our portfolio of products and services with complementary offerings and introducing us to new geographic territories including the U.K., E.U., Australia, and Singapore. Today, we are now a global company with over 570 employees as of December 31, 2024. Our headquarters are located in Washington, D.C., with satellite offices in the United Kingdom, Belgium, Australia, India, and Singapore. Throughout this journey, we have remained committed to the principle of leveraging technology to provide transparency into the policy, people, and politics shaping the world.

Industry Trends

Developments in Artificial Intelligence and Other Technologies Create Opportunities to Serve Customers in New and Innovative Ways

In recent years, advancements in artificial intelligence and other technologies have created opportunities to transform how professionals work, including in our core of legal, government affairs and public sector markets. Increasingly, organizations are consciously adopting technological solutions such as AI, software products and workflow tools not only to monitor and track legal and regulatory changes, but also to generate meaningful insights and predictions about the impact of those changes, and to organize effective responses. As organizations increasingly make this transition, we believe we are well positioned to capture the expanding market opportunity.

Expanding Core Market Due to Increasing Government Policy Uncertainty and Complexity Worldwide

Organizations are increasingly subject to the impacts of policy and regulatory change, both as laws and regulations, grow in complexity and as the organizations themselves expand into new markets or jurisdictions. For example, a company operating in both the United States and Europe is subject to different sets of labor regulations. Within those individual countries, an organization must also comply with diverging laws in various states or other localities, as well as monitor policymaking that could result in new regulations. Changes in the laws and regulations applicable to the business could create risks or opportunities impacting corporate strategy and financial results, or exposing them to greater scrutiny or legal risk. Without a platform to efficiently manage and monitor legislation and regulations, businesses and organizations may become exposed to potential damage to their brands, reputations, or financial performance. Furthermore, the earlier a business learns of potential policy impacting them, the more successful that they can be at impacting that policy in their favor, with fewer resources.

Organizations Struggle to Manage Information Throughout the Lifecycle of a Law or Regulation

Although legal and policy matters continue to grow in importance, we believe that existing platforms have failed to modernize their solutions to address the related needs of organizations of all sizes and sectors. We believe that current information and software providers are unable to support complex processes across multiple jurisdictions such as advocacy, constituent action, legislation, regulations, statutes, case law, and compliance. Legacy solutions also do little to structure the variable data and disparate information on legal and policy matters, making it difficult to search, identify patterns or derive insights from the abundance of information. In addition, they lack the technology and functionality required to navigate the complexity and nuances of cross-border laws and regulations. The growing volume of data makes it challenging for teams to not only quickly identify relevant policy and regulatory information that will impact their organizations, but also efficiently track, collaborate, assess, and report on the critical risks and opportunities. Without an integrated platform, businesses and organizations are forced to engage with multiple different point solutions, which creates additional cost burdens and reduces productivity and efficiency.

Our Strategy

The proliferation of complex laws, regulations and policies is increasingly a source of risk and opportunity for all types of organizations - from small businesses to Fortune 100 companies to government agencies and non-profits, operating in virtually any sector of the economy. Accordingly, we believe that organizations increasingly require efficient and highly automated solutions that aggregate, structure and provide actionable insights into the activities of disparate legislative, regulatory, and geopolitical actors, together with workflow tools that drive efficiency and automation in these areas, as well as insights provided by our expert advisory practices and professional services teams. We believe that we are a market leader for data-driven, actionable insights on legal, political, regulatory and policy matters, and our continued growth is expected to be driven by several strategic initiatives.

Our solution is centered on our suite of offerings and features that combine data, expert analysis and workflows to drive actionable insights. Through our platforms and products, we deliver structured, relevant and actionable information to customers that enables them to be more efficient and effective in achieving mission-critical results, such as securing government funding, generating incremental revenue, minimizing costs, and mitigating legal, regulatory, reputational or other risks.

Enhanced Focus on Policy Core Business

From 2017 to 2023, we completed 16 acquisitions to increase our scale, expand our product offerings, enter new jurisdictions and seek to tap into adjacent markets. In 2023, we refocused strategically on organizational streamlining – including the integration of prior acquisitions, simplification of the organization, sunsetting of legacy or non-core products and divestitures of non-core businesses – in order to enhance the company’s profitability and financial strength. Consistent with these efforts, we also have redoubled efforts to consolidate, replatform and upgrade the core Policy product offering – culminating in the launch of PolicyNote in January 2025 – which we expect to improve the customer experience, deliver greater functionality through the incorporation of enhanced AI features, and drive improvement in customer retention measures.

Product-Led Growth & Sales Optimization

We believe a significant opportunity exists for us to improve revenue growth rates over time as we execute on our product-led growth strategy and continue to optimize our sales organization. Through the launch of PolicyNote in early 2025, further integration of our products into a consolidated platform, and delivery of AI enhanced features, we believe we will drive greater customer retention and create opportunities for upsell, translating into growth in subscription revenues over time. Consistent with this strategy, we are focusing on elevating our sales productivity and efficiency, as team members bring a simpler, more focused and enhanced product suite to market. We serve a diverse “blue chip” client base across major public and private sectors, including 40 of the Fortune 100. Our sales optimization efforts should realize growth in our significant existing customer base while also seeking to close new sales. Our post-sale client engagement efforts also include tailored strategies designed to successfully expand the size and duration of our client engagements through cross-selling and upselling, as well as optimizing product pricing and packaging based on customer needs.

Research & Development

We continue to invest in improvements to our products and services to enhance the value of the data and insights they provide as well as improve our customer experience. Our efforts in this regard include consolidating and integrating our product portfolio, expanding the coverage of our products through the incorporation of additional data sets, developing new proprietary technology (including additional products and enhancements to existing products), and offering additional human analysis that enhances existing products and services. We continue to advance our core infrastructure and processes for better scaling cross-product data integration, as well as easier deployment of data science and AI capabilities across products. Our new core product, PolicyNote, was built with AI at its core to not only speed up the work of tracking policy, but also to start supporting customers in the shaping of policy as well as through intuitive and chat-based features. We believe these investments will promote customer retention, facilitate cross-selling to existing customers and enable us to market to potential new customers.

Our Competitive Strengths

Category Leader in a Large and Expanding Market Opportunity

As a technology company focused on global policy and regulatory intelligence, we believe we are a category leader in a large and expanding market, with attractive growth potential long-term. For context, organizations of all kinds - from business enterprises to government entities - are subject to proliferating regulations and policies of increasing complexity as well as geopolitical changes in the markets in which they operate. These organizations increasingly require a better understanding of the associated impacts on their operations. In addition, available data on legal and regulatory activities is disparate and unstructured, driving a need to aggregate and meaningfully standardize, analyze and curate that data into relevant insights that facilitate key operational and strategic decisions. Further, analytical capabilities in law are democratizing, as organizations increasingly rely on internal teams, tools and workflows to evaluate and take action on policy and regulatory risks. We believe we are well positioned to capture a significant portion of this growing opportunity due to the quality of our datasets, the sophistication of our AI-forward capabilities, our reputation, the scalability of our consolidated user interface and platform PolicyNote, and the experience and pedigree of our strong management team.

Scalable Proprietary AI-Driven Technology

Our core technology is built upon our proprietary data collection, ingestion, processing, monitoring and refinement capabilities that serve our product and service offerings. We collect and process structured and unstructured data related to global legislative and regulatory activities from disparate sources, which we combine with automated processes built using AI, supplemented with human-in-the-loop augmentation (i.e., human interaction in reviewing, validating, labeling or generating data as part of an automated processing pipeline to improve results and speed up the machine learning process) to derive structured metadata and generate trustworthy and actionable information at scale that powers multiple customer-facing applications. We believe that, as we integrate our current product offerings onto the PolicyNote platform and update our ingestion and refinement technology as a part of our product roadmap, we will enhance our ability to scale, incorporate new data sets, reduce our time to market with new products and features, and reduce our cost associated with product maintenance. Through these processes, we believe we will be able to deliver actionable insights for clients, including individualized alerts, activity-driven recommendations and event-based predictions. These insights are incorporated into workflow tools that support policy monitoring, automated reporting, stakeholder management and collaboration, revenue and funding generation, research and analysis, and streamlined compliance. We believe our proprietary technology delivers superior outcomes for our customers through a focus on combining deep product development expertise with subject matter expertise navigating technical complexities in the policy and legal domain. The value of our technology is highlighted by its ability to utilize AI to automatically learn and apply extractions, classifications, recommendations and connections between disparate data sources as more data is ingested, thereby providing increased customer value per dataset and data-driven insights over time.

Rapidly Shifting Technology Landscape with an Increasing Emphasis on the Role of Generative and Agentic AI, Machine Learning, and Natural Language Processing

The evolution of Artificial Intelligence technologies such as Generative AI, Agentic AI, Machine Learning (ML), and Natural Language Processing (NLP) is rapidly changing the way industries approach data and analytics. Today's technologies enable far more sophisticated analysis, prediction, and automation. These trends are driving significant changes in how business is conducted and how data is evaluated by multinational corporations, non-profits, and governments. Such technological shifts are particularly impactful in markets being serviced by FiscalNote, including legal and policy analysis focused on the political, regulatory and macroeconomic environment. Appropriately navigating the technological shifts within the larger AI landscape is crucial for understanding and processing large volumes of text-based data such as legal documents, policy papers, and regulatory rulings. Deploying these technologies has the potential to automate repetitive tasks, reduce errors, and provide more actionable insights, decision-making, and strategic planning. Businesses that embrace these shifting technologies through platforms such as FiscalNote can gain a competitive advantage and enhance their efficiency, innovation, and customer experience.

Blue Chip Diverse Client Base

Our diverse customer base includes large multinational corporations as well as startups and other enterprises. We also support all three branches of the U.S. federal government, along with dozens of other national, state, and local government entities. In addition, we provide solutions to non-government organizations, nonprofits and advocacy groups. Thousands of organizations rely on us to improve the way they build and manage their relationships with all levels of government, enabling them to have maximum impact on legislation and regulation. We believe that many of our clients offer significant opportunities for growth in the client engagement, while our diverse client base provides stability and mitigates risk to our business as a whole.

Our Products and Services

Public Policy and Issues Management

Our core platform, PolicyNote, and other offerings within our Policy suite of products, provide policy monitoring capabilities at various jurisdictional levels both domestically and globally to enable clients to identify opportunity and manage risk associated with legislative and regulatory change. Our products reliably track U.S. Congressional and federal agency activity - from committee markups and amendments to introductions of proposed legislation to rulemaking and the regulatory comment process - as well as activities across state and local governments. Additionally, customers are able to integrate custom policy, stakeholder, and other data and analysis surrounding the policy ecosystem into the platform to manage their policy, market, and stakeholder information in one place. Through CQ, we also offer deep and comprehensive news and analysis covering the politics, process, and impact of both lawmaking and rulemaking. Further, by leveraging our EU Issue Tracker, clients can take advantage of deeper policy monitoring capabilities and insights in the European Union. By harnessing workflow tools that help organizations manage their issues with insights provided by these products, stakeholders and teams are empowered to collaborate and drive more effective cross departmental knowledge management and coordination and communication on legal and regulatory issues.

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

Advocacy & Constituent Services

Our grassroots advocacy tool, VoterVoice, empowers citizens and organizations to connect with their governments. We provide solutions that enable organizations — from corporations to nonprofits to trade associations — to build campaigns, engage with advocates and educate lawmakers through multiple channels. Our tools also enable customers to track campaign performance with real-time, actionable reports, and insights with data-driven recommendations for improved performance based on industry specific historical benchmarking analysis. Conversely, our Fireside product supports legislators in their constituent engagement efforts by simplifying daily constituent communications, automating tasks, maintaining online and social media presence, and applying data to guide outreach efforts. Its built-in AI sorting function also helps elevate those messages of highest importance for Congressional staff, flagging harmful threats and other urgent messages to be dealt with first.

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

Market Intelligence

Our market intelligence offering, FrontierView, provides strategic planning, market monitoring and intelligence to global business professionals in support of companies’ international growth initiatives. We believe that, by combining expert analysis with our core AI-driven product offerings, our clients gain access to the full array of insights they need to understand how government actions and policies impact their organizations, businesses and industries.

Example Use Case

•
A multinational corporation engages FrontierView for customized research and analysis to adapt its pricing strategy to volatile emerging markets in which it seeks to expand.

Customers

We serve a large, diverse customer base that includes small and mid-sized businesses, large enterprises (including 40 of the Fortune 100), government agencies, law firms, professional services organizations, trade groups and non-profit around the world. We believe that our customers continue to rely on our products and services due to the strong value proposition of the insights delivered by our platform, combined with expert analysis and workflow tools, and we look forward to driving increased customer loyalty and retention through our product-lead growth strategy. We use two metrics to gauge the health of our future revenue opportunity: annual recurring revenue ("ARR") and net retention revenue ("NRR").

As of December 31, 2024, our ARR defined as contracted subscription revenue on a consolidated basis and at the parent account level was $107.5 million. Excluding products that discontinued in 2023 and businesses that we divested, (see Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, for further discussion) our adjusted ARR at December 31, 2024 was $93.3 million.

As of December 31, 2024, our NRR (defined as revenue from businesses owned for at least twelve months at any point in time) on subscription customers was approximately 98% for the fourth quarter of 2024. Retention rates typically are higher for engagements with higher account values, which tend to involve more products with more complex and broader usage within a client organization. We believe that our business is not substantially dependent on any particular end market, customer or group of significant customers.

Technology

Our information technology systems are fundamental to our success. We guide users across a complex information ecosystem, presenting acquired and generated content, with machine-derived metadata, in tailored client workflows. Our technology stack includes technologies for the storage, processing, access and delivery of the data that forms the foundation of our business. We generally own or have secured ongoing rights to use all the applications material to our operations. Our patented AI-enabled core technologies are built and operated on top of modern cloud infrastructure, providing a reliable and distributed computing infrastructure platform for business operations, and leverage cutting edge third-party LLMs to incorporate generative and agentic AI features and capabilities.

Our AI-driven analytical solutions empower our clients to track the pulse of legal and regulatory developments via:

•
Descriptive informatics: vast database enabling trend identification, discovery and alerting, and analysis across jurisdictions, people, and documents.
•
Predictive informatics: actionable insights such as legislative forecasts, automatic regulatory comment sentiment analysis, AI-driven personalized content and data recommendations to help clients make informed decisions.
•
Data collection and ingestion, processing and augmentation, and storage automation capabilities including:
o
Data ingestion: intelligent data sourcing and collection with custom scraping and monitoring frameworks from web sources, APIs (Application Programming Interface), and data partnerships collecting unstructured text documents in multiple languages and multimedia audio, video, and image files.
o
Data processing: augments raw source data by inferring and deriving metadata via natural language processing, including categorization, entity extraction, linking, and summarization, creating standardized and useable structured data formats.
o
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

Competitive Environment

We believe the principal competitive factors in our business are the quality of insights that our customers can derive from our products and services, including their relevance to the policy and regulatory issues of greatest impact to their organizations, as well as the ease with which customers can act on those insights and integrate them into workflows that drive results. We believe that, with the launch of PolicyNote, integration of cutting edge AI capabilities into our platform, and anticipated further consolidation and enhancement of our product suite, we will compete favorably with respect to each of these factors.

We consider ourselves a category leader in the technology-enabled global policy and market intelligence services sector. We believe that no single competitor currently offers the same product capabilities, scope of services and market coverage we provide, nor do we provide the same product capabilities, scope of services and market coverage as our competitors. The data and information analytics sector is fragmented, and we may encounter a variety of competitors depending upon the relevant market or product offering. Our competitors may include traditional information services companies such as Thomson Reuters, Bloomberg, and S&P, LexisNexis, trade associations and legal advisors such as traditional law firms, as well as consultancies and traditional and digital media organizations that compete primarily with our Roll Call business. In addition, we face competition from start-up and mid-sized companies, with products or services that compete with certain offerings within our portfolio. Over time, we believe that additional businesses will increasingly enter the global policy and market intelligence information services sector and develop technologies that may compete with our products and services.

Intellectual Property

As of December 31, 2024, we owned 47 registered trademarks, two trademarks allowed, three trademark applications (in each case, counting individual foreign registrations and applications), approximately 373 domain names, 14 patents, four patents pending, and two patents allowed (not inclusive of the Oxford Analytic and Dragonfly entities). We also own certain proprietary software. We consider our trademarks, service marks, databases, software and other IP to be proprietary, and rely on a combination of statutory (e.g., copyright, trademark, trade secret and patent), contractual and technical safeguards to protect our intellectual property rights. We believe that the intellectual property that we own and license is sufficient to permit us to carry on our business as presently conducted.

Our agreements with our customers and business partners place certain restrictions on the use of our intellectual property. As a general practice, employees, contractors and other parties with access to our proprietary information sign agreements that prohibit the unauthorized use or disclosure of our intellectual property and confidential information.

New Product Development

We believe that innovation is essential to our success and one of our primary drivers of competitive advantage. We believe we are in a unique position to help shape how organizations find, evaluate, interact with, consume and act upon global policy and market information. We made significant improvements in our existing product suite while developing and launching new products, including PolicyNote. We intend to continue augmenting our technology platform, products and services based on risk and opportunity identification by expanding our global coverage and operations.

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

Employees

As of December 31, 2024, approximately 573 employees support our business operations with approximately 555 full-time. Excluding Oxford Analytica and Dragonfly, the company had approximately 494 employees as of December 31, 2024. As of the date of this Annual Report on Form 10-K, approximately 45 of our employees are represented by a union. We consider our relationship with our employees to be good and have not experienced interruptions to operations due to labor disagreements.

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

Information About our Executive Officers

Set forth below is a list of our executive officers, including each executive officer’s principal occupation and employment during the past five years and reflecting recent organizational changes. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until his successor is appointed or his earlier death or removal or resignation from such office. Each executive officer’s age is set forth in the table next to his name.

Name	Position	Age
Josh Resnik	President and Chief Executive Officer	54
Jon Slabaugh	Chief Financial Officer and SVP of Corporate Development	61
Todd Aman	SVP, General Counsel and Secretary	41

Josh Resnik serves as our President and Chief Executive Officer. Mr. Resnik served as Legacy FiscalNote’s Senior Vice President, General Counsel and Chief Content Officer from October 2018 to January 2022, was named President and Chief Operating Officer in February 2022, and was named Chief Executive Officer effective January 1, 2025. Prior to FiscalNote, Mr. Resnik was an executive and Board member of Spree Commerce starting in 2012, serving as General Counsel/Chief Operating Officer and helping lead the company to a successful acquisition by First Data Corporation (now Fiserv) in 2015. Prior to Spree Commerce, he led the Digital division of Gannett (then one of the largest media companies in the U.S.) and was a senior in-house attorney at AOL. Earlier in his career he spent several years in private law practice representing clients in the TMT sector in corporate transactions and regulatory matters. Mr. Resnik holds a B.A. from the University of Pennsylvania and a J.D. from Boston University School of Law, where he was named an Edward F. Hennessey Distinguished Scholar and G. Joseph Tauro Scholar, as well as earning the Dean’s Award in Communications Law.

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

We have incurred significant net losses in each year since our inception, including net losses of $62.5 million (excluding the effect of the gains on sale of businesses throughout 2024 totaling $72.0 million) and $115.5 million for the years ended December 31, 2024 and 2023, respectively, and we may not achieve or maintain profitability in the future. Because the market for our products and services is rapidly evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. In 2023, the Company implemented a cost reduction plan to align its operations and reduce our operating expenses in the future. We also intend to continue to build and enhance our products and services and develop and expand our platforms through both internal research and development that can contribute to the capabilities of our platforms. If our revenue does not increase to offset operating expenses and if our efforts to control operating expenses are unsuccessful or inadequate, we will not be profitable in future periods. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any failure to increase the number of organizations using our products or grow the size of our engagements with existing customers, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for our products, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our stock to decline.

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

U.S. government agency customers represent a material portion of our total revenues. Accordingly, our financial performance and results of operations could be materially adversely affected by changes in the U.S. government’s spending priorities, our inability to win or renew U.S. government contracts, delay, disruption or unavailability of funding on U.S. government contracts, and action taken by the U.S. government to modify, delay, curtail or terminate contracts.

We derive, and expect to continue to derive, a material portion of our total revenue from contracts with U.S. government agencies and other public sector entities. Accordingly, our overall business depends in part upon continued government expenditures on our Policy products and services. As a result, our prospects, financial condition or operating results could be materially adversely impacted by any of the following actions or events, among others:

•
changes in available funding due to budget constraints, mandated spending cuts across the government or particular agencies, changes in spending priorities, efficiency initiatives (although we believe that our products and services support efficient governmental operations), or similar actions;
•
decisions to close, or materially reduce the mandate and staffing of, specific government agencies to which we provide products and services, or any disruption in the functioning of such agencies;
•
delays in the payment of our invoices by government payment offices; and
•
an inability by the U.S. government to fund its operations as a result of a failure to increase the federal government’s debt ceiling, a credit downgrade of U.S. government obligations or for any other reason.

Such actions or events may also increase the volatility in public sector revenues, presenting challenges to our ability to accurately predict the financial performance and results of operations of our public sector business.

If we are unable to attract new customers, retain existing customers, expand our products and services offerings with existing customers, expand into areas of higher growth, our revenue growth and profitability will be harmed.

Our success depends on our ability to acquire new customers, retain existing customers, expand our engagements with existing customers through cross-selling and upselling efforts, expand into areas of higher growth, and to do so in a cost-effective manner. We have made significant investments related to customer acquisition and retention, expect to continue to spend significant amounts on these efforts in future periods, and cannot guarantee that the revenue from new or existing customers will ultimately exceed the costs of these investments.

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

From time to time, we engage in restructuring plans that have resulted and may continue to result in workforce reduction and consolidation of our real estate facilities and our operating footprint. In addition, management will continue to evaluate our global footprint and cost structure, and additional restructuring plans may be required. As a result of our restructurings, we have experienced and may in the future experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. Any cost-cutting measures could impact employee retention. In addition, we cannot be sure that any future cost reductions or global footprint consolidations will deliver the results we expect, be successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or global footprint consolidation. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our results of operations may be adversely affected.

We have international operations and assets, including in the U.K., Belgium, and Australia, and we sell our products and services to clients globally. These international operations subject us to additional risks that may adversely affect our business, results of operations and financial condition.

We have international operations, including in the U.K., Belgium, and Australia. Our ability to operate in these countries may be adversely affected by changes in those jurisdictions’ laws and regulations, including those relating to taxation, lobbying, cybersecurity, privacy and other matters. In addition, our operating results and financial performance are subject to the local economic and political situations. We believe that our operations are in compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that require additional expenditures and efforts on our part to ensure our compliance therewith, as well as increased taxation, restrictions on imports, import duties or currency revaluations. There can be no certainty as to the application of the laws and regulations of these jurisdictions in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities, resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

In addition, we sell our products and services globally and plan to continue expanding our international operations as part of our growth strategy. For the years ended December 31, 2024 and 2023, approximately 21% and 19%, respectively, of our revenues were derived from outside of the United States. Revenues by geography are determined based on the region of the FiscalNote selling entity, which may be different than the region of the customer. Our current international operations could subject us to a number of risks, including:

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

Our company culture has contributed to our success and if we cannot maintain and evolve our culture as it grows, our business could be materially and adversely affected.

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

As of December 31, 2024, we had $168.2 million in aggregate principal amount of indebtedness of which (i) $88.6 million was outstanding under our senior term loan facility (the "Senior Term Loan") and secured by substantially all of our assets, and (ii) $79.6 million was unsecured. In connection with the completion of the sale of Oxford Analytica and

Dragonfly on March 31, 2025, the lenders consented to release the liens on Oxford Analytica and Dragonfly's assets and permitted the consummation of the sale in exchange for the permanent retirement of $27.1 million (the “Pay-Down Amount”) of term loans under the Senior Term Loan and payment of $1.8 million of related prepayment and exit fees.

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

As of December 31, 2024, our goodwill was approximately $159.1 million, which represented 48.8% of our total assets. We test goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Estimates of future revenue and expenses combined with assumptions as to the business climate, industry, and economic conditions can influence our evaluations. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. We believe that the assumptions and estimates are reasonable based on our current forecasts and outlooks, however, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. (For additional information on our goodwill impairment testing, see Note 8, Goodwill, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K . Because of the significance of our goodwill and other long-lived assets, any future impairment of these assets could have a material adverse effect on our results of operations.

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

While we remediated the material weaknesses identified in the prior year in our internal controls over financial reporting, we cannot assure you that additional material weaknesses will not occur in the future. If our internal controls over financial reporting are not effective, we may not be able to accurately report our financial results, or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for the year ended December 31, 2024, our management team has remediated all material weakness identified in the prior year.

In addition, pursuant to Section 404 and in light of SEC guidance, management is required to report our assessment of internal control over financial reporting, and if FiscalNote continues to be an accelerated filer (who is not eligible to be a smaller reporting company and ceases to be an emerging growth company) or becomes a large accelerated filer, an attestation of the independent registered public accounting firm will also be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules, we may need to upgrade our legacy information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff or retain additional outside consultants.

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

Our Class B Common Stock have twenty-five (25) votes per share, and our Class A Common Stock have one vote per share. Mr. Tim Hwang, our Executive Chairman and Co-Founder, and Mr. Gerald Yao, our Co-Founder, Chief Strategy Officer and Global Head of ESG (together our “Co-Founders”), together hold all of the issued and outstanding shares of our Class B Common Stock, which represent 5.5% our common stock as of December 31, 2024. Accordingly, as of December 31, 2024 where a majority or plurality vote is required, as applicable, Mr. Hwang holds 50.8% of the voting power of our outstanding common stock and Mr. Yao holds 8.4% of the voting power of our outstanding common stock. Therefore, our Co-Founders will be able to determine the outcome of matters submitted to our stockholders for approval, including the election of directors (which requires only a plurality vote), amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders would cease to hold a majority of the voting power of our outstanding common stock if they disposed of shares of Class B Common Stock representing approximately 1.7% of our outstanding common stock, in transactions other than Permitted Transfers as defined in our certificate of incorporation (“Charter”), assuming no other issuances of either Class A or Class B Common Stock have occurred since December 31, 2024 and prior to such dispositions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A Common Stock. Any future issuance of Class B Common Stock may be dilutive to holders of Class A Common Stock. For information about our dual-class structure, see Note 10, Stockholders' Equity, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

The NYSE may delist our Class A Common Stock if we fail to comply with ongoing listing standards.

On November 25, 2024, the Company received notice from the NYSE stating that it concluded that the Company was not in compliance with Rule 802.01C of the NYSE’s continued listing requirements (the “NYSE Notification”), since as of November 20, 2024, the 30-trading day average closing price of the Company’s shares of Class A common stock had fallen below $1.00 per share over a consecutive 30 trading-day period. The Company subsequently regained compliance with such listing standard through ordinary course stock price appreciation over time. However, we may in the future not comply with the continued listing requirements of NYSE, may receive a NYSE Notification and subsequently have our Class A Common Stock subject to delisting by the NYSE or be required to take other remedial action.

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

As previously disclosed, we have issued EGT 11 LLC (“EGT 11”) senior subordinated convertible notes (the “ERA Notes”) in the aggregate principal amount $5.8 million (the “Principal Amount”) which are convertible into shares of Class A Common Stock (the “EGT Underlying Shares”) and in connection therewith, we issued 2,596,050 Class A Common Stock to EGT 11 (the “Fee Shares”) and issued 300,000 shares of Class A Common Stock to a broker (the “Broker Shares”) to facilitate the liquidation of Fee Shares and Underlying Shares. If the sale of Underlying Shares and Fee Shares do not generate cash proceeds equal to 145% of the Principal Amount, we will be required to issue additional shares of Class A Common Stock to EGT 11 (the “EGT Additional Shares”). In addition, on June 30, 2023 the Company issued the GPO Convertible Note which requires us to satisfy the interest payable thereunder in cash or freely tradeable shares of our Class A Common Stock at our option (the “GPO Shares”).

Also as previously disclosed, we amended certain Convertible Notes in an aggregate principal amount of $10.9 million to provide the Company the option to convert such Convertible Notes into shares of Class A Common Stock (the “Legacy Underlying Shares” and, together with the EGT Underlying Shares, the “Underlying Shares”), subject to certain limitations. In connection therewith, the Company agreed to issue additional shares of Class A Common Stock to such noteholders (the “Legacy Additional Shares,” and together with the EGT Additional Shares, the “Additional Shares”) to the extent that sales of the Legacy Underlying Shares do not generate net cash proceeds equal to the aggregate outstanding principal amount of such Convertible Notes plus (a) all interest that would accrue under the Convertible Notes through the maturity date and (b) all brokerage fees, costs and expenses in selling the Legacy Underlying Shares. In addition, in the event that such amount of cash proceeds are not generated prior to a certain date, the Company may be required to further issue additional shares by the extended maturity date of the Convertible Notes (the “Extended Maturity Date Shares”) in certain circumstances.

The issuance of the Underlying Shares, Fee Shares, Additional Shares, Broker Shares, GPO Shares and Extended Maturity Date Shares may cause stockholders to experience significant dilution of their ownership interests and cause the market price of our Class A Common Stock to decline. In addition, we may be required to issue additional shares of Class A Common Stock in the future to satisfy certain financial covenants under the Senior Term Loan that may result in dilution to all stockholders.

The Warrants may never be in the money, and may expire worthless.

The effective exercise price of the Warrants is $7.32 per share. We believe the likelihood that warrant holders will exercise the Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Class A Common Stock. If the trading price for our shares of Class A Common Stock is less than $7.32 per share, we believe holders of the Warrants will be unlikely to exercise their Warrants. On December 31, 2024, the closing price of our Class A Common Stock on the NYSE was $1.07 per share. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and we may receive no proceeds from the exercise of the Warrants.

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

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, any (i) derivative action or proceeding brought on its behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by, or any other wrongdoing by, any of our current or former director, officer, other employee or stockholder (iii) action asserting a claim against us arising pursuant to any provision of the Delaware General Corporate Law (DGCL), our Charter or our Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery, (iv) action to interpret, apply, enforce or determine the validity of any provisions of our Charter or our Bylaws, or (v) action asserting a claim governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have jurisdiction thereof, the federal district court or other state courts of the State of Delaware. Notwithstanding the foregoing, the federal district courts of the United States will be the exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action arising under the Securities Act, and the foregoing exclusive forum provisions of our Charter will not apply to claims arising under the Exchange Act or other federal securities laws for which there is exclusive federal jurisdiction. To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provision in our Charter.

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

We view cybersecurity as a shared responsibility throughout the Company. At a management level, we have performed tabletop exercises incorporating external resources, advisors and relevant members of the Board as needed. The Company requires all employees to participate in an annual cybersecurity training reviewed by the information security function, and management regularly communicates with employees about potential cybersecurity risks and methods for reporting incidents. The Company has adopted and maintains an Incident Response Plan, which provides for various methods of reporting and escalation of incidents, activation of an incident response team consisting of relevant cross-functional leaders (e.g., legal, information security, operations), assessment of the severity of incidents, processes for investigating and remediating incidents and compliance with related legal and regulatory obligations, among other matters. The Incident Response Plan provides for the involvement of the Company’s Disclosure Review Committee to assess the materiality of cybersecurity incidents and any disclosure obligations required in respect thereof. Management periodically reviews the Company’s cybersecurity risk management strategy and processes - including the Incident Response Plan - to assess their efficacy in light of current and emerging threats.

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

Item 2. Properties.

The Company’s principal executive offices and global headquarters are located in Washington, D.C., and consist of approximately 65,000 square feet of space under a lease that expires on May 31, 2031. We also maintain a presence in a number of other jurisdictions internationally, including Oxford and London, United Kingdom; Brussels, Belgium; Gurugram, India; Singapore; and Sydney, Australia. We use these facilities for research and development, product engineering, sales and marketing, communications, finance, information technology and security, legal, human resources, and other administrative functions. We believe that our existing properties are suitable and adequate for our current needs, and we will continue to assess our facilities requirements as our business grows and operations evolve, including as a result of remote or flexible work arrangements adopted in connection with the COVID-19 pandemic.

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

Holders

As of March 24, 2025, there were approximately 315 holders of record of our Class A Common Stock, which amount does not include participants of The Depository Trust Company or beneficial owners holding shares of Class A Common Stock or Public Warrants through nominee names, there were two holders of record of our Class B Common Stock, and there were three holders of record of our Private Warrants.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

Unregistered Sales of Equity Securities.

None.

Issuer Purchases of Equity Securities.

The Company had no transactions regarding purchases of common stock during the quarter ended December 31, 2024. The Company does not have any publicly announced plan or programs for share purchases.

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

Overview

FiscalNote is a leading technology provider of global policy and regulatory intelligence. It delivers critical, actionable legal and policy insights in a rapidly evolving political, regulatory and macroeconomic environment. By combining artificial intelligence (AI) technology, other technologies with analytics and workflow tools, FiscalNote provides data and information that enables customers to manage policy change, address regulatory developments, and mitigate policy risk. In its core products, FiscalNote ingests unstructured data on legislative and regulatory developments, and overlays that data with sophisticated in-house AI and data science experts to deliver structured, relevant and actionable information in order to facilitate key operational and strategic decisions by global enterprises, midsized and smaller businesses, government institutions, trade groups and nonprofits. FiscalNote delivers that intelligence through its suite of public policy and issues management products, coupled with expert research and analysis of markets and geopolitical events, as well as powerful tools to manage workflows, advocacy campaigns and constituent relationships.

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

As a consequence of the Business Combination, we became an SEC-registered and NYSE-listed company, which required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Upon Closing, we began to incur additional public company expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources.

Factors Impacting the Comparability of Our Operating Results

Acquisitions and Disposals

Acquisitions and disposals affect the comparability of our financial statements from period to period.

On October 31, 2024, we completed the sale of Aicel Technologies business ("Aicel") for $9.7 million comprising of $8.5 million of cash and the assumption of an existing convertible note issued by Aicel in 2022, with an outstanding total principal and accrued paid-in-kind interest amount of $1.2 million. The Company recorded a gain of $0.5 million from the sale of Aicel in the fourth quarter of 2024.

On March 11, 2024, we completed the sale of Board.org for a total value of up to $98.9 million, consisting of $90.9 million in cash at closing and a potential earnout opportunity of up to $8.0 million. The Company recorded a gain on of $71.5 million from the sale of Board.org in the first quarter of 2024.

Direct and indirect costs incurred related to the sale of Board.org and Aicel totaled $1.4 million during the year ended December 31, 2024.

On January 27, 2023, we completed the acquisition of Dragonfly for up to $25.2 million (the "2023 Acquisition"), which included a combination of cash, stock, convertible notes and contingent payments. Direct and indirect costs incurred related to our acquisition of Dragonfly totaled $1.4 million during the year ended December 31, 2023.

As a result of our acquisitions since 2021, we have, and will continue to incur, significant non-cash amortization expense related to the amortization of purchased intangibles, which have reduced our operating income by approximately $4.3 million and $11.8 million during the years ended December 31, 2024 and 2023, respectively.

On February 21, 2025, we signed an agreement related to the sale of Dragonfly Eye Limited and the Oxford Analytica International Group, LLC, which we closed on March 31, 2025 (see Note 19, Subsequent Events in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more details). These businesses contributions to FiscalNote were as follows:

•
Subscription revenue of approximately $13.8 million and $12.1 million during the years ended December 31, 2024 and 2023;
•
Non-subscription revenue of approximately $3.2 million and $3.4 million during the year ended December 31, 2024 and 2023; and
•
ARR of approximately $14.2 million and $12.5 million at December 31, 2024 and 2023.

Product rationalization

From time to time, management reviews the Company’s existing products and services based on their financial profile and other strategic factors. In connection with such reviews, management decided to cease actively selling and therefore sunset certain non-core products, representing, in aggregate:

•
Subscription revenue of approximately $0.5 million and $1.0 million during the years ended December 31, 2024 and 2023; and
•
Non-subscription advisory revenue of approximately $3.0 million during the year ended December 31, 2023 (no corresponding revenue during the year ended December 31, 2024).

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

We plan to invest a portion of the available capital resources in building innovative products, attracting new customers and expanding our leadership role in the legal and regulatory information market which will allow us to drive growth organically. We evaluate acquisitions and investment opportunities in complementary businesses to supplement our existing platform, enable us to enter new markets and ensure that we are well positioned to provide critical insights to the regulated sectors of the future. Past acquisitions have enabled us to deliver innovative solutions in new categories and enhance the functionality of our existing products. Strategic acquisitions may be a component of our growth strategy in the future.

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

Annual Recurring Revenue (“ARR”)

Over 90% of our revenues are subscription based, which leads to high revenue predictability. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for subsequent periods. We use ARR as a measure of our revenue trend and an indicator of our future revenue opportunity from existing recurring subscription customer contracts. We calculate ARR on a parent account level by annualizing the contracted subscription revenue, and our total ARR as of the end of a period is the aggregate thereof. ARR is not adjusted for the impact of any known or projected future customer cancellations, upgrades or downgrades, or price increases or decreases. The amount of actual revenue that we recognize over any 12-month period is likely to differ from ARR at the beginning of that period, sometimes significantly. This may occur due to timing of the revenue bookings during the period, cancellations, upgrades, or downgrades and pending renewals. ARR should be viewed independently of revenue as it is an operating metric and is not intended to be a replacement or forecast of revenue. Our calculation of ARR may differ from similarly titled metrics presented by other companies.

Our ARR at December 31, 2024 and December 31, 2023 was $107.5 million and $126.1 million, respectively. ARR at December 31, 2024 and December 31, 2023, excluding products we discontinued in 2023, and the impact of the sale of Board.org, Aicel, Oxford Analytica, and Dragonfly, was $93.3 million and $96.5 million, respectively.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. We calculate NRR at our parent account level. Customers from acquisitions are not included in NRR until they have been part of our condensed consolidated results for 12 months. Accordingly, the 2023 Acquisition was not included in our NRR for the year ended December 31, 2023. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, the timing of renewals, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. Our quarterly NRR for the last eight quarters follows:

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2023	2023	2023	2023	2024	2024	2024	2024
Net Revenue Retention	96%	98%	100%	99%	96%	98%	99%	98%

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define Adjusted Gross Profit as Total revenue minus cost of revenues, before amortization of capitalized software development costs and acquired developed technology, before impairment of intangible assets that are included in costs of revenues. We define Adjusted Gross Profit Margin as Adjusted Gross Profit divided by Total revenues.

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

We disclose EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin in this Annual Report on Form 10-K because these non-GAAP measures are certain key measures used in conjunction with GAAP measures used by the Chief Operating Decision Maker in making decisions to assist management in evaluating our business, measuring our operating performance and making strategic decisions. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors and others in understanding and evaluating our operating results in the same manner as management. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for net loss, net loss before income taxes, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze our business would have material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate non-GAAP financial measures, which reduces their comparability. Because of these limitations, you should consider EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin alongside other financial performance measures, including net income and our other financial results presented in accordance with GAAP.

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues account for approximately 92% and 90% of our total revenues for the years ended December 31, 2024 and 2023.

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

Amortization of intangible assets

Amortization expense relates to our finite-lived intangible assets, including developed technology, customer relationship, databases and tradenames. These assets are amortized over periods of between three and twenty years. Finite-lived intangible assets are tested for impairment when indicators are present, and, if impaired, are written down to fair value. During the year ended December 31, 2024 no impairment of intangible assets has been identified in our accompanying audited consolidated financial statements. During the year ended December 31, 2023 an impairment of intangible assets of $6,223 has been identified and recorded.

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

Change in fair value of financial instruments

The fair value of financial instruments are accounted for in accordance with ASC 815 and ASC 480. The warrant and derivative liabilities are marked to market each reporting period in accordance with ASC 820 with all gains and losses being recorded within the consolidated statement of operations and comprehensive income (loss).

Income taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the consolidated statements of operations and comprehensive income (loss) in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts that are expected to be realized based on the weighting of positive and negative evidence.

Results of Operations

Discussion of Significant Items Affecting the Consolidated Results for the Years ended December 31, 2024 and 2023

Year Ended December 31, 2024

During the year ended December 31, 2024 the Company recorded a gain on sale of businesses totaling $72.0 million from the sale of Board.org and Aicel. The majority of the proceeds from those sales were used to repay principal balances from the Company's Senior Term Loan and prepayment and exit fees.

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

The Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following table presents our results of operations for the periods indicated:

	Year Ended December 31,		Change
(In thousands)	2024	2023	$	%
Revenues:
Subscription	$111,073	$119,082	$(8,009)	(7)%
Advisory, advertising, and other	9,193	13,563	(4,370)	(32)%
Total revenues	120,266	132,645	(12,379)	(9)%

Operating expenses: (1)
Cost of revenues	25,639	40,251	(14,612)	(36)%
Research and development	12,828	18,186	(5,358)	(29)%
Sales and marketing	35,055	45,722	(10,667)	(23)%
Editorial	18,528	17,869	659	4%
General and administrative	50,236	65,550	(15,314)	(23)%
Amortization of intangible assets	9,925	11,509	(1,584)	(14)%
Impairment of goodwill and intangible assets	-	32,064	(32,064)	NM
Transaction (gains) costs, net	(4)	(767)	763	(99)%
Total operating expenses	152,207	230,384	(78,177)	(34)%
Operating loss	(31,941)	(97,739)	65,798	(67)%

Gain on sales of businesses	(72,017)	-	(72,017)	NM
Interest expense, net	23,589	29,940	(6,351)	(21)%
Change in fair value of financial instruments	6,408	(15,983)	22,391	(140)%
Loss on settlement	-	3,474	(3,474)	(100)%
Other expense, net	26	68	(42)	(62)%
Net income (loss) before income taxes	10,053	(115,238)	125,291	(109)%
Provision from income taxes	536	223	313	140%
Net income (loss)	$9,517	$(115,461)	$124,978	(108)%

(1) Amounts include stock-based compensation expenses, as follows:
	Year Ended December 31,		Change
	2024	2023	$	%

Cost of revenues	$412	$283	$129	46%
Research and development	1,554	1,384	170	12%
Sales and marketing	1,567	2,057	(490)	-24%
Editorial	687	400	287	72%
General and administrative	13,729	22,933	(9,204)	(40)%

Revenue:

Subscription Revenue

Subscription revenue of $111.1 million for the year ended December 31, 2024 decreased $8.0 million, or 7%, from $119.1 million for the year ended December 31, 2023. The following table presents the drivers for the change in Subscription revenue:

	Change for the Year Ended
	December 31, 2024 vs December 31, 2023
(In thousands)	$	%
Subscription Revenue change driver:
Decrease from sale of businesses	$(10,503)	(70)%
Increase from 2023 Acquisition	$1,478	22%
Decrease from discontinued products	(530)	(52)%
Increase from organic business	1,546	2%
Subscription Revenues, net (total change)	$(8,009)	(7)%

Advisory, Advertising, and Other Revenue

Advisory, advertising, and other revenue was $9.2 million for the year ended December 31, 2024, as compared to $13.6 million for the year ended December 31, 2023. The decrease of $4.4 million, or 32%, was primarily due largely to the discontinuation of unprofitable offerings that contributed approximately $2.2 million of revenue during the year ended December 31, 2023 combined with the decrease of $0.6 million from the sale of businesses.

Revenue by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Year Ended December 31,		Change
(In thousands)	2024	2023	$	%
North America	$95,503	$107,108	$(11,605)	-11%
Europe	21,792	19,749	2,043	10%
Australia	1,276	1,193	83	7%
Asia	1,695	4,595	(2,900)	-63%
Total revenues	$120,266	132,645	$(12,379)	-9%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North American and Asia revenues decreased primarily for the reasons stated above.

Cost of revenues

Cost of revenues was $25.6 million for the year ended December 31, 2024, as compared to $40.3 million for the year ended December 31, 2023. The decrease of $14.6 million, or 36%, was primarily attributable to $5.9 million to the sale of Board.org and Aicel combined with the discontinuation of unprofitable offerings that were recognized during the year ended December 31, 2023, a decrease in amortization expense of $6.7 million, of which $3.9 million was recognized in 2023 related to a revision in the useful lives of certain of its developed technology assets, a decrease from workforce planning actions made primarily throughout the second half of 2023, and combined with decreases in data center costs of $0.7 million.

Research and development

Research and development expense was $12.8 million for the year ended December 31, 2024 as compared to $18.2 million for the year ended December 31, 2023. The decrease of $5.4 million, or 29%, was primarily attributable to a decrease of $5.0 million of workplace planning actions made through the second half of 2023 combined with a decrease from the sale of Board.org and Aicel.

Sales and marketing

Sales and marketing expense was $35.1 million for the year ended December 31, 2024 as compared to $45.7 million for the year ended December 31, 2023. The decrease of $10.7 million, or 23%, was primarily attributable to a decrease of the workforce planning actions made throughout the second half of 2023 combined with a decrease attributable from the sale of Board.org and Aicel.

Editorial expense

Editorial expense was relatively flat at $18.5 million for the year ended December 31, 2024 as compared to $17.9 million for the year ended December 31, 2023.

General and administrative

General and administrative expense was $50.2 million for the year ended December 31, 2024 as compared to $65.6 million for the year ended December 31, 2023. The decrease of $15.3 million, or 23%, was primarily attributable to a $9.2 million decrease in stock-based compensation expense for vested awards and workforce planning actions made throughout the second half of 2023.

Amortization of intangibles

Amortization of intangibles was $9.9 million for the year ended December 31, 2024 as compared to $11.5 million for the year ended December 31, 2023. The decrease of $1.6 million, or 14%, is due to the revision of useful lives of certain developed technologies that resulted in additional amortization in 2023.

Transaction costs, net

Transaction gains were $0.0 million for the year ended December 31, 2024, as compared to transaction gains of $0.8 million for the year ended December 31, 2023. The change of $0.8 million is primarily relates to $1.4 million transaction costs related to the acquisition of Dragonfly in 2023 and non-capitalized costs related to the Business Combination, partially offset by contingent compensation gains from the reversal of previously recognized expense and earnout liabilities.

Interest expense, net

Interest expense was $23.6 million for the year ended December 31, 2024 as compared to $29.9 million for the year ended December 31, 2023. The decrease in interest expense of $6.4 million was primarily due to the repayment of the Senior Term Loan.

Change in fair value of financial instruments

Change in fair value of financial instruments was a $6.4 million loss for the year ended December 31, 2024 as compared to a $16.0 million gain for the year ended December 31, 2023. The change of $22.4 million primarily represents a primarily related to the change in the fair value adjustment of the warrant liabilities that were assumed in connection with the Business Combination combined with the changes in the Dragonfly Seller Convertible Notes, GPO Convertible Note, and the Era Convertible Notes.

Certain Non-GAAP Measures

We present Adjusted Gross Profit, Adjusted Gross Profit Margin, EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin which are non-GAAP financial measures. Our management team assesses our performance based on these non-GAAP measures because it believes they reflect the underlying trends and indicators of our business and serve as meaningful indicators of our continuous operational performance. We believe these measures are useful for investors for the same reasons. Investors should be aware that these measures are not a substitute for GAAP financial measures or disclosures. Where applicable, we provide reconciliations of these non-GAAP measures to the corresponding most closely related GAAP measure.

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Years Ended December 31,
(In thousands)	2024	2023
Total Revenues	$120,266	$132,645
Costs of revenue, including amortization of capitalized software development costs and acquired developed technology	(25,639)	(40,251)
Gross Profit	$94,627	$92,394
Gross Profit Margin	79%	70%
Gross Profit	94,627	92,394
Amortization of intangible assets	8,703	15,861
Adjusted Gross Profit	$103,330	$108,255
Adjusted Gross Profit Margin	86%	82%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Years Ended December 31,
(In thousands)	2024	2023
Net income (loss)	$9,517	$(115,461)
Provision from income taxes	536	223
Depreciation and amortization	19,869	28,718
Interest expense, net	23,589	29,940
EBITDA	53,511	(56,580)
Gain on sale of businesses (a)	(72,017)	-
Stock-based compensation	17,949	27,057
Change in fair value of financial instruments (b)	6,408	(15,983)
Other non-cash (gains) charges (c)	100	29,522
Acquisition and disposal related costs (d)	1,599	1,391
Employee severance costs (e)	635	2,039
Non-capitalizable debt raising costs	677	542
Business Combination with DSAC (f)	-	415
Loss contingency (g)	-	4,091
Costs incurred related to the Special Committee (h)	919	-
Adjusted EBITDA	$9,781	$(7,506)
Adjusted EBITDA Margin	8%	(6)%

(a)
Reflects the gain on disposal from the sale of Board.org on March 11, 2024 and the sale of Aicel on October 31, 2024.
(b)
Reflects the non-cash impact from the mark to market adjustments on our financial instruments.
(c)
Reflects the non-cash impact of the following for fiscal year 2024: (i) unrealized loss of $49 in the first quarter, $31 in the second quarter, $17 in the third quarter, and $78 in the fourth quarter from our investments; (ii) gain of $4 in the first quarter of 2024 and $113 in the fourth quarter of 2024 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021, 2022, and 2023 Acquisition, (iii) gain of $530 from the release of the COSM grant, and (iv) charge of $572 for fees satisfied with Common Stock of the Company. Reflects the non-cash impact of the following for fiscal year 2023: (i) impairment of goodwill of $5,837 in the first quarter of 2023 and $20,004 in the fourth quarter, (ii) impairment of other long-lived assets of $6,223 in the fourth quarter of 2023, (iii) loss of $34 in the first quarter, loss of $56 in the second quarter, gain of $147 in the third quarter, and gain of $9 in the fourth quarter from our equity method investment, (iv) charge of $2 in the first quarter, charge of $2 in the second quarter, gain of $672 in the third quarter, and gain of $1,905 in the fourth quarter from the change in fair value related to the contingent consideration and contingent compensation related to the Acquisitions; and (v) unrealized loss of $115 in the third quarter and unrealized gain of $18 in the fourth quarter from our investments, respectively.
(d)
In 2024 reflects the costs incurred related to the sale of Board.org and Aicel, and the planned sale of Oxford Analytica and Dragonfly, principally consisting of advisory, legal, and other professional and consulting costs. In 2023 reflects the costs incurred to identify, consider, and complete business combination transactions consisting of advisory, legal, and other professional and consulting costs.
(e)
Severance costs associated with workforce changes related to business realignment actions.
(f)
Includes non-capitalizable transaction costs associated within one year of the Business Combination with DSAC.

(g)
Reflects (i) $3,474 non-cash loss contingency charge related to the settlement of GPO FN Noteholder LLC recorded in the second quarter of 2023 and (ii) accounting and legal costs incurred associated with the settlement with GPO FN Noteholder LLC totaling $168 in the first quarter of 2023, $248 in the second quarter of 2023, and $201 in the their quarter of 2023. See further discussion in Note 9, Debt and Note 18, Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
(h)
Reflects costs incurred related to the Special Committee.

Liquidity and Capital Resources

Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company funded operations through raising equity and debt, including the receipt of approximately $98.1 million of net cash proceeds from the sale of Board.org and Aicel. At December 31, 2024, the Company’s cash, cash equivalents, restricted cash, and short-term investments was $35.3 million compared to $24.4 million at December 31, 2023.

The Company had a negative working capital balance of $29.3 million (excluding cash and short-term investments) at December 31, 2024 and had an accumulated deficit of $806.9 million and $816.4 million as of December 31, 2024 and December 31, 2023, and has incurred net losses of $62.5 million (excluding the gain on sale of businesses) and $115.5 million for the years ended December 31, 2024 and 2023, respectively. Management expects that on-going operating and capital expenditures may be necessary to continue to implement the Company’s business plan of entering new markets, acquiring new business and technologies, and investing in infrastructure and product development.

On March 31, 2025, the Company closed the sale of its Oxford Analytica and Dragonfly businesses, receiving approximately $40.8 million of cash (inclusive of $0.8 million placed in escrow for the Company's future benefit, subject to adjustment pursuant to the purchase agreement). $27.1 million of the sale proceeds were used to repay principal on our Senior Term Loan and approximately $1.8 million were used for payment of related prepayment and exit fees. In conjunction with the sale of Oxford Analytica and Dragonfly, the Company amended its Senior Term Loan, which, among other things, revised certain of its financial debt covenants. See Note 19, Subsequent Events in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our ability to maintain our minimum cash requirement, fund our future cash interest requirements under our senior term loan and fund our operating expenses and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. The Company has implemented various cost saving measures throughout 2023, 2024 and into 2025 and is actively seeking additional sources of capital. Volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, convertible debt, and preferred share issuances. Our principal debt outstanding at December 31, 2024 and December 31, 2023 consisted of the following (excluding any debt discounts and fair value adjustments, as applicable):

	As of December 31,
(In thousands)	2024	2023
Senior Term Loan	$88,595	$158,228
GPO Convertible Note	50,434	48,575
Convertible Notes	16,165	14,052
Dragonfly Convertible Note	13,030	12,223
Era Convertible Notes	-	5,500
Aicel Convertible Note	-	1,156
PPP Loan	36	144
Total Principal Outstanding	$168,260	$239,878

Senior Term Loan

In connection with the Closing of the Business Combination on July 29, 2022, FiscalNote entered into a $150.0 million new senior term loan facility, as amended, (the “Senior Term Loan”) with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC (together the “Senior Lenders”). The Senior Term Loan provides for an uncommitted incremental loan facility totaling $100.0 million available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “New Incremental Term Facility”) (collectively the “Senior Credit Facility”). The annual interest of the Senior Term Loan consists of two components: a cash interest component of (a) the greater of (i) Prime Rate plus 5.0% per annum and (ii) 9.0% payable monthly, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. The Senior Credit Facility will mature on July 29, 2027.

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

On August 3, 2023, the Company entered into Amendment No. 3 ("Amendment No. 3") to the Senior Term Loan dated July 29, 2022. Among other things, Amendment No. 3 provides for: (a) the extension of the July 2023 Deferred Fee from July 29, 2023 to July 29, 2024, (b) the increase of the July 2023 Deferred Fee from $1,734 to $2,034, and (c) increase of the Restatement Date Final Agreement from $7,410 and $8,970 and (d) the revision to the minimum annual recurring revenue and adjusted EBITDA covenants (as both are defined in the Credit Agreement).

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

During the year ended December 31, 2024 we made cash interest payments totaling $14.8 million related to the Senior Term Loan.

The Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were four financial covenants in place at December 31, 2024: a minimum cash balance requirement, annual recurring revenue requirement, an adjusted EBITDA requirement and a capital expenditure limitation. At December 31, 2024 the Company was in compliance with the minimum cash balance requirement, capital expenditure limitation, an adjusted EBITDA requirement. The Company's annual recurring revenue was below the minimum annual recurring revenue for the period. On March 31, 2025 the Senior Term Loan lenders waived their rights upon default retroactive to December 31, 2024. See Note 19, Subsequent Events, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

See also Note 9, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

GPO Convertible Note

On June 30, 2023 (the “Subscription Date”), the Company entered into an Exchange and Settlement Agreement (the “Exchange and Settlement Agreement”) with GPO FN Noteholder LLC (the “GPO Investor”) pursuant to which (i) the GPO Investor returned 5,881,723 shares of Class A Common Stock held by the Investor to the Company for cancellation, (ii) the Company issued to the GPO Investor a subordinated convertible promissory note in an initial principal amount of $46,794 (the “GPO Convertible Note”), and (iii) the parties agreed to a mutual settlement and release of all claims (including, but not limited to, any claims by the GPO Investor for additional shares or money damages resulting from the entry into the Merger Agreement, relating to or arising from the conversion of the Amended and Restated Senior Secured Subordinated Promissory Note, dated December 29, 2020, previously issued by a subsidiary of the pre-business combination FiscalNote Holdings, Inc. to the GPO Investor. The exchange and settlement are non-cash exchanges in the consolidated statement of cash flows. The before mentioned transactions closed on July 3, 2023.

The GPO Convertible Note will mature on July 3, 2028, unless earlier redeemed or repurchased by the Company or converted in accordance with the terms thereof. The GPO Convertible Note bears interest at a rate of 7.50% per annum payable quarterly in arrears, as follows: (i) for the first year following the date of issuance, interest was payable in kind by adding interest to the principal amount; and (ii) for any period thereafter, interest will be payable in cash or freely tradeable shares of Class A Common Stock, at the Company’s sole option, with the value per share determined with reference to the trailing 30-day volume weighted average trading price prior to the interest payment date, subject to certain exceptions under which the Company will be permitted to pay PIK Interest.

The GPO Convertible Note is subordinate to the Company’s obligations under its Senior Term Loan which limits certain actions that the Company and the GPO Investor may take under the GPO Convertible Note. At any time prior to July 3, 2028, the GPO Investor is entitled to convert all or any portion of the principal and accrued interest thereon into shares of Class A Common Stock based on a conversion price of $7.56 (subject to future adjustment pursuant to the terms of the GPO Convertible Note). The GPO Convertible Note is subject to customary anti-dilution adjustments for stock splits and similar transactions and, subject to standard exceptions, weighted average anti-dilution protection. The principal amount, together with accrued interest thereon, is redeemable by the Company in whole or in part based on certain conditions as defined in the GPO Convertible Note. Pursuant to the terms of the GPO Convertible Note, paid-in-kind interest accrued from the date of issuance through June 30, 2024. Beginning on July 1, 2024, the Company was required to pay interest with either cash or shares, solely at the discretion of the Company. Accordingly, during the year ended December 31, 2024, the Company issued 1,715,292 Class A Common Shares in satisfaction of interest of $1.9 million that accrued from July 1, 2024 through December 31, 2024. The Company expects to satisfy future quarterly interest payments in shares.

The Company elected to account for the GPO Convertible Note using the fair value option. The GPO Convertible Note was recorded at its June 30, 2023 acquisition date fair value of $36.6 million. The Company initially recorded a loss contingency of $11.7 million in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the GPO Convertible Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and GPO Convertible Note, the Company recorded an additional loss on settlement of $3.5 million in the consolidated statement of operations for the year ended December 31, 2023.

Convertible Notes

Four unsecured convertible noteholders with an aggregate principal amount (including accrued paid in kind interest) of $16.2 million as of the Closing Date of the Business Combination elected not to convert their notes into shares of capital stock of the Company in conjunction with the Closing of the Business Combination. See Note 19, Subsequent Events - Note Exchanges, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of the amendments and exchanges that took place in March 2025.

Dragonfly Seller Convertible Note

On January 27, 2023, we acquired Dragonfly and financed part of the purchase with the issuance of convertible notes. The Dragonfly Convertible Note is subordinate to our Senior Credit Facility, accrues interest of 8% per annum, payable in kind or in cash, and matures in January 2028.

Era Convertible Note

On December 8, 2023, we issued a convertible note in connection with the Company's strategic commercial partnership with Era. The First Era Convertible Note was contractually subordinated to the Company's obligations under its senior secured indebtedness, had a cash interest rate equal to the applicable federal rate published by the Internal Revenue Service beginning on the six-month anniversary of the issuance date, and had a maturity date of December 8, 2027. The Company elected to account for the First Era Convertible Note using the fair value option. In June 2024, the First Era Convertible Note was repaid in shares, see Note 9, Debt in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more details.

Second Era Convertible Note

On November 12, 2024, we issued a convertible note in continuation of the Company's strategic commercial partnership with Era. The Second Era Convertible Note was contractually subordinated to the Company's obligations under its senior secured indebtedness, had a cash interest rate equal to the applicable federal rate published by the Internal Revenue Service beginning on the six-month anniversary of the issuance date, and had a maturity date of November 12, 2027. In December 2024 the Second Era Convertible Note was repaid in shares, see Note 9, Debt in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more details.

Aicel Convertible Note

On July 29, 2022, we acquired Aicel Technologies and assumed its $1.0 million convertible note. The Aicel Convertible Note was subordinate to our Senior Credit Facility, accrued interest of 1% per annum, payable in kind monthly, and matured in July 2027. On October 31, 2024, the Aicel Convertible Note was assumed by the buyer as part of the sale of Aicel. See Note 4, Acquisitions and Dispositions in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more details.

PPP Loan

The PPP Loan matures in 2025; accordingly it will be paid in full pursuant to its terms.

Capital expenditures

Capital expenditures primarily consist of purchases of capitalized software costs and property and equipment. Our capital expenditures program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment to grow our business. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. Our total capital expenditures were $8.9 million and $7.9 million for the years ended December 31, 2024 and 2023, respectively.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Years Ended December 31,
(In thousands)	2024	2023
Net income (loss)	$9,517	$(115,461)

Net cash (used in) provided by:
Operating activities	$(5,298)	$(35,494)
Investing activities	$89,168	$(20,317)
Financing activities	$(71,432)	$12,077

Operating activities

Cash used in operating activities consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, gain on sale of businesses, stock-based compensation, changes in fair value of financial instruments, non-cash interest expense, and loss on settlement, as well as the effect of changes in working capital and other activities.

Cash used in operating activities in the year ended December 31, 2024 was $5.3 million, an increase of $30.2 million compared to the year ended December 31, 2023.

Cash used in operating activities in 2024 was driven by net income of $9.5 million, which is adjusted for the exclusion of non-cash expenses and other adjustments totaling $10.9 million, primarily including the gain on sale of businesses of $72.0 million, non-cash and paid-in kind interest expense of $11.0 million, stock-based compensation expense of $17.9 million, a loss due to the change in fair value of financial instruments of $6.4 million, amortization and depreciation of $23.6 million (including the non-cash amortization from deferred costs to obtain revenue contracts) , and other non-cash expenses of $2.1 million and the effect of changes in operating assets and liabilities that resulted in cash outflows of $3.9 million. Cash used by operating activities can be impacted by factors such as timing of cash receipts from customers, vendor payment terms, and timing of payments to vendors.

Cash used in operating activities in 2023 was driven by a net loss of $115.5 million, which is adjusted for the exclusion of non-cash expenses and other adjustments totaling $90.1 million, primarily including impairment of goodwill and other long-lived assets of $32.1 million, non-cash and paid-in kind interest expense of $10.0 million, stock-based compensation expense of $27.1 million, loss on settlement with GPO of $3.5 million, a gain due to the change in fair value of financial instruments of $16.0 million, amortization and depreciation of $32.3 million (including the non-cash amortization from deferred costs to obtain revenue contracts), and other non-cash expenses of $1.1 million and the effect of changes in operating assets and liabilities that resulted in cash outflows of $10.2 million. Cash used by operating activities can be impacted by factors such as new acquisitions, timing of cash receipts from customers, vendor payment terms, and timing of payments to vendors.

Investing activities

Net cash provided by investing activities in the year ended December 31, 2024 was $89.2 million compared to net cash used by investing activities was $20.3 million in the year ended December 31, 2023. Net cash provided by investing activities in the year ended December 31, 2024 primarily consisted of $98.1 million of cash proceeds for the sale of Board.org and Aicel, offset by cash paid for capital expenditures of $8.9 million primarily related to software development costs. Net cash used in investing activities in the year ended December 31, 2023 primarily consisted of cash paid for acquisitions, net of cash acquired of $5.0 million, cash paid for $7.9 million of capital expenditures primarily related to software development costs and purchases of short-term investments of $7.2 million.

Financing activities

Net cash used in financing activities in the year ended December 31, 2024 was $71.4 million, compared to net cash provided by financing activities was $12.1 million for the year ended December 31, 2023. Net cash used in financing activities during the year ended December 31, 2024 primarily consisted of $70.8 million from the principal payments of long-term debt and payment of deferred financing costs of $7.4 million primarily related to repayments on the Senior Term Loan, partially offset by $6.3 million from the issuance of the Era Notes and proceeds of $0.5 million from exercise of stock options and employee stock plan purchases. Net cash provided by financing activities during the year ended December 31, 2023 primarily consisted of $6.0 million from Amendment No. 1 to the Senior Term Loan and $5.5 million from the issuance of the Era Note partially offset by the payments on long-term debt of $0.1 million combined with $0.7 million from the proceeds from the exercise of stock options.

Commitments and Contingencies

Our principal commitments consist of our debt service obligations and leases for office space. For more information regarding our lease obligations, see Note 5, Leases in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. For more information regarding our debt service obligations, see Note 9, Debt, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Critical Accounting Estimates and Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that involve a significant level of estimation uncertainty and are reasonably likely to have a material impact on the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill is not amortized, but tested at least annually for impairment. Our ongoing annual impairment testing for goodwill occurs on October 1st. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe these estimates and assumptions are reasonable and comparable to those that would be used by other marketplace participants. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions. For example, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. In addition, changes to or a failure to achieve business plans or deterioration of macroeconomic conditions could result in reduced cash flows or higher discount rates, leading to a lower valuation that would trigger an impairment of the goodwill of these businesses.

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

Warrant Liabilities

The Company has outstanding public and private warrants, both of which do not meet the criteria for equity classification and are accounted for as liabilities. The Company recognizes the warrants as liabilities at fair value at each reporting period. The determination of the fair value of the warrant liabilities may require company specific inputs such as stock price volatility and discount rate and are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations and comprehensive income (loss).

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

Critical Accounting Policy

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

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the year ended December 31, 2024, was positively impacted by approximately 1.0% compared to the year ended December 31, 2023.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate Senior Term Loan. Our exposure to changes in interest rates is associated with the Prime Rate.

As of December 31, 2024, we had outstanding borrowings on our Senior Term Loan of $88.6 million that bears interest at a floating rate based on the Prime Rate plus an applicable margin. At December 31, 2024 the interest on our Senior Term Loan was 12.75%. Assuming no change in the outstanding borrowings on our Senior Term Loan, we estimate that a one percentage point increase in the Prime Rate would increase our annual cash interest expense by approximately $0.9 million on an annual basis.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FiscalNote Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FiscalNote Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

McLean, Virginia

April 1, 2025

FISCALNOTE HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except shares, and par value)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$28,814	$16,451
Restricted cash	640	849
Short-term investments	5,796	7,134
Accounts receivable, net	13,465	16,931
Costs capitalized to obtain revenue contracts, net	3,016	3,326
Prepaid expenses	2,548	2,593
Other current assets	2,908	2,521
Total current assets	57,187	49,805

Property and equipment, net	5,051	6,141
Capitalized software costs, net	15,099	13,372
Noncurrent costs capitalized to obtain revenue contracts, net	3,197	4,257
Operating lease assets	15,620	17,782
Goodwill	159,061	187,703
Customer relationships, net	41,717	53,917
Database, net	16,147	18,838
Other intangible assets, net	13,018	18,113
Other non-current assets	100	633
Total assets	$326,197	$370,561

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$36	$105
Accounts payable and accrued expenses	8,462	12,909
Deferred revenue, current portion	35,253	43,530
Customer deposits	1,850	3,032
Contingent liabilities from acquisitions, current portion	-	130
Operating lease liabilities, current portion	3,386	3,066
Other current liabilities	2,266	2,878
Total current liabilities	51,253	65,650

Long-term debt, net of current maturities	147,041	222,310
Deferred tax liabilities	1,934	2,178
Deferred revenue, net of current portion	222	875
Operating lease liabilities, net of current portion	22,490	26,162
Public and private warrant liabilities	2,458	4,761
Other non-current liabilities	2,968	5,166
Total liabilities	228,366	327,102
Commitment and contingencies (Note 18)
Stockholders' equity:
Class A Common stock ($0.0001 par value, 1,700,000,000 authorized, 142,794,386 and 121,679,829 issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	14	11
Class B Common stock ($0.0001 par value, 9,000,000 authorized, 8,290,921 issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	1	1
Additional paid-in capital	899,929	860,485
Accumulated other comprehensive income (loss)	4,786	(622)
Accumulated deficit	(806,899)	(816,416)
Total stockholders' equity	97,831	43,459
Total liabilities and stockholders' equity	$326,197	$370,561
The accompanying notes are an integral part of these consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except shares and per share data)

	Years Ended December 31,
	2024	2023
Revenues:
Subscription	$111,073	$119,082
Advisory, advertising, and other	9,193	13,563
Total revenues	120,266	132,645
Operating expenses: (1)
Cost of revenues	25,639	40,251
Research and development	12,828	18,186
Sales and marketing	35,055	45,722
Editorial	18,528	17,869
General and administrative	50,236	65,550
Amortization of intangible assets	9,925	11,509
Impairment of goodwill and other long-lived assets	-	32,064
Transaction (gains) costs, net	(4)	(767)
Total operating expenses	152,207	230,384
Operating loss	(31,941)	(97,739)

Gain on sales of businesses (Note 4)	(72,017)	-
Interest expense, net	23,589	29,940
Change in fair value of financial instruments	6,408	(15,983)
Loss on settlement	-	3,474
Other expense, net	26	68
Net income (loss) before income taxes	10,053	(115,238)
Provision from income taxes	536	223
Net income (loss)	9,517	(115,461)
Other comprehensive (loss) income	(299)	163
Total comprehensive income (loss)	$9,218	$(115,298)

Net income (loss) used to compute basic and diluted loss per share	$9,517	$(115,461)

Earnings (loss) per share attributable to common shareholders:
Basic and Diluted	$0.07	$(0.88)
Weighted average shares used in computing earnings (loss) per share attributable to common shareholders:
Basic and Diluted	137,280,603	131,400,109

(1) Amounts include stock-based compensation expenses, as follows:

	Years Ended December 31,
	2024	2023
Cost of revenues	$412	$283
Research and development	1,554	1,384
Sales and marketing	1,567	2,057
Editorial	687	400
General and administrative	13,729	22,933

The accompanying notes are an integral part of these consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Equity
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2022	131,416,516	$13	$846,205	$(785)	$(700,743)	$144,690
Adoption of new accounting standard	-	-	-	-	(212)	(212)
Issuance of Class A common stock in connection with business acquisitions	1,885,149	-	9,539	-	-	9,539
Issuance of Class A common Stock upon vesting of restricted share units	1,987,641	-	-	-	-	-
Issuance of Class A common Stock under employee stock purchase plan	102,807	-	318	-	-	318
Issuance of Class A common Stock upon settlement of contingent consideration	209,261	-	281	-	-	281
Exercise of stock options	251,099	-	366	-	-	366
Return of common stock	(5,881,723)	$(1)	(21,409)			(21,410)
Stock-based compensation expense	-	-	27,057	-	-	27,057
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	(1,872)	-	-	(1,872)
Net loss	-	-	-	-	(115,461)	(115,461)
Foreign currency translation gain	-	-	-	163	-	163
Balance at December 31, 2023	129,970,750	$12	$860,485	$(622)	$(816,416)	$43,459
Issuance of Class A common Stock upon vesting of restricted share units	3,460,900	1	-	-	-	1
Issuance of Class A common Stock upon exercise of employee stock purchase plan	509,865	-	471	-	-	471
Note conversion	15,428,500	2	19,011	-	-	19,013
Shares issued to satisfy interest on the GPO Convertible Note	1,715,292	-	1,933	-	-	1,933
Exercise of stock options	-	-	3	-	-	3
Stock-based compensation expense	-	-	17,949	-	-	17,949
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	77	-	-	77
Change in fair value of debt instruments (Note 10)	-	-	-	5,707		5,707
Net income	-	-	-	-	9,517	9,517
Foreign currency translation loss	-	-	-	(299)	-	(299)
Balance at December 31, 2024	151,085,307	$15	$899,929	$4,786	$(806,899)	$97,831

The accompanying notes are an integral part of these consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023
Operating Activities:
Net income (loss)	$9,517	$(115,461)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,241	1,348
Amortization of intangible assets and capitalized software development costs	18,628	27,369
Amortization of deferred costs to obtain revenue contracts	3,707	3,617
Impairment of goodwill and other long-lived assets	-	32,064
Gain on sale of businesses	(72,017)	-
Non-cash operating lease expense	2,060	3,264
Stock-based compensation	17,949	27,057
Non-cash earnout benefit	-	(530)
Loss on settlement	-	3,474
Bad debt expense	148	423
Change in fair value of acquisition contingent consideration	(117)	(2,043)
Change in fair value of financial instruments	6,408	(15,983)
Deferred income tax provision (benefit)	(162)	72
Paid-in-kind interest, net	7,963	6,060
Other non-cash items	177	32
Non-cash interest expense	3,068	3,919
Changes in operating assets and liabilities:
Accounts receivable, net	1,836	(287)
Prepaid expenses and other current assets	592	3,421
Costs capitalized to obtain revenue contracts, net	(2,902)	(4,443)
Other non-current assets	228	(180)
Accounts payable and accrued expenses	(1,111)	(6,426)
Deferred revenue	1,032	4,123
Customer deposits	(194)	(198)
Other current liabilities	(441)	269
Contingent liabilities from acquisitions, net of current portion	(13)	(39)
Lease liabilities	(3,117)	(6,626)
Other non-current liabilities	222	210
Net cash used in operating activities	(5,298)	(35,494)

Investing Activities:
Capital expenditures	(8,884)	(7,938)
Cash proceeds from the sale of businesses, net (Note 4)	98,052	-
Cash paid for business acquisitions, net of cash acquired	-	(5,010)
Purchase of investments	-	(7,369)
Net cash provided by (used in) investing activities	89,168	(20,317)

Financing Activities:
Proceeds from long-term debt, net of issuance costs	6,301	11,500
Principal payments of long-term debt	(70,808)	(107)
Payment of deferred financing costs	(7,399)	-
Proceeds from exercise of stock options and ESPP purchases	474	684
Net cash (used in) provided by financing activities	(71,432)	12,077

Effects of exchange rates on cash	(284)	(189)

Net change in cash, cash equivalents, and restricted cash	12,154	(43,923)
Cash, cash equivalents, and restricted cash, beginning of period	17,300	61,223
Cash, cash equivalents, and restricted cash, end of period	$29,454	$17,300

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock for conversion of debt and interest	$20,946	$-
Amounts held in escrow related to the sale of Board.org	$285	$-
Issuance of common stock in connection with business acquisitions	$-	$9,539
Warrants issued in conjunction with long-term debt issuance	$-	$178
Property and equipment purchases in accounts payable	$88	$161

Supplemental Cash Flow Activities:
Cash paid for interest	$14,732	$20,679
Cash paid for taxes	$274	$55

The accompanying notes are an integral part of these consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(in thousands, except shares, par value, per share amounts, or as otherwise noted)

Note 1. Summary of Business and Significant Accounting Policies

Description of Business

FiscalNote Holdings, Inc. (“FiscalNote,” or the “Company”) is the leading Software as a Service (SAAS) technology provider of policy and regulatory intelligence. By uniquely combining proprietary AI technology, comprehensive data, and decades of trusted analysis, FiscalNote helps customers efficiently manage political and business risk. Since 2013, FiscalNote has pioneered solutions that deliver critical insights, enabling effective decision making and giving organizations the competitive edge they need.

Home to PolicyNote, CQ, Roll Call, VoterVoice, and many other industry-leading product and brands, FiscalNote serves thousands of customers worldwide with global offices in North America, Europe, Asia, and Australia. The Company is headquartered in Washington, D.C.

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

Liquidity

The Company’s cash, cash equivalents, restricted cash, and short-term investments were $35,250 as of December 31, 2024, compared with $24,434 as of December 31, 2023. Further, the Company had negative working capital (excluding cash, restricted cash, and short-term investments) of $29,316 and $40,279 at December 31, 2024 and December 31, 2023, respectively, and had an accumulated deficit of $806,899 and $816,416 as of December 31, 2024 and December 31, 2023, respectively, and has incurred net losses of $62,500 (excluding the effect of the gains on sale of businesses throughout 2024 totaling $72,017) and $115,461 for the years ended December 31, 2024 and 2023, respectively. Management expects that significant on-going operating and capital expenditures may be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development. Historically, the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company funded operations through debt and selling assets (see Note 4, Acquisitions and Dispositions).

The Company has implemented various cost saving measures throughout 2023, 2024, and 2025 to rationalize its cost structure and is actively evaluating additional cost saving opportunities and sources of capital. As disclosed in Note 9, Debt, the Company is subject to certain financial covenants. The Company expects to be in compliance with these financial covenants, and have adequate cash and cash flows to support its operating, investing, and financing activities for at least the next twelve months from the date of this filing. The Company’s ability to maintain compliance with these financial covenants and satisfy its debt obligations are based on the Company’s current expectations regarding revenues, collections, cost structure, current cash burn rate, and other operating assumptions. Pursuant to the Credit Agreement, at the time that the Company does not maintain compliance with all of its financial covenants, the lenders may declare the amounts outstanding due and payable at which time the Company would not be able to satisfy the lenders rights. As there can be no assurance that cost saving measures and necessary financing will be available, the Company may execute other strategic alternatives to maximize stakeholder value, including further expense reductions, sale of all or portions of the business, corporate capital restructuring or formal reorganization, or liquidation of assets.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business, in addition to, and in conjunction with, the sale of Oxford Analytica and Dragonfly and the convertible notes that were amended and exchanged as disclosed in Note 19, Subsequent Events. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations and potential other funding sources, in addition to cash on-hand, to meet its obligations as they become due.

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
•
the allowance for doubtful accounts receivable;
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

Segments

The Company is a leading technology provider of global policy and market intelligence and operates out of a single operating segment. The Company derives revenue from customers by delivering critical, actionable legal and policy insights in a rapidly evolving political, regulatory and macroeconomic environment.

The Company's chief operating decision maker ("CODM") is the chief executive officer. The chief operating decision maker assesses performance for the single operating segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company does not have intra-entity sales or transfers. The Company operates as a single operating segment as the chief operating decision maker manages the business activities on a consolidated basis.

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on Net income (loss) and Operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Operations.

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

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

No single customer accounted for more than 10% of the Company's accounts receivable balance as of December 31, 2024 and December 31, 2023. Revenue derived from the U.S. Federal Government was 17% and 16% of revenue for the years ended December 31, 2024 and December 31, 2023. As of December 31, 2024 and December 31, 2023, assets located in the United States were approximately 85% percent of total assets.

Two vendors accounted for more than 10% of the Company’s accounts payable as of December 31, 2024 and no vendors accounted for more than 10% of the Company's accounts payable as of December 31, 2023, respectively. One vendor represented more than 10% of the total purchases made for the year ended December 31, 2024 and no vendors represented more than 10% of the total purchases made for the year ended December 31, 2023.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At December 31, 2024, over 61% of the Company’s cash and cash equivalents were held at JPMorgan Chase Bank, N.A.

Investments

The Company has invested in highly liquid investments that have investment-grade ratings. These investments are accounted for at fair value through the consolidated statement of operations. The Company is able to easily liquidate these into cash; accordingly, the Company has presented these investments as available for current operations and are presented as short-term investments within current assets in the consolidated balance sheets. Purchases and sales of short-term investments are classified in the investing section of our consolidated statement of cash flows.

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

Capitalized Software Development Costs

The Company capitalizes costs to develop software for internal use, including website development costs, when it is determined the development efforts will result in new or additional functionality or new products. Costs incurred prior to meeting these criteria and costs associated with implementation activities and ongoing maintenance are expensed as incurred and included in operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Costs capitalized as internal use software are amortized on a straight-line basis over an estimated useful life that the Company has determined to be three years. Amortization of capitalized software development costs is included in the costs of revenues in the accompanying consolidated statements of operations and comprehensive income (loss). Software development costs are evaluated for impairment in accordance with management’s policy for finite-lived intangible assets and other long-lived assets (see Note 7, Intangible Assets).

Business Combinations

The Company must estimate the fair value of assets acquired and liabilities assumed in a business combination at the acquisition date. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair values of the tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statement of operations and comprehensive income (loss).

Acquisition-Related Intangibles and Other Long-Lived Assets

The Company recognizes acquisition-related intangible assets, such as customer relationships and developed technology, in connection with business combinations. The Company amortizes the cost of acquisition-related intangible assets that have finite useful lives generally on a straight-line basis. The Company evaluates acquisition-related intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups are measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. This includes assumptions about future prospects for the business that the asset group relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, the Company determines whether the Company needs to take an impairment charge to reduce the value of the asset group stated on the Company’s consolidated balance sheets to reflect its estimated fair value. When the Company considers such assets to be impaired, the amount of impairment the Company recognizes is measured by the amount by which the carrying amount of the asset group exceeds its fair value. There were no impairments of long-lived assets during the year ended December 31, 2024. During the fourth quarter of 2023, the Company recorded non-cash impairment charges totaling $6,223 (see Note 7, Intangible Assets).

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

There were no impairments of goodwill during the year ended December 31, 2024. During the year ended December 31, 2023, the Company recorded non-cash goodwill impairment charges totaling $25,841 (see Note 8, Goodwill).

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

Lease liabilities, which represent the Company's obligation to make lease payments arising from the lease, and corresponding right-of-use assets, which represent the Company's right to use an underlying asset for the lease term, are recognized at the commencement date of the lease based on the present value of fixed future payments over the lease term. The Company calculates the present value of future payments using a discount rate equal to the Company’s incremental borrowing rate. For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred. The Company did not have any finance leases at December 31, 2023 and at December 31, 2024. The Company records costs associated with leases within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

The Company subleases certain leased office spaces to third parties and recognizes sublease income on a straight-line basis over the sublease term as an offset to lease expense as part of the general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

Warrant Liabilities

The Company evaluates its financial instruments, including its outstanding warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company has outstanding public and private warrants, both of which do not meet the criteria for equity classification and are accounted for as liabilities. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations and comprehensive income (loss).

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the consolidated statements of operations and comprehensive income (loss) in the period that includes the enactment date.

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

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of operations and comprehensive income (loss). Foreign currency transaction gains and losses are included in other expense, net in the consolidated statements of operations and comprehensive income (loss) for the period and historically have not been material.

Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are included in accumulated other comprehensive income (loss).

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

Recent Accounting Pronouncements Not Yet Effective

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. For public entities, ASU 2023-09 is required to be adopted for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public entities to disclose disaggregated information about certain income statement line items in the notes to the financial statements. For public entities, ASU 2024-03 is required to be adopted for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. For public entities, ASU 2023-07 is required to be adopted for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU effective for our Annual Report on Form 10-K for the year ending December 31, 2024, and as a result, enhanced certain qualitative considerations within "Segment Information" of Note 1. There were no significant impacts to our existing quantitative disclosures as a result of our adoption of this ASU.

The Company has evaluated all issued Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its consolidated statements of operations and comprehensive income (loss), balance sheets, or cash flows.

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

Note 3. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Years Ended December 31,
	2024	2023
Subscription	$111,073	$119,082
Advisory	4,640	5,455
Advertising	1,683	1,632
Books	233	1,166
Other revenue	2,637	5,310
Total	$120,266	$132,645

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Years Ended December 31,
	2024	2023
North America	$95,503	$107,108
Europe	21,792	19,749
Australia	1,276	1,193
Asia	1,695	4,595
Total	$120,266	$132,645

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the years ended December 31, 2024 and 2023, revenue attributed to the United Kingdom represented approximately 14% and 12% of total revenues, respectively. No other foreign country represented more than five percent of total revenue during the years ended December 31, 2024 and 2023, respectively.

Contract Assets

The Company had contract assets of $1,240 and $1,183, as of December 31, 2024 and December 31, 2023, respectively. The Company had contract assets of $1,464 as of January 1, 2023. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2022	$36,487
Acquired deferred revenue	3,933
Revenue recognized in the current period from amounts in the prior balance	(35,598)
New deferrals, net of amounts recognized in the current period	39,220
Effects of foreign currency	363
Balance at December 31, 2023	44,405
Sales of businesses	(9,715)
Revenue recognized in the current period from amounts in the prior balance	(38,280)
New deferrals, net of amounts recognized in the current period	39,274
Effects of foreign currency	(209)
Balance at December 31, 2024	$35,475

Costs to Obtain

During the years ended December 31, 2024 and 2023, the Company capitalized $2,899 and $4,421 of costs to obtain revenue contracts and amortized $3,707 and $3,617 to sales and marketing expense during the years ended December 31, 2024 and 2023, respectively. There were no impairments of costs to obtain revenue contracts for the years ended December 31, 2024 and 2023.

Unsatisfied Performance Obligations

At December 31, 2024 and December 31, 2023, the Company had $92,356 and $109,151 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this revenue over the next five years.

Note 4. Acquisitions and Dispositions

2024 Dispositions

Sale of Aicel

On October 31, 2024, the Company entered into an agreement to sell the equity of the Company's subsidiary owning and operating its Aicel Technologies business ("Aicel") to a South Korean based-group. Total consideration was $9,650 comprised of a cash payment to the Company of $8,500 and the assumption of an existing convertible note previously issued by Aicel in 2022, with an outstanding total principal and accrued paid-in-kind interest amount of $1,150. The net proceeds, after paying transaction fees, expenses, and taxes were used to repay $5,000 of principal and accrued paid-in-kind interest of the Company's Senior Term Loan. As a result of the sale of Aicel, the Company recorded a gain on disposal of $480.

The Company determined that Aicel was not a significant subsidiary, and the disposition of Aicel did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for Aicel were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements."

Sale of Board.org

On March 11, 2024, the Company entered into an agreement to sell the equity of the Company's subsidiary owning and operating its Board.org business with Exec Connect Intermediate LLC (the “Buyer”). On March 11, 2024, after adjustments based on Board.org’s working capital, indebtedness and transaction expenses, as well as retention payments payable to certain employees of Board.org, the Company received $90,905 in cash (excluding $785 of the purchase price that was deposited into escrow to satisfy certain potential post-closing purchase price adjustments and indemnification claims and including $21 of cash acquired by the Buyer). The Company was entitled to receive an earn-out payment of up to $8,000, less the amount of certain retention payments potentially owing to the former Board.org employees, if the Board.org business achieved specified revenue targets for fiscal year 2024. These revenue targets were not met. As a result of the sale of Board.org, the Company recorded a gain on disposal of $71,538, inclusive of the $785 of funds placed in escrow. On June 6, 2024, the Company received $500 of the $785 placed in escrow and finalized the post-closing purchase price adjustment. At December 31, 2024 the Company has $285 included in other current assets representing the remaining balance held in escrow. On March 17, 2025, the remaining $285 of escrow was released to the Company.

The proceeds from the sale of Board.org were used in part to prepay $65,700 of term loans under the Company’s Credit Agreement, and pay $7,068 of related prepayment and exit fees associated with the retired amount. The remaining $18,137 of net proceeds were retained by the Company for general corporate purposes. As part of the sale the Company recorded a current tax liability for federal and state income tax of $1,571 and a non-cash deferred tax charge of $300.

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

Additionally, the Company entered into a Transition Services Agreement in connection with the closing of the sale of Board.org whereby the Company provided certain transitional support services from March 11, 2024 to June 30, 2024 and the buyer reimbursed FiscalNote for certain direct costs of those services. No material costs were incurred under the Transition Services Agreement during the period from March 11, 2024 to June 30, 2024.

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

The aggregate purchase price consisted of (i) $5.6 million in cash (£4.5 million pounds sterling), (ii) 1,885,149 shares of the Company’s Class A Common Stock, and (iii) $11.1 million (£8.9 million pounds sterling) in aggregate principal amount of subordinated convertible promissory notes (“Seller Convertible Notes”). The purchase price was subject to customary adjustments based on working capital and the amount of Dragonfly’s transaction expenses and net indebtedness that remain unpaid as of the closing date, and indemnification obligations for certain claims made following the Closing Date. The Company incurred direct and indirect expenses totaling $1,272 in connection with the acquisition of Dragonfly during the year ended December 31, 2023 (inclusive of $446 of amounts paid on January 27, 2023 that were recognized as expense during the three months ended March 31, 2023).

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

Additionally, the sellers were eligible to receive an additional payment from the Company of up to approximately $4.3 million, (£3.5) million pounds sterling (the “Dragonfly Earnout”) based on the achievement of certain U.S. GAAP revenue targets for 2023 by Dragonfly. The 2023 revenue targets were not met.

Certain employees of Dragonfly were eligible for an employee earnout bonus awards (the "Dragonfly Employee Earnout Awards") based on achievement of certain U.S. GAAP revenue targets for 2024 by Dragonfly. The 2024 revenue targets were not met.

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

The following table details the composition of lease expense for the year presented:

	Years Ended December 31,
	2024	2023
Operating lease cost	$4,723	$6,138
Variable lease cost	279	841
Short-term lease cost	210	550
Total lease costs	$5,212	$7,529
Sublease income	$(130)	$(1,442)

The following tables present the future minimum lease payments and additional information about the Company's lease obligations as of December 31, 2024:

2025	$5,422
2026	4,927
2027	5,041
2028	5,163
2029	5,289
Thereafter	7,714
Total minimum lease payments	33,556
Less: Amounts representing interest	7,680
Net minimum lease payments	$25,876

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	6.3	7.2
Weighted average discount rate	8.5%	8.5%

The following table presents supplemental cash flow information for the period presented:

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$5,837	$9,481
Supplemental noncash information on lease liabilities arising from obtaining operating lease assets:
Operating lease assets obtained in exchange for lease obligations	$1,042	$272

In April 2021, the Company entered into a modification of one of its existing subleases. The Company exercised its termination notification right on this lease which resulted in a termination fee payment of $1,682 made on December 31, 2021 (lease termination notice date) and a final termination fee payment of $1,682 on March 31, 2023 (the lease termination effective date).

In 2017, as an incentive for entering into a lease and building out the Company’s head office in the District of Columbia, the District authorized a grant to the Company in the amount of $750, which has been disclosed as restricted cash, to finance the security deposit of the office. During 2024, an amendment to the agreement was reached which reduced the restricted cash balance from $750 to $640. The Company is required to meet certain covenants, such as maintaining its headquarters in Washington, D.C. and may have to reimburse the District if the covenants are not met. The Company recorded the grant as a grant liability in other non-current liabilities in the consolidated balance sheets and will relieve the liability if and when all requirements are met.

Note 6. Property, Plant and Equipment

The following table details property and equipment as of the dates presented:

	As of December 31,
	2024	2023
Leasehold improvements	$9,536	$9,526
Furniture and fixtures	101	102
Equipment	197	498
Computer equipment	2,406	2,332
Total property and equipment	$12,240	$12,458

Less: accumulated depreciation	(7,189)	(6,317)
Total property and equipment, net	$5,051	$6,141

Long-term assets outside of the United States were less than $1,000 at both December 31, 2024 and 2023.

Depreciation expense was $1,241 and $1,348 for the years ended December 31, 2024 and 2023, respectively, and is recorded as part of the general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Note 7. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	December 31, 2024			December 31, 2023				Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Remaining Useful Life (Years) December 31, 2024
Customer relationships	$76,584	$(34,867)	$41,717	$88,544	$(32,392)	$(2,235)	$53,917	7.8
Developed technology	29,015	(23,662)	5,353	37,205	(26,743)	(1,909)	8,553	6.9
Databases	29,135	(12,988)	16,147	29,895	(11,057)	-	18,838	7.9
Tradenames	10,808	(5,100)	5,708	12,077	(4,367)	(579)	7,131	7.8
Expert network	2,654	(1,715)	939	2,692	(1,291)	-	1,401	2.1
Patents	841	(232)	609	784	(217)	(8)	559	17.3
Content library	592	(183)	409	592	(123)	-	469	6.9
Total	$149,629	$(78,747)	$70,882	$171,789	$(76,190)	$(4,731)	$90,868

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $9,925 and $11,509 for the years ended December 31, 2024 and 2023, respectively.

Amortization of developed technology was recorded as part of cost of revenues in the amount of $2,277 and $8,942 for the years ended December 31, 2024 and 2023, respectively.

The expected future amortization expense for intangible assets as of December 31, 2024 is as follows:

2025	$10,078
2026	9,821
2027	9,422
2028	9,066
2029	8,609
Thereafter	23,886
Total	$70,882

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

Capitalized software development costs

Capitalized software development costs are as follows:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Capitalized software development costs	$34,946	$(19,847)	$15,099	$27,659	$(12,795)	$(1,492)	$13,372

During the years ended December 31, 2024 and 2023, the Company capitalized interest on capitalized software development costs in the amount of $583 and $424, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues for the years ended December 31, 2024 and 2023 in the amount of $6,426 and $6,918, respectively. The estimated useful life is determined at the time each project is placed in service.

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

The changes in the carrying amounts of goodwill, which are generally not deductible for tax purposes, are as follows:

Balance at December 31, 2022	$194,362
Acquisitions	18,535
Impairment	(25,841)
Impact of foreign currency fluctuations	647
Balance at December 31, 2023	187,703
Sale of Board.org and Aicel	(27,999)
Impact of foreign currency fluctuations	(643)
Balance at December 31, 2024	$159,061

As of December 31, 2024 the Company has the following goodwill reporting units: Policy and Global Intelligence. The Company performed its annual goodwill impairment test as of October 1, 2024 and determined there to be no impairment.

During the first quarter of 2023 we monitored our reporting units for triggering events that might indicate an impairment. Due to the decline in the Company’s stock price and market capitalization in the first quarter of 2023, and the underperformance of the Company’s legacy ESG reporting unit compared to internal projections, the Company performed a quantitative goodwill impairment assessment as of March 31, 2023. This quantitative assessment resulted in all the goodwill in our legacy ESG reporting unit being impaired; accordingly, an impairment charge of $5,837 was recognized during the three months ended March 31, 2023. Prior to the quantitative goodwill impairment test performed at March 31, 2023 the Company tested the recoverability of its long-lived assets, and concluded that such assets were not impaired.

The Company performed the required annual impairment test as of October 1, 2023 at the reporting unit level, which resulted in no impairment of goodwill. Toward the end of the fourth quarter of 2023, we continued to monitor our reporting units for triggering events that might indicate an impairment. Due to the decline in the Company’s stock price and market capitalization toward the end of the fourth quarter of 2023, and certain decisions made by management as of December 31, 2023, the Company performed a quantitative goodwill impairment assessment as of December 31, 2023. This quantitative assessment resulted in a goodwill impairment charge of $20,004 inside our legacy FNAI reporting unit recognized in the fourth quarter of 2023. Prior to the quantitative goodwill impairment test performed at December 31, 2023, the Company tested the recoverability of its long-lived assets, and concluded that certain of its intangibles were impaired. See Note 7, Intangible Assets.

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

Note 9. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	December 31, 2024	December 31, 2023
Senior Term Loan	$88,595	$158,228
GPO Convertible Note	36,524	36,954
Convertible notes	16,165	14,052
Dragonfly Convertible Note	8,979	9,002
Era Convertible Note	-	5,977
Aicel Convertible Note	-	1,156
PPP loan	36	144
Total gross debt	150,299	225,513
Debt issuance costs	(3,222)	(3,098)
Total	147,077	222,415
Less: Current maturities	(36)	(105)
Total long-term debt	$147,041	$222,310

a)
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

In connection with the completion of the sale of Board.org on March 11, 2024, the Company also entered into Amendment No. 4 to the Credit Agreement ("Amendment No, 4"), pursuant to which, among other things, the lenders consented to the release of the liens on Board.org’s assets and permitted the consummation of the sale in exchange for the permanent prepayment of $65,700 of term loans under the Credit Agreement. The Company also made a payment of $1,314 and $5,754 of related prepayment and exit fees, respectively.

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

In connection with the completion of the sale of Aicel Technologies on October 31, 2024, the Company repaid $5,000 of term loans under the Credit Agreement. The Company also made a payment of $50 and $281 of related prepayment and exit fees, respectively.

The Prime Rate in effect for the Senior Term Loan was 7.75% at December 31, 2024. For the years ended December 31, 2024 and 2023, the Company incurred $14,812 and $20,791 and $1,068 and $1,581 of cash interest and paid-in-kind interest, respectively, on the Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the Senior Term Loan as the payment of such interest will occur upon the settlement of the Senior Term Loan.

The Company may prepay the Senior Term Loan in whole, or in part, subject to a 1.0% prepayment fee if prepaid prior to July 30, 2025, and no prepayment fee if prepaid on or after July 30, 2025. The July 2023 Deferred Fee totaling $2,034, as previously amended, was paid as part of Amendment No. 4. Accordingly, the Company recognized the accretion of the July 2023 Deferred Fee as interest expense through March 31, 2024. Prior to Amendment No. 4, the Company had $8,970 of deferred fees due at the earlier of prepayment or maturity of the Senior Term Loan which were amortized over the term of the Senior Term Loan using the effective interest method. On March 11, 2024, and as a result of the Amendment No, 4, the Company had $5,250 of deferred fees outstanding which the Company recognized the accretion of these deferred fees as interest expense. The $1,134 of prepayment fee paid on March 11, 2024 was treated as a debt discount. The amortization recorded for the years ended December 31, 2024 and 2023 was $2,210 and $682, respectively, and is included within interest expense in the consolidated statement of operations and comprehensive income (loss). The remaining unamortized debt discount at December 31, 2024 is $2,926, excluding any deferred fees, and is reflected net against debt on the consolidated balance sheets.

The Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were four financial covenants in place at December 31, 2024: a minimum cash balance requirement, minimum annual recurring revenue requirement, an adjusted EBITDA requirement and a capital expenditure limitation. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum. At December 31, 2024 the Company was in compliance with the minimum cash balance requirement, capital expenditure limitation, and the adjusted EBITDA requirement. The Company did not meet the minimum annual recurring revenue requirement. On March 31, 2025 the Senior Term Loan lenders waived their rights upon default retroactive to December 31, 2024. See Note 19, Subsequent Events.

b)
GPO Convertible Note

On June 30, 2023 (the “Subscription Date”), the Company entered into an Exchange and Settlement Agreement (the “Exchange and Settlement Agreement”) with GPO FN Noteholder LLC (the “GPO Investor”) pursuant to which (i) the GPO Investor returned 5,881,723 shares of Class A Common Stock held by the GPO Investor to the Company for cancellation, (ii) the Company issued to the GPO Investor a subordinated convertible promissory note in an initial principal amount of $46,794 (the “GPO Convertible Note”), and (iii) the parties agreed to a mutual settlement and release of all claims (including, but not limited to, any claims by the GPO Investor for additional shares or money damages resulting from the entry into the Merger Agreement, relating to or arising from the conversion of the Amended and Restated Senior Secured Subordinated Promissory Note, dated December 29, 2020, previously issued by a subsidiary of the pre-business combination FiscalNote Holdings, Inc. to the GPO Investor). The exchange and settlement are non-cash exchanges in the consolidated statement of cash flows. The before mentioned transactions closed on July 3, 2023.

The GPO Convertible Note will mature on July 3, 2028, unless earlier redeemed or repurchased by the Company or converted in accordance with the terms thereof. The GPO Convertible Note bears interest at a rate of 7.50% per annum payable quarterly in arrears, as follows: (i) for the first year following the date of issuance, interest was payable in kind by adding interest to the principal amount of the GPO Convertible Note; and (ii) for any period thereafter, interest will be payable in cash or freely tradeable shares of Class A Common Stock, at the Company’s option, with the value per share determined with reference to the trailing 30-day volume weighted average trading price prior to the interest payment date, subject to certain exceptions under which the Company will be permitted to pay PIK Interest.

The GPO Convertible Note is subordinate to the Company’s obligations under its Senior Term Loan which limits certain actions that the Company and the GPO Investor may take. At any time prior to July 3, 2028, the GPO Investor is entitled to convert all or any portion of the principal amount and accrued interest thereon into shares of Class A Common Stock based on a conversion price of $7.56 (subject to future adjustment pursuant to the terms of the GPO Convertible Note). The GPO Convertible Note is subject to customary anti-dilution adjustments for stock splits and similar transactions and, subject to standard exceptions, weighted average anti-dilution protection. The principal amount, together with accrued interest thereon, is redeemable by the Company in whole or in part based on certain conditions as defined in the GPO Convertible Note. Pursuant to the terms of the GPO Convertible Note, paid-in-kind interest accrued from the date of issuance through June 30, 2024. Beginning on July 1, 2024, the Company was required to pay interest with either cash or shares, solely at the discretion of the Company. Accordingly, during the year ended December 31, 2024, the Company issued 1,715,292 Class A Common Shares in satisfaction of interest of $1,933. The Company expects to satisfy future quarterly interest payments in shares.

The Company elected to account for the GPO Convertible Note using the fair value option. The GPO Convertible Note was recorded at its June 30, 2023 acquisition date fair value of $36,583. The Company initially recorded a loss contingency of $11,700 in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the GPO Convertible Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and GPO Convertible Note, the Company recorded an additional non-cash loss on settlement with GPO of $3,474 in the consolidated statement of operations for the year ended December 31, 2023. The fair market value at December 31, 2024 and December 31, 2023 was $36,524 and $36,954, respectively. The unrealized change in the fair value of the GPO Convertible Note of $4,443, as a result of the change in the Company's specific credit risk, is recorded in accumulated other comprehensive income for the year ended December 31, 2024 and the non-cash loss was recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss) in the amount of $2,154 for the year ended December 31, 2024. The non-cash gain was recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss) in the amount of $1,411 for the year ended December 31, 2023. The Company incurred total interest expense related to the GPO Convertible Note of $3,792 and $1,781 for the years ended December 31, 2024 and 2023, respectively.

c)
Convertible Notes

At December 31, 2024, the holders of four convertible notes that were previously issued by Old FiscalNote (the “Convertible Notes”) with a principal and accrued PIK balance of $16,165, remained outstanding. The Company incurred total interest expense related to the Convertible Notes, including the amortization of the various discounts, of $2,502 and $2,170 for the years ended December 31, 2024 and 2023, respectively. These notes are presented as long-term debt, net of current maturities, as a result of the exchanges and amendments that were made, and further described in, Note 19, Subsequent Events - Note Amendments.

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

The Company elected to account for the Dragonfly Seller Convertible Notes using the fair value option. The Dragonfly Seller Convertible Notes were recorded at their acquisition date fair value of $8,635. The fair market value at December 31, 2024 and December 31, 2023 was $8,979 and $9,002, respectively. The unrealized change in the fair value of the Dragonfly Seller Convertible Notes of $1,264, as a result of the change in the Company's specific credit risk, is recorded in accumulated other comprehensive income for the year ended December 31, 2024. The non-cash loss was recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss) in the amount of $425 for the year ended December 31, 2024 and non-cash gain was recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss) in the amount of $673 for the year ended December 31, 2023. The Company incurred total interest expense related to the Dragonfly Seller Convertible Notes of $980 and $838 during the years ended December 31, 2024 and 2023, respectively.

e)
Era Convertible Notes

First Era Convertible Note

In connection with the Company’s strategic commercial partnership, the Company issued a convertible note to EGT-East, LLC ("Era"), a third-party lender, for $5,500 on December 8, 2023 and a second convertible note for $801 on January 5, 2024 (collectively, the "First Era Convertible Note"). The First Era Convertible Note was issued in aggregate principal amount of $6,301, with cash interest at a rate equal to the applicable federal rate published by the Internal Revenue Service beginning on June 8, 2024. All principal and unpaid interest were to mature on December 8, 2027.

Pursuant to the copilot agreement (the "Co-Pilot Agreement") entered into by and among the Company, FiscalNote Inc., a subsidiary of the Company, and Era on December 8, 2023, the Company agreed to issue Era up to an additional $3,150 in the form of shares of the Company's Class A Common Stock no later than June 2024 (the "Partnership Shares").

On April 11, 2024, the Company entered into a letter agreement (the “Letter Agreement”) with Era modifying certain provisions of the First Era Convertible Note and the Co-Pilot Agreement. The Letter Agreement permitted and required the Company to convert approximately $1,599 in aggregate principal amount of the First Era Convertible Note (the “Early Converted Note”) into a portion of the Underlying Shares. Pursuant to the Letter Agreement, the Company was also required to issue to Era the Partnership Shares. Pursuant to the Letter Agreement, Era had the right to convert the aggregate principal amount of the remaining First Era Convertible Note (the “Remaining Note”), but only on or after June 30, 2024, if such conversion right was not cancelled by the terms of the Letter Agreement. In addition, the Letter Agreement terminated the Company’s obligation to issue the Additional Shares under the circumstances specified therein. On April 11, 2024 and pursuant to the Letter Agreement, the Company issued Era an aggregate of 3,003,268 shares of Common Stock to satisfy its obligations with respect to the Partnership Shares and a portion of the Underlying Shares.

On June 12, 2024 and June 25, 2024 the Company issued the Investor an aggregate amount of 3,848,831 shares of Common Stock to satisfy its remaining obligations with regards to the First Era Convertible Note and Co-Pilot Agreement, including the obligation to issue Additional Shares. Accordingly, the Company has no obligations outstanding related to the First Era Convertible Note at December 31, 2024.

The Company elected to account for the First Era Convertible Note using the fair value option. The First Era Convertible Note dated December 8, 2023 was recorded at its acquisition date fair value of $5,500. The First Era Convertible Note dated January 5, 2024 was recorded at its acquisition date fair value of $801. The fair market value of the Era Convertible Note dated December 8, 2023 was $5,977. The non-cash change in fair value of financial instruments recorded in the consolidated statements of operations and comprehensive income (loss) was a loss of $3,189 for the year ended December 31, 2024.

Second Era Convertible Note

The Company issued a senior subordinated convertible note to an affiliate of Era (Era II), for $5,500 on November 12, 2024 (the "Second Era Convertible Note"). The Second Era Convertible Note had a maturity date of November 12, 2027 and a cash interest rate equal to the applicable federal rate published by the Internal Revenue Service beginning on May 12,

2025. The Company issued 2,549,129 shares of common stock to Era II 2,549,129 (the "Success Fee shares") as a success fee and 650,000 shares of common stock to Northland Securities, Inc. to cover brokerage fees incurred by Era II in connection with its liquidating (i) any shares of common stock underlying the Second Era Convertible Note and the Success Fee Shares and (ii) the shares of common stock underlying the First Era Convertible Note as well as shares of common stock issued pursuant to the Co-Pilot Agreement.

On December 18, 2024 and December 27, 2024 the Company converted all of the outstanding principal of the Second Era Convertible Note and issued Era II, in aggregate, 5,377,272 shares of common stock. Accordingly, the Company has no obligations outstanding related to the Second Era Convertible Note at December 31, 2024.

The Company elected to account for the Second Era Convertible Note using the fair value option. The Second Era Convertible Note was recorded at its acquisition date fair value of $5,500. The non-cash change in fair value of financial instruments recorded in the consolidated statements of operations and comprehensive income (loss) was a loss of $2,973 for the year ended December 31, 2024. In January 2025, Era II returned 1,071,458 shares of common stock pursuant to the terms of the Second Era Convertible Note.

f)
Aicel Convertible Note

In connection with the Company’s acquisition of Aicel, the Company assumed a convertible note (“Aicel Convertible Note”) issued by Aicel in a private placement to a third-party lender dated July 27, 2022. The Aicel Convertible Note was issued in a principal amount of $1,131, with paid-in-kind interest at an annual rate of 1%. All principal and accrued and unpaid interest mature on July 27, 2027. The Aicel Convertible Note provided for no prepayments until maturity without written consent of the lender.

The Aicel Convertible Note was recorded at its acquisition fair value of $1,131. The Company incurred total interest expense related to the Aicel Convertible Note of $9 and $11 for the years ended December 31, 2024 and 2023. On October 31, 2024, the Aicel Convertible Note was assumed by the buyer as part of the sale of Aicel. See Note 4, Acquisitions and Dispositions.

g)
PPP loan

On April 13, 2020, the Company received funding in the principal amount of $8,000 under the CARES Act. Interest accrues at 1%. On February 14, 2022, the SBA forgave $7,667 of the PPP Loan with the remaining balance of $333. The Company recognized the forgiveness of the PPP Loan as a gain on debt extinguishment on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024, the Company recorded $36 of the remaining PPP Loan as short-term debt as it will be fully repaid in 2025.

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of December 31, 2024 and December 31, 2023, respectively.

	December 31, 2024	December 31, 2023
Senior Term Loan	$90,679	$173,416
GPO Convertible Note	36,524	36,954
Convertible notes	15,728	13,992
Dragonfly Seller Convertible Notes	8,979	10,407
Era Convertible Notes	-	5,977
Aicel Convertible Note	-	1,156
Total	$151,910	$241,902

The estimated fair value of the Senior Term Loan as of December 31, 2023 was increased by $4,714 and has been revised as compared to what was previously disclosed, to include the impact of paid-in-kind interest. These fair values are deemed Level 3 liabilities within the fair value measurement framework.

Maturities of debt during the years subsequent to December 31, 2024 are as follows:

2025	$36
2026	48,634
2027	50,550
2028	51,079
Total	$150,299

Warrants

Old FiscalNote Warrants

At December 31, 2024, 118,700 warrants (previously issued by Old FiscalNote to lenders prior to the Senior Term Loan) with an exercise price of $8.56, remain outstanding. These warrants are accounted for as a liability with no fair value at December 31, 2024, and are included as part of the other non-current liabilities within the consolidated balance sheets.

Warrants associated with Amendment No. 1

On March 17, 2023, in connection with Amendment No. 1 discussed above, the Company issued 80,000 warrants with an exercise price of $0.01. These warrants are accounted for as a liability with a fair value of $85 at December 31, 2024, and are included as part of the other non-current liabilities within the consolidated balance sheets.

Note 10. Stockholders’ Equity

Authorized Capital Stock

The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of December 31, 2024, the Company had 142,794,386 shares of Class A common stock issued and outstanding.

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

In connection with the Closing of the Business Combination, the Co-Founders, or entities controlled by the Co-Founders, received 8,290,921 Class B shares of New FiscalNote common stock as consideration, all of which remain outstanding at December 31, 2024.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of December 31, 2024, there were no shares of preferred stock issued and outstanding.

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

Note 11. Earnout Shares and RSUs

The shareholders and other equity holders of Old FiscalNote as described below are entitled to receive up to 19,195,100 additional shares of Class A common stock of New FiscalNote (the “Earnout Awards”) in the form of Earnout Shares or as shares reserved for issuances upon settlement of Earnout RSUs, as described below. The Earnout Awards are split into five tranches each consisting of 3,839,020 shares of Class A common stock in New FiscalNote. Certain Old FiscalNote equity holders will receive Earnout Restricted Stock Units (the “Earnout RSUs”), which are settled in Class A common stock. The right to receive Earnout Awards will expire on July 29, 2027 (the “Earnout Period”). Each tranche of the Earnout Awards will be issued only when the dollar volume-weighted average price of one share of New FiscalNote Class A common stock is greater than or equal to $10.50, $12.50, $15.00, $20.00, or $25.00, respectively, for any 10 trading days within any period of 20 consecutive trading days during the Earnout Period (collectively, the “Triggering Events”).

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

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. Upon Closing, the Company recognized $17,712 of share-based compensation expense for vested Earnout

Awards. The Company recognized $353 and $1,803 of share-based compensation expense during the years ended December 31, 2024 and 2023, respectively. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares will be accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the consolidated statements of operations and comprehensive income (loss). The other non-current liability was $68 as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, there was $178 of unrecognized compensation expense related to the Earnout Awards to be recognized over a weighted-average period of approximately two years. As of December 31, 2024, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

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

During the year ended December 31, 2024, there were no public warrants exercised into shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of December 31, 2024, the Company had 8,358,964 public warrants and 7,000,000 private placement warrants outstanding with a per share fair value of $0.16. These warrants are accounted for as a liability and have an aggregate fair value of $2,458 at December 31, 2024.

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

Old FiscalNote Warrants

At December 31, 2024, 118,700 warrants with an exercise price of $8.56, remain outstanding. These warrants are accounted for as a liability with a fair value of zero and $23 at December 31, 2024 and 2023, respectively, and are included as part of the other non-current liabilities within the consolidated balance sheets.

Note 13. Stock-Based Compensation

2022 Long-Term Incentive Plan

In connection with the Business Combination, the Company's board of directors adopted, and its stockholders approved, the 2022 Long-Term Incentive Plan (the “2022 Plan”) under which 20,285,600 shares of Class A common stock were initially reserved for issuance. The 2022 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, other stock-based awards and cash-based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2022 Plan automatically increases on the first day of each calendar year, beginning on and including January 1, 2023 and ending on and including January 1, 2027 equal to the lesser of (i) 5% of the total number of shares (e.g., each and every class of the Company's common stock) outstanding on the immediately preceding December 31 or (ii) 13,523,734 shares; provided, however, that the Company's Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares (the “Share Reserve”). The shares may be authorized, but unissued, or reacquired shares of the Company's shares or from the Company's treasury shares. Furthermore, subject to adjustments as set forth in the 2022 Plan, in no event will the maximum aggregate number of shares that may be available for delivery under the 2022 Plan pursuant to incentive stock options exceed the Share Reserve. The shares underlying any awards under the 2022 Plan that are forfeited, canceled, settled in cash, or otherwise terminated (other than by exercise) shall be added back to the Share Reserve available for issuance under the 2022 Plan and, to the extent permissible, the shares that may be issued as incentive stock options.

During the year ended December 31, 2024, the Company issued 2,565,285 stock options, 12,194,112 restricted stock units, and 325,000 performance based restricted stock units. At December 31, 2024, 9,529,847 stock options, 1,601,027 performance stock options, 13,347,059 restricted stock units, and 392,500 performance based restricted stock units remain outstanding. As of December 31, 2024, the Company had 10,246 shares of Class A common stock available for issuance under the 2022 Plan.

The Company recognized $16,937 and $24,165 of stock-based compensation expense for all long term incentive plans in effect during the years ended December 31, 2024 and 2023, respectively. The Company recognized $306 and $675 of stock-based compensation expense related to acquisition earnouts during the years ended December 31, 2024 and 2023, respectively.

2024 Inducement Grant

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

During the year ended December 31, 2024, the Company issued 200,000 stock options and 300,000 restricted stock units. At December 31, 2024, all of the awards remain outstanding. The Company recognized $73 of stock-based compensation expense for this plan in effect during the year ended December 31, 2024, respectively.

2022 Employee Stock Purchase Plan

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering period or on the last day of the six-month offering period beginning in 2023. The plan is defined as compensatory, and accordingly, a stock-based compensation charge of $280 and $414 was recorded as the difference between the fair market value and the discounted purchase price of the Company's common stock for the year ended December 31, 2024 and 2023. As of December 31, 2024, 509,865 shares have been issued under the ESPP and the Company had 3,886,343 shares of Class A common stock available for issuance under the ESPP.

The following table summarizes activities related to stock options and performance stock units during the period presented:

Stock Options awards	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	9,742,531	$3.82	7.5	$24,659
Granted	476,902	3.98
Exercised	(327,447)	1.81
Cancelled and forfeited	(432,441)	6.55
Expired	(189,947)	3.71
Outstanding at December 31, 2023	9,269,598	$3.74	6.1	$-
Vested and exercisable as of December 31, 2023	5,425,239	$3.11	5.1
Unvested and expected to vest as of December 31, 2023	3,844,359

Outstanding at December 31, 2023	9,269,598	$3.74	6.1	$-
Granted	2,565,285	1.62
Exercised	(15,431)	0.34
Cancelled and forfeited	(426,409)	4.19
Expired	(262,169)	5.99
Outstanding at December 31, 2024	11,130,874	$3.18	5.9	$77
Vested and exercisable as of December 31, 2024	7,569,287	$3.27	4.5
Unvested and expected to vest as of December 31, 2024	3,561,587

The following table summarizes the weighted-average assumptions used to estimate the fair value of stock options granted during the periods presented:

	Years Ended December 31,
	2024	2023
Expected volatility	45.49%	45.00%
Expected life (years)	5.96	6.00
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.33%	4.18%
Fair value of options	$1.56	$1.58

At December 31, 2024, there was $3,180 of total unrecognized compensation cost related to outstanding unvested stock option awards including performance stock units that is expected to be recognized over a weighted-average period of approximately two years.

The following table summarizes the Company’s restricted stock unit activity for the periods presented:

Restricted Stock Units	Number of shares	Weighted-average Grant Date Fair Value	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	2,949,731	$8.81	2.7	$18,672
Granted	6,606,510	4.42
Vested	(2,532,946)	7.08
Cancelled and forfeited	(579,188)	3.46
Outstanding at December 31, 2023	6,444,107	$5.38	1.0	$7,346
Expected to vest as of December 31, 2023	6,444,107

Outstanding at December 31, 2023	6,444,107	$5.38	1.0	$7,346
Granted	12,519,112	1.27
Vested	(3,435,947)	4.89
Cancelled and forfeited	(1,487,713)	2.07
Outstanding at December 31, 2024	14,039,559	$2.19	1.0	$15,022
Expected to vest as of December 31, 2024	14,039,559

At December 31, 2024, there was $21,061 of total unrecognized compensation cost related to outstanding unvested restricted stock units that are expected to be recognized over a weighted-average period of approximately two years.

Prior to 2022, the Company granted various executives 2,673,751 performance stock options that vest upon the occurrence of a successful public company listing and the Company’s stock price achieving certain price targets and 756,812 performance stock units that vest upon the occurrence of a successful public company listing and time served. The aggregate grant-date fair value of these executive performance stock options and stock units was estimated to be $7,295. As of December 31, 2024, there were 2,480,757 performance stock options outstanding. The Company recognized $24 and $965 of share-based compensation expense for performance stock options and stock units for the years ended December 31, 2024 and 2023, respectively, for which the related performance condition was met upon consummation of the Business Combination on July 29, 2022.

Effective December 31, 2024, the Company amended the 2022 LTIP to (i) effectuate a one-time increase of 4,000,000 in the number of shares authorized for issuance under the 2022 LTIP and (ii) revise the “evergreen” provision of the 2022 LTIP such that the number of shares of Class A common stock that are automatically added to the 2022 LTIP on January 1st of each year will be increased up to the lesser of (a) five percent (5%) of the total number of shares of Class A Common Stock outstanding on December 31st of the preceding calendar year or (b) 13,523,734 shares of Class A Common Stock.

Note 14. Transaction Costs, net

The Company incurred the following transaction costs related to businesses acquired and the consummation of the Business Combination during the periods presented:

	Years Ended December 31,
	2024	2023
Transaction costs related to acquired businesses	$-	$1,391
Non-capitalizable Business Combination costs	-	415
Change in contingent consideration liabilities	(4)	(2,043)
Contingent compensation (benefit) expense	-	(530)
Total transaction costs	$(4)	$(767)

Note 15. Earnings (Loss) Per Share

The Company has two classes of common stock authorized: Class A common stock and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to twenty-five votes per share. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one‑to‑one basis when computing net earnings (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and Class B common stock are equivalent.

Earnings (loss) per share is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company’s net income (loss) used in computing basic and diluted earnings per share. Diluted earnings (loss) per share considers the impact of potentially dilutive securities.

The components of basic and diluted earnings (loss) per shares are as follows:

(in thousands, except per share data)	Years Ended December 31,
Numerator:	2024	2023
Net income (loss) used to compute basic and diluted income (loss) per share	$9,517	$(115,461)
Denominator:
Weighted average common stock outstanding, basic and diluted	137,280,603	131,400,109

Net income (loss) per share, basic	$0.07	$(0.88)
Net income (loss) per share, diluted	$0.07	$(0.88)

Anti-dilutive securities excluded from diluted income (loss) per share:
Anti-dilutive Earnout Awards	19,195,100	19,195,100
Anti-dilutive stock options	134,203	979,901
Anti-dilutive Convertible Notes	2,652,532	2,305,666
Anti-dilutive contingently issuable shares	-	174,468
Anti-dilutive restricted stock units	12,170,401	6,393,154
Anti-dilutive GPO Convertible Note	6,653,602	5,867,750
Anit-dilutive Dragonfly Convertible Note	1,302,900	-
Anti-dilutive Aicel Convertible Notes	-	113,896
Total anti-dilutive securities excluded from diluted income (loss) per share:	42,108,738	35,029,935

Note 16. Provision (Benefit) from Income Taxes

An analysis of income (loss) from continuing operations before income taxes by domestic and international consisted of the following as of dates presented:

	Years Ended December 31,
	2024	2023
Domestic	$(13,710)	$(86,488)
Foreign	23,763	(28,750)
Total	$10,053	$(115,238)

The (benefit) provision for income taxes consisted of the following as of the dates presented:

	As of December 31,
	2024	2023
Current taxes
Federal provision	$500	$80
State provision (benefit)	(67)	55
Foreign provision (benefit)	14	16
Total current provision (benefit)	447	151
Deferred taxes
Federal benefit (1)	9,474	(5,799)
State benefit (1)	3,542	(1,751)
Foreign benefit	166	(3,415)
Valuation allowance (1)	(13,093)	11,037
Total deferred provision (benefit)	89	72
Total provision (benefit) from income taxes	$536	$223

(1) The amounts for the year ended December 31, 2023 have been revised as a result of an immaterial error correction resulting in an increase in stock compensation of $5,022 and an offsetting impact to the change in the valuation allowance.

The reconciliation between the U.S. federal statutory income tax rate to the Company’s estimated annual effective tax for the periods presented is as follows:

	Years Ended December 31,
	2024	2023
U.S. Federal provision at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.7%	(0.1)%
Effects of rate other than statutory	(3.8)%	(0.5)%
Interest disallowance	2.3%	(0.2)%
Warrant revaluation	(4.9)%	2.6%
Stock compensation (1)	29.1%	(6.0)%
Impairment from goodwill and other long-lived assets	0.0%	(4.7)%
Sale of Board and Aicel	22.7%	0.0%
Nondeductible Intercompany Payable	16.8%	0.0%
Nondeductible expenses from recapitalization	27.4%	(2.9)%
Change in valuation allowance (1)	(102.7)%	(8.6)%
Uncertain tax positions	(10.0)%	0.0%
Others	0.8%	(0.8)%
Effective tax rate	5.4%	(0.2)%

(1) The amounts for the year ended December 31, 2023 have been revised as a result of an immaterial error correction resulting in a decrease in stock compensation of 3.6% and an offsetting impact to the change in the valuation allowance.

The Company’s effective tax rate differs from the U.S. statutory rate of 21 percent primarily due to state taxes, stock compensation, and the impact of a valuation allowance on the Company’s deferred tax assets, disallowed interest expense, fair value adjustments on convertible debt, and tax items related to the sale of Board and Aicel.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows as of the dates presented:

	As of December 31,
	2024	2023
Deferred tax assets
Stock compensation (1)	$2,373	$2,319
Section 163(j) interest limitation	32,477	33,161
Disallowed original issue discount interest	-	1,527
Deferred revenue	4,928	7,143
Reserves and accruals	925	878
Capitalized research and development	9,341	8,541
Lease liability	6,604	7,375
Federal net operating loss carryforward	21,257	31,682
State net operating loss carryforward	6,467	8,559
Foreign net operating loss carryforward	7,101	7,876
Other deferred tax assets	685	898
Total deferred tax assets	92,158	109,959

Deferred tax liabilities
Basis difference in fixed assets	(1,225)	(1,505)
Basis difference in intangibles assets and goodwill	(17,165)	(20,931)
Right of use asset	(3,928)	(4,362)
Other deferred tax liabilities	(1,995)	(2,819)
Total deferred tax liabilities	(24,313)	(29,617)
Valuation allowance (1)	(69,779)	(82,520)
Net deferred tax liabilities	$(1,934)	$(2,178)

(1) The amounts for the year ended December 31, 2023 have been revised as a result of an immaterial error correction resulting in a decrease in stock compensation of $5,022 and an offsetting impact to the change in the valuation allowance.

At December 31, 2024, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $101,224, of which $1,747 is subject to expiration beginning in 2033 to 2037, and state net operating loss carryforwards of $104,734, which begin to expire in 2029. The utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by section 382 of the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. Future changes in stock ownership may result in an ownership change. The Company determined that it underwent an ownership change during 2014 and 2015 as defined by section 382. As a result of the 2014 ownership change, the Company determined that $1,271 of net operating loss carryforward would not be available in future periods. The Company is still in process of analyzing its NOL limitations with respect to 2024. The Company is not aware of any tax law provisions aside from section 382 of the Internal Revenue Code that might limit the availability or utilization of loss or credit amounts. Changes in tax law may also impact our ability to use our net operating loss and tax credit carryforwards.

At December 31, 2024, the Company had Foreign NOL carryforwards in various countries of approximately $31,418, of which $3,079 is subject to expiration beginning in 2031.

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

The Company decreased the valuation allowance established on its deferred tax assets by $12,741 and increased the valuation allowance established on its deferred tax assets by $16,028 for the tax years ended December 31, 2024 and 2023, respectively. The Company continues to maintain a valuation allowance on its Federal deferred tax assets related to NOL carryforwards and interest expense limitations under 163(j) and on State deferred tax assets associated with states where FiscalNote files separately and CQ Roll Call’s deferred tax liabilities are not able to be utilized. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development (R&D) expenditures and are required to capitalize and amortize the costs under section 174. Accordingly, the Company capitalized $19,345 and $23,180 of R&D expenses as of the years ended December 31, 2024 and 2023, respectively. These costs will be amortized for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. For the year ended December 31, 2024, the Company recorded a lapse in uncertain tax position totaling $639 relating to a state tax filing position. The Company has the following activities relating to unrecognized tax benefits for the periods presented:

	Years Ended December 31,
	2024	2023
Beginning balances at December 31, 2023 and 2022	$639	$639
Additions due to current year positions	832	-
Lapses in statutes of limitations	(639)	-
Ending balances at December 31, 2024 and 2023	$832	$639

The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, with the provision for income taxes in the consolidated statements of operations. Included in the balance of unrecognized tax benefits as of December 31, 2024 and December 31, 2023 are $832 and $639, respectively, of tax benefits that, if recognized, would affect the effective tax rate. During the year ended December 31, 2023, $80 of interest was recognized relating to uncertain tax benefits. No interest was recognized related to uncertain tax benefits during the year ended December 31, 2024. The Company released an uncertain tax position related to a DC state combined filing that did not reach a more likely than not conclusion for which the statute has lapsed. In the current year the Company recorded an uncertain tax position related to a deduction for shares distributed for services associated with the payment of convertible debt.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. As of December 31, 2024, the Company is not under examination by income tax authorities in federal, state, or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.

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

Net Operating Losses

At December 31, 2024, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $101,224 of which a portion is subject to annual limitation. Based on estimates as of December 31, 2024, the Company expects that approximately $48,613 of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2024.

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

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2024 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4,836	$-	$-	$4,836
Short-term investments	-	5,796	-	5,796
Liabilities:
Public warrants	$1,338	$-	$-	$1,338
Private placement warrants	-	1,120	-	1,120
GPO Convertible Note	-	-	36,524	36,524
Dragonfly Seller Convertible Note	-	-	8,979	8,979

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,044	$-	$-	$3,044
Short-term investments	-	7,134	-	7,134
Liabilities:
Public warrants	$2,591	$-	$-	$2,591
Private placement warrants	-	2,170	-	2,170
Contingent liabilities from acquisitions	-	-	130	130
Liability classified warrants (a)	-	-	23	23
GPO Convertible Note	-	-	36,954	36,954
Dragonfly Seller Convertible Note	-	-	9,002	9,002
Era Convertible Note	-	-	5,977	5,977
(a) Included in other current liabilities on the balance sheet

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	Contingent Liabilities from Acquisitions	Liability Classified Warrants	GPO Convertible Note	Dragonfly Seller Convertible Notes	Era Convertible Notes
Balance at December 31, 2022	$1,579	$182	$-	$-	$-
Fair value at issuance date	-	-	36,583	8,635	5,500
Contingent consideration at acquisition date	1,445	-	-	-	-
Contingent compensation recognized	337	-	-	-	-
Change in fair value included in the determination of net loss(a)	(357)	(159)	(1,411)	(673)	477
Earned contingent consideration settled	(281)	-	-	-	-
Cash contingent compensation earned and subsequently settled	(39)	-	-	-	-
Unearned contingent compensation reversal	(1,687)	-	-	-	-
Unearned contingent consideration reversal	(867)	-	-	-	-
Paid in kind interest	-	-	1,782	854	-
Foreign exchange	-	-	-	186	-
Balance at December 31, 2023	130	23	36,954	9,002	5,977
Fair value at issuance date	-	-	-	-	4,058
Change in fair value included in the determination of net loss(a)	(117)	(23)	2,154	425	6,162
Change in fair value included in accumulated other comprehensive income	-	-	(4,443)	(1,264)	-
Cash contingent compensation earned and subsequently settled	(13)	-	-	-	-
Paid in kind interest	-	-	3,792	980	-
Note and interest conversion	-	-	(1,933)	-	(16,197)
Foreign exchange	-	-	-	(164)	-
Balance at December 31, 2024	$-	$-	$36,524	$8,979	$-
(a)
The change in contingent liabilities from acquisitions is recorded as transaction costs on the consolidated statements of operations and comprehensive income (loss).

Short-Term Investments

The fair value of the short-term investments is based on the quoted market price of the securities on the valuation date. As of December 31, 2024, the estimated fair value of the short-term investments was $5,796. The Company recognized a non-cash loss of $176 for the year ended December 31, 2024 resulting from the change in fair value of the short-term investments. The change in fair value is recorded in the consolidated statements of operations and comprehensive income (loss).

Public Warrants

The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The public warrants were initially recognized as a liability in connection with the Business Combination on July 29, 2022 at a fair value of $5,688. As of December 31, 2024 and December 31, 2023, the estimated fair value of the public warrants was $1,338 and $2,591, respectively. The Company recognized a non-cash gain of $1,254 and $7,691 during the years ended December 31, 2024 and 2023 resulting from the change in fair value of the public warrants. The change in fair value is recorded in change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss).

Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on July 29, 2022 at a fair value of $29,259. As of December 31, 2024 and December 31, 2023, the estimated fair value of the private warrants was $1,120 and $2,170, respectively. The Company recognized a non-cash gain of $1,050 and $6,440 during the years ended December 31, 2024 and 2023 resulting from the change in fair value of the private warrants. The change in fair value is recorded in change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss).

GPO Convertible Note

The GPO Convertible Note was recognized as a liability on its issuance date at its estimated fair value of $36,583. As of December 31, 2024 and December 31, 2023, the estimated fair value of the GPO Convertible Note was $36,524 and $36,954, respectively. The non-cash loss of $2,154 for the year ended December 31, 2024 and non-cash gain of $1,411 for the year ended December 31, 2023 is recorded in the change of fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss). The estimated fair value of the GPO Convertible Note was determined based on a trinomial lattice model. The following table presents the assumptions used to determine the fair value of the GPO Convertible Note at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Common stock share price	$1.07	$1.14
Risk free rate	4.30%	3.88%
Yield	18.00%	14.50%
Expected volatility	50.00%	50.00%
Expected term (years)	3.5	4.5

Dragonfly Seller Convertible Notes

The Dragonfly Seller Convertible Notes were recognized as a liability in connection with the acquisition on January 27, 2023 at a fair value of $8,635. As of December 31, 2024 and December 31, 2023, the estimated fair value of the Dragonfly Seller Convertible Notes were $8,979 and $9,002, respectively. The non-cash loss of $425 for the year ended December 31, 2024 and the non-cash gain of $673 for the year ended December 31, 2023 is recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss). The following table presents the assumptions used to determine the fair value of the Dragonfly Seller Convertible Notes at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Common stock share price	$1.07	$1.14
Risk free rate	4.27%	3.92%
Yield	19.50%	15.50%
Expected volatility	50.00%	50.00%
Expected term (years)	3.1	4.1

As of December 31, 2024, the difference between the aggregate fair value and the unpaid principal balance of the Dragonfly Seller Convertible Notes is $4,050.

Era Convertible Note

The First Era Convertible Note was recognized as a liability associated with the Company’s strategic commercial partnership on December 8, 2023 at a fair value of $5,500. The First Era Convertible Note dated January 5, 2024 was recorded at its acquisition date fair value of $801. At December 31, 2023 the fair value of the First Era Convertible Note was $5,977. The total non-cash loss of $3,189 is recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2024. The following table presents the assumptions used to determine the fair value of the First Era Convertible Note at December 31, 2023:

December 31, 2023
Common stock share price	$1.14
Risk free rate	4.17%
Yield	153.24%
Expected volatility	63.00%
Expected term (years)	3.9

Contingent Liabilities from acquisitions

The contingent liabilities from acquisitions are classified as Level 3 in the fair value hierarchy. At December 31, 2024, there were no remaining contingent liabilities from acquisitions. At December 31, 2023, the contingent consideration and compensation relates to the following acquisitions:

December 31, 2023
Curate	$4
Equilibrium	112
DT Global	14
Total contingent liabilities from acquisitions	$130

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

Liability classified warrants

The Last Out Lender Warrants are classified as Level 3 in the fair value hierarchy. The fair value of the Last Out Lender Warrants (see Note 9, Debt) is calculated using the Black-Scholes calculation with the following inputs:

	December 31, 2024	December 31, 2023
Common stock fair value	$1.07	$1.14
Time to maturity (years)	0.5	1.6
Risk-free interest rate	4.22%	4.45%
Volatility	59.0%	122.0%
Exercise price	$8.56	$8.56

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. Excluding the impairment of an operating lease asset related to certain unoccupied office space and the impairment of goodwill and other long-lived assets as disclosed in Note 5, Leases, Note 7, Intangible Assets, and Note 8, Goodwill, no other impairment events were identified during the years ended December 31, 2024 and 2023. There were no transfers of assets or liabilities between levels during the years ended December 31, 2024 and 2023. Changes to fair value are recognized as income or expense in the consolidated statements of operations and comprehensive income (loss).

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

As discussed in Note 9, Debt, on June 30, 2023, the Company entered into the Exchange and Settlement Agreement and GPO Convertible Note. Pursuant thereto, on July 3, 2023, (i) the Disputing Lender returned 5,881,723 shares of Class A Common Stock, which the Company subsequently cancelled, (ii) the Company issued the GPO Convertible Note, and (iii) the parties agreed to a mutual settlement and release of all claims (including, but not limited to, any claims by the Investor for additional shares or money damages resulting from the entry into the Merger Agreement), relating to or arising from the conversion of the Amended and Restated Senior Secured Subordinated Promissory Note, dated December 29, 2020, previously issued by a subsidiary of the pre-business combination FiscalNote Holdings, Inc. to the Investor.

Note 19. Subsequent Events

The Company has evaluated subsequent events through April 1, 2025, the date that these financial statements were available to be issued.

Sale of Oxford Analytica and Dragonfly

On February 21, 2025 (the “Signing Date”), FiscalNote, Inc. (the “Seller”), an indirect wholly-owned subsidiary of the Company, entered into an Equity Purchase Agreement with Factiva Ltd., a limited company organized under the laws of England and Wales (the “Buyer”), providing for the sale of all of the outstanding equity interests in each of Dragonfly Eye Limited, a UK private limited company (“Dragonfly”), and The Oxford Analytica International Group, LLC, a Delaware limited liability company (“Oxford” and collectively with Dragonfly, the “Sold Businesses”), to the Buyer for a total value of $40.0 million in cash. The stated purchase price is subject to adjustments based on the Sold Businesses’ working capital on the date the transactions contemplated by the Equity Purchase Agreement are consummated (the “Closing Date”), indebtedness and transaction expenses, including retention payments payable to certain employees of the Sold Businesses following the Closing Date. The Equity Purchase Agreement contains representations, warranties, covenants and indemnification obligations of the parties customary for transactions similar to those contemplated by the Equity Purchase Agreement.

On March 31, 2025, the Buyer and Seller consummated the transaction pursuant to the Equity Purchase Agreement. Accordingly, the Company received $40.0 million in cash and $0.8 million was deposited into escrow (to satisfy certain potential post-Closing purchase price adjustments and indemnification claims).

Amendment No. 5 to Senior Term Loan

On the Signing Date, the Company also entered into Amendment No. 5 to the Senior Term Loan (“Amendment No. 5”), pursuant to which, among other things, the lenders consented to certain actions which became effective upon the completion of the sale of Sold Businesses, including releasing the liens on Oxford Analytica and Dragonfly's assets and permitting the consummation of the sale in exchange for the permanent retirement of $27.1 million (the “Pay-Down Amount”) of term loans under the Senior Term Loan and payment of approximately $1.8 million of related prepayment and exit fees. In Amendment No. 5, the lenders also waived their rights upon default retroactive to December 31, 2024. Amendment No. 5 also increased the Company’s minimum liquidity covenant and modified the Company’s minimum ARR and adjusted EBITDA covenants, as defined in the Senior Term Loan, in order to appropriately reflect the sale of Oxford Analytica and Dragonfly and the absence of its future contributions to the Company’s overall financial performance and position.

Convertible Note Exchanges

On March 17, 2025 (the “Initial Issuance Date”), the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with EGT 11 LLC (the “Exchange Investor”), pursuant to which the Company (i) issued on the Initial Issuance Date, a Senior Subordinated Convertible Promissory Note (the “Initial Exchange Note”) in favor of the Exchange Investor in an aggregate principal amount of $5.5 million (the “Initial Principal Amount”) and (ii) issued (the date of such issuance, the “Subsequent Issuance Date”), a Senior Subordinated Convertible Promissory Note (the “Subsequent Exchange Note” and together with the Initial Exchange Note, the “Exchange Notes”) in favor of the Exchange Investor in an aggregate principal amount of $269,000 (the “Subsequent Principal Amount” and together with the Initial Principal Amount, the “Principal Amount”), in each case, following the Exchange Investor’s acquisition of, and in exchange for, certain of the Convertible Notes issued by FiscalNote Intermediate Holdco, Inc. (f/k/a FiscalNote Holdings, Inc.) on November 30, 2020 and February 28, 2020, respectively (the “Original Notes”). The Exchange Notes are unsecured, mature on the three-year anniversary of the Initial Issuance Date or Subsequent Issuance Date, as the case may be, and, beginning on the six-month anniversary of the Initial Issuance Date or Subsequent Issuance Date, as the case may be (each, the “Initial Conversion Date”), will accrue interest at the applicable federal rate published by the Internal Revenue Service. The Exchange Notes are contractually subordinated to the Company’s obligations under its senior secured indebtedness, and accordingly the Company’s right to make certain cash payments in connection therewith is limited by the terms of such subordination agreement. Beginning on the applicable Initial Conversion Date, the Exchange Investor may convert the

Exchange Notes into shares (“Conversion Shares”) of the Class A Common Stock, based on the volume weighted average market price of the Class A Common Stock for the 30 consecutive trading day period prior to the date of conversion. In addition, subject to certain limitations, the Company may elect to convert the Exchange Notes into Conversion Shares (the “Optional Conversion Right”) if such Conversion Shares are freely tradeable (as defined in the Exchange Notes). Pursuant to the Exchange Agreement, the Company issued 2,596,050 shares of Common Stock (the “Fee Shares") to the Exchange Investor as an inducement for the Exchange Investor to exchange the Original Notes for the Exchange Notes. In addition, the Company also may be required to issue additional shares of Common Stock (the “Additional Shares”) to the Exchange Investor to the extent that the Exchange Investor’s sales of the Fee Shares and Conversion Shares within 12 months following the earlier of (i) issuance of all Conversion Shares issued pursuant to the Optional Conversion Right or (ii) the applicable Initial Conversion Date (the “Sell-Off Period”) do not generate net cash proceeds to the Exchange Investor equal to 145% of the applicable Principal Amount plus all accrued interest thereupon. As compensation for its brokerage services provided to the Exchange Investor, the Company also issued 300,000 shares of Common Stock to Northland Securities, Inc. (the “Brokerage Fee Shares”). The Exchange Notes provide for customary events of default, upon which repayment of the Exchange Notes may be accelerated.

The foregoing description of the Exchange Agreement and Exchange Notes does not purport to be complete and is qualified in its entirety by reference to the Exchange Agreement and the form of Exchange Note, copies of which are filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note Amendments

On March 25, 2025 (the “Amendment Date”), the Company entered into a letter agreement (the “Amendment”) with each of Nautilus Venture Partners Fund I, L.P. and Nautilus Venture Partners Fund II, L.P. and Wealth Plus Investments Ltd. (the “Legacy Investors”) modifying certain provisions of the Convertible Notes issued by FiscalNote Intermediate Holdco, Inc. (f/k/a FiscalNote Holdings, Inc.) in favor of each of the Legacy Investors on August 26, 2019 (the “Legacy Notes”). The Legacy Notes were assumed by the Company in connection with the Business Combination. As of the Amendment Date, the Legacy Notes had an aggregate principal amount of $10,940 outstanding (including accrued paid in kind interest). The Legacy Notes are unsecured and earn payable in kind interest of 15% per annum, payable annually in arrears. The Maturity Date of the Legacy Notes are July 31, 2025 (the “Original Maturity Date”), however, the Amendment extends the Original Maturity Date to April 15, 2026 (the "Extended Maturity Date"). The repayment of the Legacy Notes maybe accelerated upon certain events of default, including a breach of any covenants under the Legacy Notes, the Company becoming party to bankruptcy, liquidation or other reorganization proceedings, or a default or acceleration of repayment under the Company's other indebtedness.

Subject to certain limitations, the Amendments permit the Company to convert, at its election and from time to time, up to the Applicable Amount (as defined below) of the Legacy Notes into shares (the “Legacy Conversion Shares”) of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”) at a conversion price based on the volume weighted average market price of the Common Stock for the five consecutive trading day period prior to the date of conversion (the “Conversion Price”). The “Applicable Amount” for purposes of the Company’s conversion right means up to 20% of the outstanding principal amount of the Legacy Notes as of the Amendment Date plus PIK interest through the Original Maturity Date, and the Company may only subsequently exercise its conversion right after all Legacy Conversion Shares previously issued to the Legacy Investors have been sold. Pursuant to the Amendments, the Company also may be required to pay cash or issue additional shares of Common Stock (the “Legacy Additional Shares”) to the Legacy Investors to the extent that the Legacy Investors’ sales of the Legacy Conversion Shares prior to the Original Maturity Date do not generate net cash proceeds to the Legacy Investors equal to the aggregate outstanding principal amount of such Legacy Notes as of the Amendment Date plus (a) all PIK interest that would accrue under the Legacy Notes through the Original Maturity Date and (b) all brokerage fees, costs and expenses in selling the Legacy Conversion Shares (the “Repayment Amount”). Any Legacy Additional Shares would be issued by the Company at the Conversion Price. In addition, if the Legacy Investors’ sales of the Legacy Conversion Shares do not generate net cash proceeds equal to the Repayment Amount by the Original Maturity Date, the interest rate under the Legacy Notes would be increased to 25% per annum (the “Additional Interest”) and the then-outstanding principal amount of the Legacy Notes plus all PIK interest (reduced by the net cash proceeds received by the Legacy Investors from the prior sales of the Legacy Conversion Shares, plus any previous cash payments made by the Company to the Legacy Investors (after payment of all brokerage fees, costs and expenses in selling the Legacy Conversion Shares and/or Additional Shares, if any) would be doubled (the "Maturity Date Repayment Amount Difference” and with the Additional Interest, the “Extended Maturity Date Payment”). The

Extended Maturity Date Payment would be due to the Legacy Investors by the Extended Maturity Date, and would be payable in cash or by promptly issuing a number of duly authorized, validly issued, fully paid and non-assessable shares of Common Stock (the “Extended Maturity Date Shares”), equal to the quotient produced by dividing the (i) Maturity Date Repayment Amount Difference plus (a) all Additional Interest thereon that would accrue through the Extended Maturity Date and (b) all fees, costs and expenses of the Broker in selling the Extended Maturity Date Shares by (ii) the Conversion Price. If (a) the Legacy Notes remain outstanding until or after the Original Maturity Date, or there is an Extended Maturity Date, and (b) the Company effects a conversion event or a change of control within twelve (12) months after repayment, then (whether or not the Legacy Note has been so repaid) the Legacy Investors shall be entitled to either (i) participate in such conversion event at the conversion price or (ii) to receive the same consideration it would have in the change of control if the Legacy Notes had remained outstanding (less the amount repaid by the Company, if applicable). If the Legacy Investors sell Conversion Shares and/or Additional Shares and the aggregate net cash proceeds in respect thereof received by the Investors equals the Repayment Amount, (a) the Investors shall forfeit the remaining Conversion Shares and/or Additional Shares, as the case may be, and (b) any remaining amount owed in respect of the principal amount and/or accrued interest thereon shall be cancelled. In addition, if the Legacy Investors sell Extended Maturity Date Shares and the aggregate net cash proceeds in respect thereof received by the Legacy Investors equals the Extended Maturity Date Payment, (a) the Legacy Investors shall forfeit the remaining Extended Maturity Date Shares and (b) any remaining amount owed in respect of the Maturity Date Repayment Amount Difference plus Additional Interest thereon that would accrue through the Extended Maturity Date shall be cancelled.

The foregoing description of the Legacy Notes and the Amendments does not purport to be complete and is qualified in its entirety by reference to the form of the composite Legacy Note and the form of Amendment, copies of which are filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Accordingly, management believes that the Consolidated Financial Statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, management concluded that our internal controls over financial reporting were effective as of December 31, 2024.

Because we qualify as an emerging growth company under the JOBS Act, this Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Remediation of Prior Year Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, management identified material weaknesses in our internal control over financial reporting related to the following areas:

•
Ineffective information technology general controls related to (a) administrative user access to the Company’s information systems that are relevant to the preparation of the financial statements to ensure appropriate segregation of duties and to adequately restrict access to financial applications and data; (b) user access provisioning and monitoring
•
Ineffective controls over the fair market value changes to financial instruments
•
Ineffective controls over the accounting for stock compensation

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the fiscal year ended December 31, 2024, we implemented a comprehensive remediation plan to address these material weaknesses. Our remediation efforts to address the aforementioned material weaknesses included removal of inappropriate administrative access. Furthermore, novel controls and enhancements to existing controls surrounding user access management, fair market value changes to financial instruments, and accounting for stock-based compensation were implemented within the fiscal year. Throughout the year, we monitored the effectiveness of these remediation measures and conducted testing to validate that the new controls were operating effectively.

As a result of these efforts, management has determined that the previously identified material weaknesses have been fully remediated as of December 31, 2024. We believe that the actions taken have strengthened our internal control over financial reporting and addressed the underlying issues that led to the material weaknesses disclosed in the prior year.

Changes in Internal Control over Financial Reporting

Other than the remediation activities described above, there were no changes in our internal controls over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

As previously reported in our Current Report on Form 8-K filed on February 24, 2025, the Company entered into an equity purchase agreement dated February 21, 2025 (the “Purchase Agreement”) with Factiva Ltd., a limited company organized under the laws of England and Wales (the “Buyer”), providing for the sale of all of the outstanding equity interests held by the Company in each of Dragonfly Eye Limited, a UK private limited company (“Dragonfly”), and The Oxford Analytica International Group, LLC, a Delaware limited liability company (“Oxford” and collectively with Dragonfly, the “Sold Businesses” and such transaction, the “Equity Sale”).

On March 31, 2025 (the “Closing Date”), the Company received gross proceeds of $40 million upon completion of the Equity Sale, with the proceeds subject to adjustment based on the Sold Businesses’ working capital, indebtedness and transaction expenses, including retention payments payable to certain employees of the Sold Businesses following the Closing Date. In connection with the completion of the Equity Sale, the amendments to Senior Credit Facility previously reported in our February 24, 2025 Form 8-K filing became effective.

The unaudited pro forma combined financial information of the Company, giving effect to (i) the Equity Sale, (ii) the Company’s sale of Board.org, LLC (“Board.org”) and Aicel Technologies, Inc. (“Aicel”) on March 11, 2024 and October 31, 2024, respectively, and (iii) the related paydown of the Company’s senior term loan with proceeds received from the Equity Sale (collectively, the “Transactions”), which includes the unaudited pro forma combined balance sheet as of December 31, 2024 and the unaudited pro forma combined statements of operations and comprehensive loss for the year ended December 31, 2024 and the related notes, are included as Exhibit 99.1 to this Annual Report on Form 10-K and incorporated herein by reference. The unaudited pro forma combined statement of operations for the year ended December 31, 2024 gives pro forma effect to the Transactions as if they had occurred on January 1, 2024. The unaudited pro forma combined balance sheet as of December 31, 2024 gives pro forma effect to the Equity Sale and the related paydown of the Company’s senior term loan with proceeds received from the Equity Sale as if they were completed on December 31, 2024.

The unaudited pro forma financial information included in this Annual Report on Form 10-K has been presented for informational purposes only and is not necessarily indicative of the combined financial position or results of operations that would have been realized had the Transactions occurred as of the dates indicated, nor is it meant to be indicative of any anticipated financial position or future results of operations that the Company will experience after the Transactions.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information to be included under the captions “Directors,” "Family Relationships," “Code of Ethical Business Conduct,” "Executive Compensation," "Delinquent Section 16(a) Reports," and “Audit Committee,” in the Company’s definitive proxy statement for the 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Certain other information relating to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information About our Executive Officers.”

Item 11. Executive Compensation.

The information to be included under the captions “Executive Compensation,” "Director Compensation," and “Compensation Committee Interlocks and Insider Participation,” in the Company’s definitive proxy statement for the 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be included under the captions “Equity Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” in the Company’s definitive proxy statement for the 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information to be included under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” in the Company’s definitive proxy statement for the 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 14. Principal Accountant Fees and Services.

The information to be included under the caption “Audit, Audit-Related, Tax and all Other Fees" and "Pre-Approval Policies and Procedures” in the Company’s definitive proxy statement for the 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Part IV

Item 15. Exhibits, Financial Statement Information.

List of documents filed as part of this Report.

Consolidated Financial Statements

The Consolidated Financial Statements for FiscalNote Holdings, Inc. and related notes and the Report of RSM U.S. LLP (PCAOB No. 49) dated April 1, 2025, are included herein in Part II, Item 8.

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

Annex A-1 to the Proxy Statement/Prospectus filed on July 5, 2022 (File No.333-261483)
2.2

First Amendment to Agreement and Plan of Merger, dated as of May 9, 2022, by and among Duddell Street Acquisition Corp. (renamed “FiscalNote Holdings, Inc.”), Grassroots Merger Sub, Inc. and FiscalNote Holdings, Inc. (renamed “FiscalNote Intermediate Holdco, Inc.”).

Annex A-2 to the Proxy Statement/Prospectus filed on July 5, 2022 (File No.333-261483)
3.1	Certificate of Incorporation of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
3.2	Bylaws of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.2 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
4.1	Description of Securities.	Exhibit 4.1 to the Annual Report on Form 10-K filed on March 28, 2023 (File No. 001-39672)
4.2	Warrant Agreement, dated as of October 28, 2020, by and among Duddell Street Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	Exhibit 4.1 of DSAC’s Current Report on Form 8-K filed with the SEC on November 2, 2020 (File No. 333-249207)
4.3	Form of Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on March 20, 2023 (File No. 001-39672)
10.1

Amended and Restated Registration Rights Agreement, dated as of July 29, 2022, by and among FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.), Duddell Street Holdings Limited and the other Holders signatory thereto.

Exhibit 10.5 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.2+	Form of Indemnification Agreement.	Exhibit 10.3 to the Current Report on Form 10-Q filed on May 10 , 2024 (File No. 001-396972)
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
10.5#

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
10.6#

Joinder and Amendment No. 2 to Second Amended and Restated Credit and Guaranty Agreement by and among FiscalNote, Inc., CQ-Roll Call, Inc., Capitol Advantage LLC, VoterVoice, L.L.C. and Sandhill Strategy LLC as Borrowers, Dragonfly Eye Limited and Oxford Analytica Limited as New Guarantors, Runway, as administrative agent and collateral agent, and each lender party thereto.

Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2023 (File No. 001-39672)
10.7#	Amendment No. 3 to Second Amended and Restated Credit and Guaranty Agreement by and among FiscalNote, Inc., CQ-Roll Call, Inc., Capitol Advantage LLC, VoterVoice, L.L.C. and Sandhill Strategy LLC	Exhibit 10.8 to the Current Report on Form 10-Q filed on August 9,2023 (File No. 001-39672)

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

10.8#

Amendment No 4 to Second Amended and Restated Credit and Guaranty Agreement by and among FiscalNote, Inc., CQ-Roll Call, Inc., and VoterVoice, L.L.C., the Company, FiscalNote Intermediate Holdco, Inc., Fireside 21, LLC, Factsquared, LLC, Predata, Inc., Curate Solutions, Inc., and Frontier Strategy Group LLC, as Guarantors, Runway Growth Finance Corp., as administrative agent and collateral agent, and each lender party thereto

Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2024 (File No. 001-396972)
10.9#

Amendment No 5 to Second Amended and Restated Credit and Guaranty Agreement by and among FiscalNote, Inc., CQ-Roll Call, Inc., Capitol Advantage LLC, VoterVoice, L.L.C. and Sandhill Strategy LLC as Borrowers, the Company, FiscalNote Intermediate Holdco, Inc., FiscalNote Holdings II, Inc., Fireside 21, LLC, Factsquared, LLC, Predata, Inc., Curate Solutions, Inc., Forge.AI, Inc., and Frontier Strategy Group LLC, as Guarantors, Runway Growth Finance Corp., as administrative agent and collateral agent, and each lender party thereto

Exhibit 10.2 to the Current Report on Form 8-K filed on February 24, 2025 (File No. 001-396972)
10.10+	FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan.	Exhibit 10.9 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.11+	Amendment to the FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan.	Exhibit 10.1 to the Current Report on Form 8-K filed on January 3, 2025 (File No. 001-396972).
10.12+	Form of FiscalNote Holdings, Inc. Restricted Stock Unit Award under the FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan.	Exhibit 10.12 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.13	Form of FiscalNote Holdings, Inc. Performance Based Restricted Stock Unit Award Agreement under the FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan.	Exhibit 10.11 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.14	Form of FiscalNote Holdings, Inc. Stock Option Award under the FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan.	Exhibit 10.13 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.15+	FiscalNote Holdings, Inc. 2022 Employee Stock Purchase Plan.	Exhibit 10.10 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
10.16+	Employment Agreement between FiscalNote Holdings, Inc. and Timothy Hwang	Exhibit 10.18 to DSAC’s Registration Statement on Form S-4/A filed on July 1, 2022 (File No. 333-261483)
10.17+	Employment Agreement between FiscalNote Holdings, Inc. and Timothy Hwang	Exhibit 10.1 to the Current Report on Form 8-K filed on November 15, 2024 (File No. 001-396972)
10.18+	Employment Agreement between FiscalNote Holdings, Inc. and Josh Resnik	Exhibit 10.19 to DSAC’s Registration Statement on Form S-4/A filed on July 1, 2022 (File No. 333-261483)
10.19+	Employment Agreement between FiscalNote Holdings, Inc. and Josh Resnik	Exhibit 10.2 to the Current Report on Form 8-K filed on November 15, 2024 (File No. 001-396972)
10.20+	Employment Agreement between FiscalNote Holdings, Inc. and Jon Slabaugh	Exhibit 10.9 to the Annual Report on Form 10-K filed on March 28, 2023 (File No. 001-396972)
10.21+	Offer Letter between FiscalNote Holdings, Inc, and Richard Henderson	Exhibit 10.10 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-396972)
10.22	Sponsor Agreement, dated as of November 7, 2021, by and among Duddell Street Holdings Limited, FiscalNote Holdings, Inc., Duddell Street Acquisition Corp. and certain of its shareholders.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2021 (File No. 333-249207)
10.23+	FiscalNote Holdings, Inc. Change in Control Severance Plan, effective as of October 5, 2021.	Exhibit 10.14 to DSAC’s Registration Statement on Form S-4/A filed on July 1, 2022 (File No. 333-261483)
10.24+	Amendment No. 1 to FiscalNote Holdings, Inc. Change in Control Severance Plan, effective as of March 22, 2022.	Exhibit 10.15 to DSAC’s Registration Statement on Form S-4/A filed on July 1, 2022 (File No. 333-261483)

10.25+	Executive Severance Plan, effective as of April 3, 2023	Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2023 (File No. 001-39672)
10.26	AI Co-Pilot Partnership Agreement, dated as of December 8, 2023, by and between the Registrant, FiscalNote, Inc. and EGT-East, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 11, 2023 (File No. 001-39672)
10.27	Securities Purchase Agreement, dated as of December 8, 2023, by and between the Registrant and EGT-East, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on December 11, 2023 (File No. 001-39672)
10.28	Form of Note	Exhibit 10.3 to the Current Report on Form 8-K filed on December 11, 2023 (File No. 001-39672)
10.29	Registration Rights Agreement, dated as of December 8, 2023, by and between the Registrant and EGT-East, LLC	Exhibit 10.4 to the Current Report on Form 8-K filed on December 11, 2023 (File No. 001-39672)
10.30	Exchange and Settlement Agreement, dated as of June 30, 2023, including the form of New Note	Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2023 (File No. 001-39672)
10.31	Securities Purchase Agreement, dated as of November 12, 2024, by and between FiscalNote Holdings, Inc. and EGT 10, LLC.	Exhibit 10.1 to the Current Report on Form 10-Q filed on November 12, 2024 (File No. 001-39672)
10.32	Form of Note	Exhibit 10.2 to the Current Report on Form 10-Q filed on November 12, 2024 (File No. 001-39672)
10.33	Registration Rights Agreement, dated as of November 12, 2024, by and between FiscalNote Holdings, Inc, and EGT 10, LLC.	Exhibit 10.3 to the Current Report on Form 10-Q filed on November 12, 2024 (File No. 001-39672)
10.34	Securities Exchange Note, dated as of March 17, 2025	Filed with this report.
10.35	Registration Rights Agreement, dated as of March 17, 2025	Filed with this report.
10.36	Exchange Note Agreement, dated as of March 17, 2025, including the form of New Note	Filed with this report.
10.37	Form of Assumed Convertible Subordinated Note as amended March 25, 2025	Filed with this report.
10.38	Form of Letter Agreement of the Assumed Convertible Subordinated Note, dated as of March 25, 2025	Filed with this report.
19.1	Insider Trading Policy	Filed with this report.
21.1	List of Subsidiaries of the Registrant	Filed with this report.
23.1	Consent of RSM US LLP	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32	Section 1350 Certifications.	Furnished with this report.
97.1	Clawback Policy, effective as of November 2, 2023	Exhibit 97.1 to Annual Report on Form 10-K filed on March 15, 2024 (File No. 001-39672)
99.1	Unaudited Pro Forma Financial Statements for the Sales of Oxford Analytica and Dragonfly	Filed with this report.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbased Documents.	Submitted electronically with this report.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Submitted electronically with this report.

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

FISCALNOTE HOLDINGS, INC.

Date: April 1, 2025	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Josh Resnik	Chief Executive Officer and Director	April 1, 2025
Josh Resnik	(Principal Executive Officer)

/s/ Jon Slabaugh	Chief Financial Officer and Chief Investment Officer	April 1, 2025
Jon Slabaugh	(Principal Financial Officer)

/s/ Paul Donnell	Chief Accounting Officer	April 1, 2025
Paul Donnell	(Principal Accounting Officer)

/s/ Timothy Hwang	Director	April 1, 2025
Timothy Hwang

/s/ Michael J. Callahan	Director	April 1, 2025
Michael J. Callahan

/s/ Key Compton	Director	April 1, 2025
Key Compton

/s/ Manoj Jain	Director	April 1, 2025
Manoj Jain

/s/ Stanley McChrystal	Director	April 1, 2025
Stanley McChrystal

/s/ Keith Nilsson	Director	April 1, 2025
Keith Nilsson

/s/ Anna Sedgley	Director	April 1, 2025
Anna Sedgley

/s/ Brandon Sweeney	Director	April 1, 2025
Brandon Sweeney