Form 10-Q
period 2025-03-31
FiscalNote Holdings, Inc.
filed 2025-05-13
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 149,925,786 shares of Class A common stock, $0.0001 par value per share, outstanding, and 8,290,921 shares of Class B common Stock, $0.0001 par value per share, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors,” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, our prospects, growth, strategies and the markets in which FiscalNote operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting FiscalNote. Factors that may impact such forward-looking statements include:

•
concentration of revenues from U.S. government agencies, changes in the U.S. government spending priorities, dependence on winning or renewing U.S. government contracts, delay, disruption or unavailability of funding on U.S. government contracts, and the U.S. government's right to modify, delay, curtail or terminate contracts;
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
•
risks associated with international operations, including compliance complexity and costs, increased exposure to fluctuations in currency exchange rates, political, social and economic instability, potential imposition of new or novel taxes on digital or subscription sales on the platforms, products and services FiscalNote provides, and supply chain disruptions;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares, and par value)

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$41,730	$28,814
Restricted cash	642	640
Short-term investments	4,526	5,796
Accounts receivable, net	11,122	13,465
Costs capitalized to obtain revenue contracts, net	2,692	3,016
Prepaid expenses	2,417	2,548
Other current assets	2,324	2,908
Total current assets	65,453	57,187

Property and equipment, net	4,782	5,051
Capitalized software costs, net	12,468	15,099
Noncurrent costs capitalized to obtain revenue contracts, net	2,701	3,197
Operating lease assets	14,908	15,620
Goodwill	139,575	159,061
Customer relationships, net	34,625	41,717
Database, net	15,629	16,147
Other intangible assets, net	9,480	13,018
Other non-current assets	64	100
Total assets	$299,685	$326,197

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$9	$36
Accounts payable and accrued expenses	9,557	8,462
Deferred revenue, current portion	35,942	35,253
Customer deposits	704	1,850
Operating lease liabilities, current portion	3,093	3,386
Other current liabilities	1,714	2,266
Total current liabilities	51,019	51,253

Long-term debt, net of current maturities	117,949	147,041
Deferred tax liabilities	861	1,934
Deferred revenue, net of current portion	617	222
Operating lease liabilities, net of current portion	21,775	22,490
Public and private warrant liabilities	2,612	2,458
Other non-current liabilities	3,436	2,968
Total liabilities	198,269	228,366
Commitment and contingencies (Note 16)

Temporary equity (2,596,050 Class A Common stock issued and outstanding at March 31, 2025) (Note 8)	2,719	-

Stockholders' equity:
Class A Common stock ($0.0001 par value, 1,700,000,000 authorized, 143,756,376 and 142,794,386 issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	14	14
Class B Common stock ($0.0001 par value, 9,000,000 authorized, 8,290,921 issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	1	1
Additional paid-in capital	904,744	899,929
Accumulated other comprehensive income	5,087	4,786
Accumulated deficit	(811,149)	(806,899)
Total stockholders' equity	98,697	97,831
Total liabilities, temporary equity and stockholders' equity	$299,685	$326,197

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Subscription	$25,232	$29,626
Advisory, advertising, and other	2,279	2,486
Total revenues	27,511	32,112
Operating expenses: (1)
Cost of revenues, including amortization	6,984	7,244
Research and development	3,103	3,480
Sales and marketing	7,759	9,415
Editorial	4,798	4,660
General and administrative	16,298	16,076
Amortization of intangible assets	2,331	2,685
Transaction gains, net	-	(4)
Total operating expenses	41,273	43,556
Operating loss	(13,762)	(11,444)

Gain on sale of businesses (Note 4)	(15,743)	(71,599)
Interest expense, net	5,127	7,362
Loss on debt extinguishment, net	1,784	-
Change in fair value of financial instruments	(671)	527
Other expense, net	30	241
Net (loss) income before income taxes	(4,289)	52,025
(Benefit) provision from income taxes	(39)	1,426
Net (loss) income	(4,250)	50,599
Other comprehensive income	301	5,591
Total comprehensive (loss) income	$(3,949)	$56,190

Earnings (loss) per share attributable to common shareholders (Note 14):
Basic	$(0.03)	$0.39
Diluted	$(0.03)	$0.37
Weighted average shares used in computing earnings (loss) per share attributable to common shareholders:
Basic	151,289,278	130,712,032
Diluted	151,289,278	146,027,085

(1) Amounts include stock-based compensation expense, as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenues, including amortization	$15	$101
Research and development	326	310
Sales and marketing	85	426
Editorial	66	100
General and administrative	2,883	5,238

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Temporary Equity		Equity (Deficit)
	Temporary Equity		Common Stock		Additional paid-in capital	Accumulated other comprehensive income( loss)	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	-	-	129,970,750	12	860,485	(622)	(816,416)	43,459
Issuance of Class A common stock upon vesting of restricted share units	-	-	867,341	-	-	-	-	-
Issuance of Class A common stock upon exercise of employee stock purchase plan	-	-	202,327	-	196	-	-	196
Stock-based compensation expense	-	-	-	-	6,175	-	-	6,175
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	76	-	-	76
Change in fair value of debt instruments (Note 16)	-	-	-	-	-	5,707	-	5,707
Net income	-	-	-	-	-	-	50,599	50,599
Foreign currency translation loss	-	-	-	-	-	(116)	-	(116)
Balance at March 31, 2024	-	$-	131,040,418	$12	$866,932	$4,969	$(765,817)	$106,096

Balance at December 31, 2024	-	-	151,085,307	15	899,929	4,786	(806,899)	97,831
Issuance of Class A common stock upon vesting of restricted stock units	-	-	888,481	-	-	-	-	-
Issuance of Class A common stock upon employee stock purchase plan and exercise of stock options	-	-	164,446	-	148	-	-	148
Dragonfly note conversion	-	-	67,357	-	73	-	-	73
Stonehill note interest conversion	-	-	745,722	-	946	-	-	946
Era Note (Note 8)	2,596,050	2,719	(1,204,016)	-	-	-	-	-
Brokerage shares issued			300,000	-	315	-	-	315
Stock-based compensation expense	-	-	-	-	3,375	-	-	3,375
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(42)	-	-	(42)
Net loss	-	-	-	-	-	-	(4,250)	(4,250)
Foreign currency translation income	-	-	-	-	-	301	-	301
Balance at March 31, 2025	2,596,050	$2,719	152,047,297	$15	$904,744	$5,087	$(811,149)	$98,697

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net (loss) income	$(4,250)	$50,599
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	255	304
Amortization of intangible assets and capitalized software development costs	5,863	5,113
Amortization of deferred costs to obtain revenue contracts	883	1,009
Gain on sale of businesses (Note 4)	(15,743)	(71,599)
Non-cash operating lease expense	531	297
Stock-based compensation	3,375	6,175
Bad debt expense	153	29
Change in fair value of acquisition contingent consideration	-	(4)
Unrealized loss on securities	52	49
Change in fair value of financial instruments	(671)	527
Deferred income taxes	(39)	(71)
Paid-in-kind interest, net	1,961	2,035
Non-cash interest expense	1,044	737
Loss on debt extinguishment, net	1,784	-
Changes in operating assets and liabilities:
Accounts receivable, net	(112)	1,320
Prepaid expenses and other current assets	(78)	(1,924)
Costs capitalized to obtain revenue contracts, net	(563)	(932)
Other non-current assets	31	148
Accounts payable and accrued expenses	2,310	460
Deferred revenue	8,614	10,436
Customer deposits	(969)	(1,239)
Other current liabilities	(144)	318
Contingent liabilities from acquisitions, net of current portion	-	(13)
Operating lease liabilities	(808)	(969)
Other non-current liabilities	(193)	(64)
Net cash provided by operating activities	3,286	2,741

Investing Activities:
Capital expenditures	(1,982)	(1,692)
Cash proceeds from the sale of businesses, net (Note 4)	40,269	90,884
Net cash provided by investing activities	38,287	89,192

Financing Activities:
Proceeds from long-term debt, net of issuance costs	-	801
Principal payments of long-term debt	(27,163)	(65,727)
Payment of deferred financing costs	(1,793)	(7,068)
Proceeds from exercise of stock options and employee stock purchase plan purchases	148	196
Net cash used in financing activities	(28,808)	(71,798)

Effects of exchange rates on cash	153	(119)

Net change in cash, cash equivalents, and restricted cash	12,918	20,016
Cash, cash equivalents, and restricted cash, beginning of period	29,454	17,300
Cash, cash equivalents, and restricted cash, end of period	$42,372	$37,316

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock for conversion of debt and interest	$946	$-
Amounts held in escrow related to the sale of businesses	$400	$785
Property and equipment purchases included in accounts payable	$64	$124

Supplemental Cash Flow Activities:
Cash paid for interest	$2,789	$5,303
Cash paid for taxes	$65	$2

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except shares, par value, per share amounts, or as otherwise noted)

(Unaudited)

Note 1. Summary of Business and Significant Accounting Policies

Description of Business

FiscalNote Holdings, Inc. (“FiscalNote,” or the “Company”) is a leading Software as a Service ("SaaS") technology provider of policy and regulatory intelligence. By uniquely combining proprietary artificial intelligence ("AI") technology, comprehensive data, and decades of trusted analysis, FiscalNote helps customers efficiently manage political and business risk. Since 2013, the Company has pioneered solutions that deliver critical insights, enabling effective decision making and giving organizations the competitive edge they need.

Home to PolicyNote, CQ, Roll Call, VoterVoice, and many other industry-leading products and brands, FiscalNote serves thousands of customers worldwide with its global offices in North America, Europe, Asia and Australia. The Company is headquartered in Washington, D.C.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet and its results of operations, including its comprehensive loss, temporary equity, stockholders' equity (deficit), and cash flows. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarters or for the fiscal year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Going Concern

In accordance with Accounting Standards Codification Topic 205-40, Going Concern, the Company evaluates whether there are certain conditions and events, when considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash, cash equivalents, restricted cash, and short-term investments were $46.9 million at March 31, 2025, compared with $35.3 million at December 31, 2024. Further, the Company had a negative working capital balance of $32.5 million (excluding cash and short-term investments) at March 31, 2025 and had an accumulated deficit of $811.1 million and $806.9 million as of March 31, 2025 and December 31, 2024, respectively, and incurred net losses (excluding the effect of the gain on sale of businesses) of $20.0 million and $21.0 million for the three months ended March 31, 2025 and 2024, respectively. Management expects that significant on-going operating and capital expenditures may be necessary to continue to implement the Company’s business plan of entering new markets, future acquisitions, and infrastructure and product development. Historically, the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company funded operations through debt and selling assets (see Note 4, Acquisitions and Dispositions).

The Company has implemented various cost saving measures throughout 2024 and 2025 to rationalize its cost structure and is actively evaluating additional cost saving opportunities and sources of capital. The Company may execute other strategic alternatives to maximize stakeholder value, including further expense reductions, sale of all or portions of the business, corporate capital restructuring or formal reorganization, or liquidation of assets.

As disclosed in Note 8, Debt, the Company is subject to certain financial covenants. The Company’s ability to maintain compliance with these financial covenants is based on the Company’s current expectations regarding revenues, collections, cost structure, current cash burn rate and other operating assumptions, which in part, depend on general economic, financial, competitive, legislative, regulatory, and other conditions. Additionally, the Company has approximately $10,961 of convertible notes maturing on April 15, 2026 (Note 8, Debt-Amended Legacy Notes). Within one year from the date of this filing, without any actions taken by management and lenders, it is probable that the Company will not be compliant with one, or all, of its financial covenants. At the time that the Company does not maintain compliance with all of its financial covenants, the lenders may declare the amounts outstanding due and payable at which time the Company would not be able to satisfy the lenders' rights. Accordingly, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year from the date of this filing.

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

Segments

The Company is the leading technology provider of global policy and market intelligence and operates out of a single operating segment. The Company derives revenues from customers by delivering critical, actionable legal and policy insights in a rapidly evolving political, regulatory and macroeconomic environment.

The Company's chief operating decision making ("CODM") is the chief executive officer. The chief operating decision maker assesses performance for the single operating segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net (loss) income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company does not have intra-equity sales or transfers. The Company operates as a single operating segment as the chief operating decision maker manages the business activities on a consolidated basis.

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company's ongoing operations and as part of the Company's internal planning and forecasting processes. Information on Net income (loss) and Operating income (loss) is disclosed in the Consolidated Statement of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statement of Operations.

The CODM does not evaluate performance or allocate resources based on assets of the single segment, and therefore such information is not presented in the notes to the financial statements.

Earnings per Share

Basic earnings per share ("EPS") is calculated by dividing the net income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the if-converted method (convertible debt instruments) or treasury-stock method (warrants and share-based payment arrangements). For purposes of this calculation, common stock issuable upon conversion of debt, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

Fair Value of Financial Instruments

The Company has elected the fair value option for the GPO Convertible Note, Dragonfly Seller Convertible Notes, and the Era Convertible Notes, refer to Note 8, Debt for further details. The Company records changes in fair value through the condensed consolidated statement of operations where the portion of the change that results from a change in the instrument-specific credit risk is recorded separately in accumulated other comprehensive income, if applicable. Additionally, under the fair value option, all issuance costs are expensed in the period that the debt is incurred.

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

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. The Company’s cash and cash equivalents at times exceed amounts guaranteed by the Federal Deposit Insurance Corporation. The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At March 31, 2025, approximately 81% of the Company’s cash and cash equivalents were held at JPMorgan Chase Bank, N.A.

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days billings are past due, collection history of each customer, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in sales and marketing expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of March 31, 2025 and December 31, 2024, allowance for credit losses of $1,471 and $1,343, respectively, was included in the accounts receivable, net balance.

No single customer accounted for more than 10% of the Company's accounts receivable balance as of March 31, 2025 and December 31, 2024. Revenues derived from the U.S. Federal Government were 18% and 17% of revenues for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, assets located in the United States were approximately 97% and 85% percent of total assets, respectively.

As of March 31, 2025 one vendor accounted for more than 10% of the Company's accounts payable balance. Two vendors individually accounted for more than 10% of the Company’s accounts payable balance as of December 31, 2024. During the three months ended March 31, 2025 and 2024, one vendor represented more than 10% of the total purchases made.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), as amended by ASU 2025-01, which requires public entities to disclose disaggregated information about certain income statement line items in the notes to the financial statements. For public entities, ASU 2024-03 is required to be adopted for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

Note 3. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Three Months Ended March 31,
	2025	2024
Subscription	$25,232	$29,626
Advisory	1,063	1,257
Advertising	455	514
Books	2	148
Other revenue	759	567
Total	$27,511	$32,112

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Three Months Ended March 31,
	2025	2024
North America	$21,910	$25,997
Europe	5,297	5,269
Australia	304	303
Asia	-	543
Total	$27,511	$32,112

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the three months ended March 31, 2025 and 2024, revenue attributed to the United Kingdom (and presented within Europe in the above table) represented approximately 15% and 13% of total revenues, respectively. No other foreign country represented more than five percent of total revenue during the three months ended March 31, 2025 and 2024.

Contract Assets

The Company had contract assets of $747, $1,240, and $1,183 as of March 31, 2025, December 31, 2024, and December 31, 2023, respectively. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the condensed consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2023	$44,405
Sale of Board.org	(9,117)
Revenue recognized in the current period from amounts in the prior balance	(19,249)
New deferrals, net of amounts recognized in the current period	29,502
Effects of foreign currency	(118)
Balance at March 31, 2024	$45,423

Balance at December 31, 2024	$35,475
Sale of Dragonfly and Oxford Analytica	(7,342)
Revenue recognized in the current period from amounts in the prior balance	(17,472)
New deferrals, net of amounts recognized in the current period	25,621
Effects of foreign currency	277
Balance at March 31, 2025	$36,559

Costs to Obtain

During the three months ended March 31, 2025 and 2024, the Company capitalized $524 and $941 of costs to obtain revenue contracts. The Company amortized costs capitalized to obtain revenue contracts in the amount of $884 and $1,009 to sales and marketing expense during the three months ended March 31, 2025 and 2024, respectively. There were no impairments of costs capitalized to obtain revenue contracts for the three months ended March 31, 2025 and 2024.

Unsatisfied Performance Obligations

At March 31, 2025, the Company had $80,415 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this over the next five years.

Note 4. Dispositions

2025 Dispositions

On February 21, 2025 (the "Signing Date"), the Company entered into an equity purchase agreement (the "Equity Purchase Agreement") with Factiva Ltd., ("Factiva") a limited company organized under the laws of England and Wales, providing for the sale of all of the outstanding equity interests in each of Dragonfly Eye Limited, a UK private limited company (“Dragonfly”), and The Oxford Analytica International Group, LLC, a Delaware limited liability company (“Oxford” and collectively with Dragonfly, the “Sold Businesses”). At closing of the sale on March 31, 2025, after adjustments based on the Sold Businesses estimated working capital, indebtedness, and transaction expenses, the Company received $40,000 in cash (excluding $400 of the purchase price that was deposited into escrow to satisfy certain potential post-closing purchase price adjustments and indemnification claims and including $813 of cash acquired by Factiva). The Equity Purchase Agreement contains representations, warranties and indemnification obligations of the parties customary for transactions similar to those contemplated by the Equity Purchase Agreement. As a result of the sale, the Company recorded a pre-tax gain on disposal of $15,743. The purchase price is subject to adjustment pursuant to the Equity Purchase Agreement; accordingly, the gain on sale may increase, or decrease, as the case may be, upon finalization of the purchase price.

The proceeds from the sale were used in part to prepay and retire $27,136 of term loans under the Company’s Credit Agreement, and pay $1,793 of related prepayment and exit fees associated with the retired amount. The remaining $11,071 of net proceeds were retained by the Company to pay for related transaction costs, cash taxes that may result from the sale, and general corporate purposes. As part of the sale, the Company recorded a current tax receivable for federal and state income tax of $281 and a non-cash deferred tax benefit of $1,270 that was recorded as part of the gain on sale.

The Company determined that Oxford Analytica and Dragonfly were not significant subsidiaries, and their sale did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for the Sold Businesses were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements."

2024 Dispositions

On March 11, 2024, the Company entered into an agreement (the "Purchase Agreement") to sell the equity of the Company's subsidiary owning and operating its Board.org business with Exec Connect Intermediate LLC ("Exec Connect”). On March 11, 2024, after adjustments based on Board.org’s working capital, indebtedness and transaction expenses, as well as retention payments payable to certain employees of Board.org, the Company received $90,905 in cash (excluding $785 of the purchase price that was deposited into escrow to satisfy certain potential post-closing purchase price adjustments and indemnification claims and including $21 of cash acquired by Exec Connect). The Company was entitled to receive an earn-out payment of up to $8,000, less the amount of certain retention payments potentially owing to the former Board.org employees, if the Board.org business achieved specified revenue targets for fiscal year 2024. These revenue targets were not met. The Purchase Agreement contains representations, warranties and indemnification obligations of the parties customary for transactions similar to those contemplated by the Purchase Agreement. As a result of the sale of Board.org, the Company recorded a pre-tax gain on disposal of $71,599, inclusive of the $785 of funds placed in escrow that the Company anticipates receiving and $50 of estimated post-closing purchase price adjustment. On June 6, 2024, the Company received $500 of the $785 placed in escrow and finalized the post-closing purchase price adjustment. At December 31, 2024 the Company had $285 included in other current assets representing the remaining balance held in escrow. On March 17, 2025, the remaining $285 of escrow was released to the Company.

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

Note 5. Leases

The Company has operating leases, principally for corporate offices under non-cancelable operating leases that expire at various dates through 2031. The non-cancellable base terms of these remaining leases typically range from one to six years. Certain lease agreements include options to renew or terminate the lease, which are not factored into the determination of lease payments if they are not reasonably certain to be exercised.

The following table details the composition of lease expense for the periods presented:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$1,075	$1,238
Variable lease cost	56	94
Short-term lease cost	40	37
Total lease costs	$1,171	$1,369
Sublease income	$(27)	$(26)

Cash payments related to operating lease liabilities were $1,364 and $1,499 for the three months ended March 31, 2025 and 2024, respectively.

Note 6. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	March 31, 2025			December 31, 2024			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years) March 31, 2025
Customer relationships	$67,279	$(32,654)	$34,625	$76,584	$(34,867)	$41,717	7.6
Developed technology	22,129	(18,369)	3,760	29,015	(23,662)	5,353	6.3
Databases	29,138	(13,509)	15,629	29,135	(12,988)	16,147	7.6
Tradenames	9,325	(4,608)	4,717	10,808	(5,100)	5,708	7.4
Expert network	-	-	-	2,654	(1,715)	939	-
Patents	844	(236)	608	841	(232)	609	17.2
Content library	592	(197)	395	592	(183)	409	6.7
Total	$129,307	$(69,573)	$59,734	$149,629	$(78,747)	$70,882

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $2,331 and $2,685 for the three months ended March 31, 2025 and 2024, respectively.

Amortization of developed technology was recorded as part of cost of revenues, including amortization in the amount of $206 and $765 for the three months ended March 31, 2025 and 2024, respectively.

The expected future amortization expense for intangible assets as of March 31, 2025 is as follows:

2025 (remainder)	$6,286
2026	8,327
2027	8,318
2028	8,037
2029	7,721
Thereafter	21,045
Total	$59,734

Capitalized software development costs

Capitalized software development costs are as follows:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$33,312	$(20,844)	$12,468	$34,946	(19,847)	$15,099

During the three months ended March 31, 2025 and 2024, the Company capitalized interest on capitalized software development costs in the amount of $85 and $132, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues, including amortization in the amount of $3,326 and $1,663 for the three months ended March 31, 2025 and 2024, respectively. The estimated useful life is determined at the time each project is placed in service.

Note 7. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually as of October 1 of each year.

The changes in the carrying amounts of goodwill, which are generally not deductible for tax purposes, are as follows:

Balance at December 31, 2024	$159,061
Sale of Dragonfly and Oxford Analytica	(20,236)
Impact of foreign currency	750
Balance at March 31, 2025	$139,575

On January 1, 2025, effective with the appointment of our new CEO, the Company reassessed its goodwill reporting units and determined that the Company now operates out of a single reporting unit. Accordingly, the Company performed a quantitative goodwill impairment assessment immediately prior to, and on, January 1, 2025, which resulted in no impairment of goodwill.

The fair value estimate of the Company's single reporting unit was derived based on an income approach. Under the income approach, the Company estimated the fair value of the single reporting unit based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The Company prepared cash flow projections based on management's estimates of revenue growth rates and operating margins, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The Company based the discount rate on the weighted-average cost of capital considering Company-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows.

Potential indicators of impairment include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in the Company's stock price and/or market capitalization for a sustained period of time. It is reasonably possible that one or more of these impairment indicators could occur or intensify in the near term, which may result in an impairment of long-lived assets or goodwill.

Note 8. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	March 31, 2025	December 31, 2024
Senior Term Loan	$61,680	$88,595
GPO Convertible Note	35,704	36,524
Convertible Notes	10,961	16,165
Dragonfly Seller Convertible Notes	8,765	8,979
Era Convertible Note	4,914	-
PPP loan	9	36
Total gross debt	122,033	150,299
Debt issuance costs	(4,075)	(3,222)
Total	117,958	147,077
Less: Current maturities	(9)	(36)
Total Long-term debt	$117,949	$147,041

Senior Term Loan

On July 29, 2022, concurrent with the closing of the Company's Business Combination, FiscalNote, Inc., a wholly owned indirect subsidiary of FiscalNote Holdings, Inc., entered into a senior credit agreement (the "Credit Agreement") providing for a Senior Term Loan consisting of a fully funded principal amount of $150,000 and an uncommitted incremental loan facility totaling $100,000 available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “Incremental Term Facility”) (collectively the “Senior Credit Facility”). The annual interest of the Senior Term Loan consists of two components: (a) a cash interest component of the greater of (i) Prime Rate plus 5.0% per annum or (ii) 9.0% payable monthly, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. The Senior Credit Facility will mature on July 29, 2027.

On March 17, 2023, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement. Among other things, Amendment No. 1 provided for the extension of an incremental term loan by one of the lenders under the facility in the principal amount of $6,000 which was received by the Company on March 31, 2023, on the same terms as the existing term loans (the “Incremental Facility”). In connection with the funding of the Incremental Facility, the Company issued the lender warrants expiring July 15, 2027, to purchase up to 80,000 Class A Common Stock at an exercise price of $0.01 per share, in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation D promulgated thereunder. The lender warrants represented a non-cash financing activity.

On May 16, 2023, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement. Among other things, Amendment No. 2 joined Dragonfly Eye Limited and Oxford Analytica Limited (“Oxford Analytica”), each a wholly owned subsidiary of the Company, as Guarantors under the Credit Agreement.

On August 3, 2023, the Company entered into Amendment No. 3 ("Amendment No. 3") to the Credit Agreement. Among other things, Amendment No. 3 provided for: (a) the extension of the July 2023 Deferred Fee from July 29, 2023 to July 29, 2024, (b) the increase of the July 2023 Deferred Fee from $1,734 to $2,034, (c) an increase of the Restatement Date Final Payment (as defined in Amendment No. 3) from $7,410 to $8,970 and (d) the revision to the minimum annual recurring revenue ("ARR") and adjusted EBITDA covenants (as both are defined in the Credit Agreement).

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

In connection with the completion of the sale of Oxford Analytica and Dragonfly on March 31, 2025, the Company also entered into Amendment No. 5 to the Credit Agreement (“Amendment No. 5”), pursuant to which, among other things, the lenders consented to releasing the liens on Oxford Analytica and Dragonfly's assets and permitting the consummation of the sale in exchange for the permanent retirement of $27,136 of term loans under the Senior Term Loan and payment of $1,793 of related prepayment and exit fees. In Amendment No. 5, the lenders also waived their rights upon default retroactive to December 31, 2024. Amendment No. 5 also increased the Company’s minimum liquidity covenant and modified the Company’s minimum ARR and adjusted EBITDA covenants, as defined in the Senior Term Loan, in order to appropriately reflect the sale of Oxford Analytica and Dragonfly and the absence of their respective future contributions to the Company’s overall financial performance and position.

The Prime Rate in effect for the Senior Term Loan was 7.50% at March 31, 2025. For the three months ended March 31, 2025 and 2024, the Company incurred $2,780 and $4,911 of cash interest, respectively, and $222 and $364 of paid-in-kind interest, respectively. Paid-in-kind interest is reflected as a component of the carrying value of the Senior Term Loan as the payment of such interest will occur upon the settlement of the Senior Term Loan.

The Company may prepay the Senior Term Loan in whole, subject to a 1.0% prepayment fee if prepaid prior to July 30, 2025, and no prepayment fee if prepaid on or after July 30, 2025. The July 2023 Deferred Fee, as previously amended, of $2,034 was paid as part of Amendment No. 4. Accordingly, the Company recognized the accretion of the July 2023 Deferred Fee as interest expense through March 11, 2024. Prior to Amendment No. 5, the Company had $4,969 of deferred fees due at the earlier of prepayment or maturity of the Senior Term Loan which were amortized over the term of the Senior Term Loan using the effective interest method. On March 31, 2025, and as a result of Amendment No. 5, the Company had $3,448 of deferred fees outstanding, the accretion of which the Company will recognize as interest expense through the maturity date of the Senior Term Loan. The $271 of prepayment fee paid on March 31, 2025 was treated as a debt discount. The amortization recorded for the three months ended March 31, 2025 and March 31, 2024 was $749 and $646, respectively, and is included within interest expense in the condensed consolidated statements of operations and comprehensive income (loss). The remaining unamortized debt discount at March 31, 2025 is $3,969, excluding any deferred fees, and is reflected net against debt on the condensed consolidated balance sheets.

The Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were four financial covenants in place at March 31, 2025: a minimum cash balance requirement, minimum ARR requirement, an adjusted EBITDA requirement and a capital expenditure limitation. As of, and for the three months ended March 31, 2025, the Company was in compliance with all required financial covenants. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

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

The GPO Convertible Note is subordinate to the Company’s obligations under its Senior Term Loan which limits certain actions that the Company and the Investor may take under the GPO Convertible Note. At any time prior to the July 3, 2028 maturity date, the Investor is entitled to convert all or any portion of the principal amount of the GPO Convertible Note and accrued interest thereon into shares of Class A Common Stock at $7.43 per share. The GPO Convertible Note is subject to customary anti-dilution adjustments for stock splits and similar transactions and, subject to standard exceptions, weighted average anti-dilution protection. The principal amount, together with accrued interest thereon, of the GPO Convertible Note is redeemable by the Company in whole or in part based on certain conditions as defined in the GPO Convertible Note. Pursuant to the terms of the GPO Convertible Note, paid-in-kind interest accrued from the date of issuance through June 30, 2024. Beginning on July 1, 2024 the Company was required to pay interest with either cash or shares, solely at the discretion of the Company. Accordingly, since September 30, 2024 the Company has issued the holder of the GPO Convertible Note 2,461,014 shares, in the aggregate, in satisfaction of quarterly interest. The Company expects to satisfy future quarterly interest payments in shares.

The Company elected to account for the GPO Convertible Note using the fair value option. The GPO Convertible Note was recorded at its June 30, 2023 acquisition date fair value of $36,583. The Company initially recorded a loss contingency of $11,700 in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the GPO Convertible Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and GPO Convertible Note, the Company recorded an additional non-cash loss on settlement with GPO of $3,474 in the condensed consolidated statement of operations for the three months ended March 31, 2024. The fair market value at March 31, 2025 and December 31, 2024 was $35,704 and $36,524, respectively. The unrealized change in the fair value of the New GPO Note of $4,443 is recorded in accumulated other comprehensive income for the period ended March 31, 2024 and the non-cash gain of $180 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2024. The non-cash gain of $820 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025. The Company incurred total interest expense related to the GPO Convertible note of $946 and $921 for the three months ended March 31, 2025 and 2024, respectively.

Convertible Notes

Purchased Original Notes

On March 17, 2025 and March 20, 2025, investors holding two convertible notes originally issued in 2020 and assumed by the Company in connection with the Business Combination, with a principal and accrued paid-in-kind interest balance of $5,769 (the "Purchased Original Notes"), sold their convertible notes to EGT 11 LLC (the "Exchange Investor"). In connection with the acquisition of the Purchased Original Notes by the Exchange Investor, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) on March 17, 2025, pursuant to which the Company cancelled the Purchased Original Notes and in exchange (i) issued a convertible note to the Exchange Investors, for $5,500 on March 17, 2025 and (ii) issued a second convertible note for $269 on March 20, 2025 (collectively, the "Third Era Convertible Note"). The acquisition of the Purchased Original Notes by the Exchange Investor and the Exchange Agreement resulted in the extinguishments of the Purchased Original Notes. Accordingly, the Company recognized a loss on debt extinguishment of $1,784 during the three months ending March 31, 2025. The Company incurred total interest expense related to the Purchased Original Notes, including the amortization of the various discounts, of $202 and $205 during the three months ended March 31, 2025 and 2024, respectively.

Amended Legacy Notes

On March 25, 2025 (the "Amendment Date"), the Company entered into a letter agreement (the “Amendment”) with the holders (the "Legacy Investors") of two convertible notes originally issued in 2020 and assumed by the Company in connection with the Business Combination (the "Legacy Notes") with a principal and accrued paid-in-kind interest balance of $10,961 modifying certain provisions in favor of each of the Legacy Investors. The Legacy Notes are unsecured and earn payable in kind interest of 15% per annum, payable annually in arrears. The Maturity Date of the Legacy Notes was July 31, 2025 (the “Original Maturity Date”), however, the Amendment extends the Original Maturity Date to April 15, 2026 (the "Extended Maturity Date"). The repayment of the Legacy Notes may be accelerated upon certain events of default, as defined with the Legacy Notes.

Subject to certain limitations, the Amendments permit the Company to convert, at its election and from time to time, up to the Applicable Amount (as defined below) of the Legacy Notes into shares (the “Legacy Conversion Shares”) of the Company’s common stock at a conversion price based on the volume weighted average market price of the common stock for the five consecutive trading day period prior to the date of conversion (the “Conversion Price”). The “Applicable Amount” for purposes of the Company’s conversion right means up to 20% of the outstanding principal amount of the Legacy Notes as of the Amendment Date plus paid-in-kind interest through the Original Maturity Date, and the Company may only subsequently exercise its conversion right after all Legacy Conversion Shares previously issued to the Legacy Investors have been sold. Pursuant to the Amendments, the Company may also be required to pay cash or issue additional shares of common stock (the “Legacy Additional Shares”) to the Legacy Investors to the extent that the Legacy Investors’ sales of the Legacy Conversion Shares prior to the Original Maturity Date do not generate net cash proceeds to the Legacy Investors equal to the aggregate outstanding principal amount of such Legacy Notes as of the Amendment Date plus (a) all paid-in-kind interest that would accrue under the Legacy Notes through the Original Maturity Date and (b) all brokerage fees, costs and expenses in selling the Legacy Conversion Shares (the “Repayment Amount”). Any Legacy Additional Shares would be issued by the Company at the Conversion Price. In addition, if the Legacy Investors’ sales of the Legacy Conversion Shares do not generate net cash proceeds equal to the Repayment Amount by the Original Maturity Date, the interest rate under the Legacy Notes would be increased to 25% per annum (the “Additional Interest”) and the then-outstanding principal amount of the Legacy Notes plus all paid-in-kind interest (reduced by the net cash proceeds received by the Legacy Investors from the prior sales of the Legacy Conversion Shares, plus any previous cash payments made by the Company to the Legacy Investors (after payment of all brokerage fees, costs and expenses in selling the Legacy Conversion Shares and/or Additional Shares, if any) would be doubled (the "Maturity Date Repayment Amount Difference” and with the Additional Interest, the “Extended Maturity Date Payment”). The Extended Maturity Date Payment would be due to the Legacy Investors by the Extended Maturity Date, and would be payable in cash or by promptly issuing a number of duly authorized, validly issued, fully paid and non-assessable shares of common stock (the “Extended Maturity Date Shares”), equal to the quotient produced by dividing the (i) Maturity Date Repayment Amount Difference plus (a) all Additional Interest thereon that would accrue through the Extended Maturity Date and (b) all fees, costs and expenses of the broker in selling the Extended Maturity Date Shares by (ii) the Conversion Price. If (a) the Legacy Notes remain outstanding until or after the Original Maturity Date, or there is an Extended Maturity Date, and (b) the Company effects a conversion event or a change of control within twelve (12) months after repayment, then (whether or not the Legacy Notes has been so repaid) the Legacy Investors shall be entitled to either (i) participate in such conversion event at the conversion price or (ii) to receive the same consideration it would have in the change of control if the Legacy Notes had remained outstanding (less the amount repaid by the Company, if applicable). If the Legacy Investors sell Conversion Shares and/or Additional Shares and the aggregate net cash proceeds in respect thereof received by the Investors equals the Repayment Amount, (a) the Investors shall forfeit the remaining Conversion Shares and/or Additional Shares, as the case may be, and (b) any remaining amount owed in respect of the principal amount and/or accrued interest thereon shall be cancelled. In addition, if the Legacy Investors sell Extended Maturity Date Shares and the aggregate net cash proceeds in respect thereof received by the Legacy Investors equals the Extended Maturity Date Payment, (a) the Legacy Investors shall forfeit the remaining Extended Maturity Date Shares and (b) any remaining amount owed in respect of the Maturity Date Repayment Amount Difference plus Additional Interest thereon that would accrue through the Extended Maturity Date shall be cancelled.

The Company incurred total interest expense related to the Legacy Notes, including the amortization of the various discounts, of $448 and $393 during the three months ended March 31, 2025 and 2024, respectively.

Dragonfly Seller Convertible Notes

In connection with the Company's acquisition of Dragonfly, the Company financed part of the purchase with the issuance of convertible notes. The Dragonfly Convertible Notes were issued in a principal amount of £8,929 pounds sterling (approximately $11,050 on January 27, 2023, the closing date of the acquisition of Dragonfly by the Company), with interest at an annual rate of 8%, which can be paid in cash or paid-in-kind. The paid-in-kind interest will be annually credited to the principal amount. All principal and accrued interest are due upon maturity on January 27, 2028. The Company can convert any portion of the principal and accrued interest at the volume weighted-average price for the five consecutive trading day period ending on the last trading day of the calendar month preceding the date the Company provides notice of conversion to the Sellers. The lender has the right to convert the outstanding principal and accrued interest for FiscalNote common stock at $10.00 per share, subject to adjustment in the event of any stock dividend, stock split, reverse stock split, combination or other similar recapitalization with respect to common stock.

In January 2025 one of the noteholders voluntarily elected to convert £547 pounds sterling (approximately $702) pursuant to the lender conversion right of $10.00 per share; accordingly, the Company issued the holder 67,357 shares of the Company's common stock with a fair value of $67. The non-cash gain of $635 recognized upon this conversion was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2025.

The Company elected to account for the Dragonfly Seller Convertible Notes using the fair value option. The fair market value at March 31, 2024 and at December 31, 2023 was $7,857 and $9,002, respectively. The unrealized change in the fair value of the Dragonfly Seller Convertible Note of $1,264 is recorded in accumulated other comprehensive income for the three months ended March 31, 2024. The fair market value of the Dragonfly Seller Convertible Notes outstanding at March 31, 2025 and at December 31, 2024 was $8,765 and $8,979, respectively. The non-cash gain of $28 and $47 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2025 and 2024, respectively. The Company incurred total interest expense related to the Dragonfly Seller Convertible Notes of $251 and $241 during the three months ended March 31, 2025 and 2024, respectively.

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

Pursuant to the copilot agreement (the "Co-Pilot Agreement") entered into by and among the Company, FiscalNote Inc., a subsidiary of the Company, and Era on December 8, 2023, the Company agreed to issue Era up to an additional $3,150 in the form of shares of the Company's Class A Common Stock no later than June 2024 (the "First Era Convertible Note Partnership Shares").

On April 11, 2024, the Company entered into a letter agreement (the “Letter Agreement”) with Era modifying certain provisions of the First Era Convertible Note and the Co-Pilot Agreement. The Letter Agreement permitted and required the Company to convert approximately $1,599 in aggregate principal amount of the First Era Convertible Note (the “Early Converted Note”). Pursuant to the Letter Agreement, the Company was also required to issue to Era the First Era Convertible Note Partnership Shares. Pursuant to the Letter Agreement, Era had the right to convert the aggregate principal amount of the remaining First Era Convertible Note, but only on or after June 30, 2024, if such conversion right was not cancelled by the terms of the Letter Agreement. On April 11, 2024 and pursuant to the Letter Agreement, the Company issued Era 3,003,268 shares of Common Stock.

On June 12, 2024 and June 25, 2024 the Company issued the Investor an aggregate amount of 3,848,831 shares of Common Stock to satisfy its remaining obligations with regards to the First Era Convertible Note and Co-Pilot Agreement. Accordingly, the Company has no obligations outstanding related to the First Era Convertible Note at December 31, 2024 or March 31, 2025.

The Company elected to account for the First Era Convertible Note using the fair value option. The First Era Convertible Note dated December 8, 2023 was recorded at its acquisition date fair value of $5,500. The First Era Convertible Note dated January 5, 2024 was recorded at its acquisition date fair value of $801. The fair market value of the Era Convertible Note dated December 8, 2023 was $5,977 at December 31, 2023. The fair market value of the First Era Convertible Notes was $8,461 at March 31, 2024. The non-cash loss of $1,683 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024.

Second Era Convertible Note

The Company issued a senior subordinated convertible note to an affiliate of Era ("Era II"), for $5,500 on November 12, 2024 (the "Second Era Convertible Note"). The Second Era Convertible Note had a maturity date of November 12, 2027 and a cash interest rate equal to the applicable federal rate published by the Internal Revenue Service beginning on May 12, 2025. The Company issued 2,549,129 shares of common stock to Era II (the "Second Era Convertible Note Success Fee Shares") as a success fee and 650,000 shares of common stock to Northland Securities, Inc. to cover brokerage fees incurred by Era II in connection with its liquidating (i) any shares of common stock underlying the Second Era Convertible Note and the Second Era Convertible Note Success Fee Shares and (ii) the shares of common stock underlying the First Era Convertible Note as well as shares of common stock issued pursuant to the Co-Pilot Agreement.

On December 18, 2024 and December 27, 2024 the Company converted all of the outstanding principal of the Second Era Convertible Note and issued Era II, in aggregate, 5,377,272 shares of common stock. Accordingly, the Company had no obligations outstanding related to the Second Era Convertible Note at December 31, 2024 or March 31, 2025.

The Company elected to account for the Second Era Convertible Note using the fair value option. The Second Era Convertible Note was recorded at its acquisition date fair value of $5,500. The non-cash loss of $2,973 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the fourth quarter of 2024. In January 2025, Era II returned 1,071,458 shares of common stock pursuant to the terms of the Second Era Convertible Note.

Third Era Convertible Note

The Third Era Convertible Note was issued in an aggregate principal amount of $5,769, with cash interest accruing at a rate equal to the applicable federal rate published by the Internal Revenue Service beginning on September 17, 2025. All principal and unpaid interest mature on March 17, 2028. The Company received no cash from the Third Era Convertible Note because they were exchanged for the Purchased Original Notes.

The Third Era Convertible Notes are contractually subordinated to the Company’s obligations under its senior secured indebtedness, and accordingly the Company’s right to make certain cash payments in connection therewith is limited by the terms of such subordination agreement. Beginning on the six-month anniversary of the issuance of the applicable Third Era Convertible Note, the Exchange Investor may convert such Third Era Convertible Notes into shares (the “Conversion Shares”) of the Company's Class A Common Stock, based on the volume weighted average market price of the Class A Common Stock for the 30 consecutive trading day period prior to the date of conversion (the "Conversion Price"). In addition, subject to certain limitations, the Company may elect to convert the Third Era Convertible Notes into Conversion Shares at the Conversion Price. The Exchange Notes provide for customary events of default, upon which repayment of the Exchange Notes may be accelerated.

Pursuant to the Exchange Agreement, the Company issued 2,596,050 shares of Common Stock (the “Third Era Convertible Note Fee Shares") to the Exchange Investor as an inducement for the Exchange Investor to exchange the Purchased Original Notes for the Third Era Convertible Note. The Third Era Convertible Note Fee Shares are presented as temporary equity in the condensed consolidated balance sheet at their grant date fair value of $2,719. At March 31, 2025, within other non-current liabilities on the condensed consolidated balance sheet, the Company has recognized a non-current liability of $493 reflecting the difference between the Guaranteed Return and the fair value of the Third Era Convertible Note Fee Shares based on the Company's closing stock price on March 31, 2025 (the “Guaranteed Return Liability”). The resulting non-cash charge is recognized in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss). This liability may increase, or decrease, in the future based on the Company's closing share price at each balance sheet date. The Guaranteed Return Liability is deemed a Level 1 liability within the fair value measurement framework.

The Company also may be required to issue additional shares of Common Stock to the Exchange Investor to the extent that the Exchange Investor’s sales of the Third Era Convertible Note Fee Shares and Conversion Shares do not generate net cash proceeds to the Exchange Investor equal to 145% of the applicable principal and accrued interest thereupon (the "Guaranteed Return"). As compensation for its brokerage services provided to the Exchange Investor, the Company also issued 300,000 shares of Common Stock to Northland Securities, Inc. (the “Brokerage Fee Shares”) with a fair value of $315 that was reflected as a non-cash charge within general and administrative in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ending March 31, 2025.

The Company elected to account for the Third Era Convertible Notes using the fair value option. The Third Era Convertible Notes was recorded at its acquisition date fair value of $4,728. The fair market value of the Third Era Convertible Notes was $4,914 at March 31, 2025. The non-cash loss of $186 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2025.

PPP Loan

On April 13, 2020, the Company received funding in the principal amount of $8,000 under the CARES Act to be repaid over five years. Interest accrues annually at 1%. On February 14, 2022, the SBA forgave $7,667 of the PPP Loan with the remaining balance of $333. The Company recognized the forgiveness of PPP Loan as a gain on debt extinguishment in the condensed consolidated statements of operations and comprehensive income (loss) in 2022. As of March 31, 2025, the Company recorded the remaining PPP Loan balance of $9 as short-term debt.

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of March 31, 2025 and December 31, 2024, respectively. These fair values are deemed Level 3 liabilities within the fair value measurement framework.

	March 31, 2025	December 31, 2024
Senior Term Loan	$60,033	$90,679
GPO Convertible Note	35,704	36,524
Convertible Notes	10,769	15,728
Dragonfly Seller Convertible Notes	8,765	8,979
Era Convertible Notes	4,914	-
Total	$120,185	$151,910

Warrants

Old FiscalNote Warrants

At March 31, 2025, 118,700 warrants (previously issued by Old FiscalNote to lenders prior to the Senior Term Loan) with an exercise price of $8.56, remain outstanding. These warrants are accounted for as a liability with no fair value at March 31, 2025 and December 31, 2024.

Warrants associated with Amendment No. 1

On March 17, 2023, in connection with Amendment No. 1 discussed above, the Company issued 80,000 warrants with an exercise price of $0.01. These warrants are accounted for as a liability with a fair value of $64 at March 31, 2025, and are included as part of other non-current liabilities within the condensed consolidated balance sheets.

Note 9. Stockholders’ Equity and Temporary Equity

Authorized Capital Stock

The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE.WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of March 31, 2025, the Company had 146,352,426 shares of Class A common stock issued and outstanding.

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

As of March 31, 2025, the Company had 8,290,921 shares of Class B common stock issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of March 31, 2025, there were no shares of preferred stock issued and outstanding.

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

Temporary Equity

As discussed in Note 8, Debt, the Company issued 2,596,050 shares of common stock to the Exchange Investor as an inducement for the Exchange Investor to exchange the Purchased Original Notes for the Third Era Convertible Note. Pursuant to ASC 480, “Distinguishing Liabilities from Equity”, the Company has presented the Third Era Convertible Note Fee Shares as temporary equity as they are not mandatorily redeemable on the issuance date but they are redeemable at an unknown time in the future upon an event that is outside of the control of the Company.

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

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. The Company recognized $42 and $131 of share-based compensation expense during the three months ended March 31, 2025 and 2024, respectively. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares will be accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive income (loss). The liability of $68 was recorded in other non-current liabilities on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

As of March 31, 2025, there was $102 of unrecognized compensation expense related to the Earnout Awards to be recognized over a weighted-average period of approximately one and a quarter years. As of March 31, 2025, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

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

During the three months ended March 31, 2025, no public warrants were exercised into shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of March 31, 2025, the Company had 8,358,964 public warrants and 7,000,000 private placement warrants outstanding with a per share fair value of $0.17. These warrants are accounted for as a liability and have a fair value of $2,612 at March 31, 2025.

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

Note 12. Stock-Based Compensation

2022 Long-Term Incentive Plan

In connection with the Business Combination, the Company's board of directors adopted, and its stockholders approved, the 2022 Long-Term Incentive Plan (the “2022 Plan”) under which 20,285,600 shares of Class A common stock were initially reserved for issuance. Effective December 31, 2024, the 2022 Plan was amended to (i) effectuate a one-time increase of 4,000,000 shares authorized for issuance under the 2022 Plan and (ii) revise the “evergreen” provision of the 2022 Plan such that the number of shares of Class A common stock that are automatically added to the 2022 Plan on January 1st of each year will be increased up to the lesser of (a) five percent (5%) of the total number of shares of Class A common stock outstanding on December 31st of the preceding calendar year or (b) 13,523,734 shares of Class A Common Stock (the “2022 Plan Amendment”). The 2022 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, other stock-based awards and cash-based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2022 Plan increases on the first day of each calendar year, continuing through and including January 1, 2027, by the lesser of (a) 13,523,734, (b) three percent (3%) prior to the 2022 Plan Amendment and five percent (5%) after the 2022 Plan Amendment, in each case, of the total number of shares of Class A Common Stock outstanding on December 31st of the immediately preceding fiscal year or (c) a lesser number determined by the Company’s board of directors prior to January 1 of a given year. In accordance with this provision, on each of January 1, 2024 and January 1, 2025, the number of shares authorized for issuance under the 2022 Plan increased by 3,650,394 and 11,139,719, respectively.

During the three months ended March 31, 2025, the Company issued 2,629,506 restricted stock units. At March 31, 2025, 8,165,253 stock options, 2,059,445 performance stock options, 11,469,203 restricted stock units, and 680,000 performance based restricted stock units remain outstanding. As of March 31, 2025, the Company had 11,583,693 shares of Class A common stock available for issuance under the 2022 Plan.

The Company recognized $3,254 and $5,776 of stock-based compensation expense for all long term incentive plans in effect during the three months ended March 31, 2025 and 2024, respectively. The Company recognized $169 of stock-based compensation expense related to acquisition earnouts during the three months ended March 31, 2024.

2022 Employee Stock Purchase Plan

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering period or on the last day of the six-month offering period. The plan is defined as compensatory, and accordingly, a stock-based compensation charge of $44 and $99 was recorded as the difference between the fair market value and the discounted purchase price of the Company's common stock for the three months ended March 31, 2025 and 2024, respectively. The number of shares of Common Stock reserved for issuance under the ESPP will automatically increase on January 1st each year, starting on January 1, 2023 and continuing through and including January 1, 2027, by the lesser of (a) 3,267,760, (b) one percent (1%) of the total number of shares of all classes of Common Stock outstanding on December 31st of the preceding fiscal year, or (c) a lesser number determined by the Board prior to January 1 of a given year. Pursuant to this provision, on each of January 1, 2024 and January 1, 2025, the number of shares authorized for issuance under the ESPP increased by 1,299,707 and 1,510,853, respectively. As of March 31, 2025, 162,402 shares have been issued under the ESPP and the Company had 8,256,500 shares of Class A common stock available for issuance under the ESPP.

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

During 2024, the Company issued 200,000 stock options and 300,000 restricted stock units. At March 31, 2025, 200,000 stock options and 275,000 restricted stock units remain outstanding. The Company recognized $34 of stock-based compensation expense for this plan in effect during the three months ended March 31, 2025.

Withholding Taxes on Equity Awards

In connection with the settlement of equity awards, the Company records a non-cash liability and corresponding APIC adjustment for the withholding taxes on net share settlement of stock-based compensation and option exercises until such time as those taxes have been remitted to the respective taxing authorities.

Note 13. Earnings (Loss) Per Share

The Company has two classes of common stock authorized: Class A common stock and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to twenty-five votes per share. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one basis when computing net loss per share. As a result, basic and diluted net income (loss) per share of Class A common stock and Class B common stock are equivalent.

Earnings (loss) per share is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company's net (loss) income used in computing basic and diluted earnings per share. Diluted (loss) earnings per share considers the impact of potentially dilutive securities.

The following is a calculation of the basic and diluted earnings per share for the Company's common stock, including a reconciliation between net income attributable to common stockholders used for Basic EPS and Diluted EPS for the three months ended March 31, 2025 and 2024:

(in thousands, except share and per share data)	Three Months Ended March 31,
	2025	2024
Basic Earnings Per Share
Numerator:
Net (loss) income used to compute basic (loss) earnings per share	$(4,250)	$50,599
Denominator:
Weighted average common stock outstanding used in basic EPS computations	151,289,278	130,712,032
(Loss) earnings per share, basic	$(0.03)	$0.39

Diluted Earnings Per Share
Numerator:
Net (loss) income attributable to common stockholders	$(4,250)	$50,599
If-converted impact on net income attributable to common stockholders	-	3,673
Net (loss) income attributable to common stockholders for diluted EPS	$(4,250)	$54,272
Denominator:
Weighted average common stock outstanding used in basic EPS computations	151,289,278	130,712,032
Weighted average effect of dilutive securities	-	15,315,053
Weighted average common stock outstanding used in diluted EPS computations	151,289,278	146,027,085
Diluted (Loss) Earnings Per Share	$(0.03)	$0.37

Since the Company was in a net loss position the three months ended March 31, 2025, basic net loss per share attributable to common stockholders is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
Anti-dilutive securities excluded from diluted loss per share:	2025	2024
Anti-dilutive Earnout Awards	19,195,100	19,195,100
Anti-dilutive stock options	170,494	-
Anti-dilutive restricted stock units	12,424,203	5,569,966
Anti-dilutive GPO Convertible Note	6,660,606	-
Anti-dilutive Dragonfly Seller Convertible Notes	1,273,138	-
Anti-dilutive Era Convertible Note	4,547,533	-
Anti-dilutive Convertible Notes	11,653,244
Total anti-dilutive securities excluded from diluted (loss) earnings per share	55,924,318	24,765,066

Note 14. Provision (Benefit) from Income Taxes

Effective Tax Rate

The Company computes its quarterly and year-to-date provisions for income taxes by applying the estimated effective tax rates to the quarterly and year-to-date pre-tax income or losses and adjusting the provisions for discrete tax items recorded in the periods. For the three months ended March 31, 2025 the Company reported a tax benefit of $39 on a pre-tax loss of $4,289, which resulted in an effective tax rate of 0.91 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to the impact of a valuation allowance on the Company’s deferred tax assets and the sale of businesses discussed in Note 4, Dispositions,. During the three months ended March 31, 2025, the Company recorded a discrete tax charge for the impact of the sale of Dragonfly and Oxford Analytica of $281.

For the three months ended March 31, 2024, the Company reported a tax expense of $1,426 on a pre-tax income of $52,025, which resulted in an effective tax rate of 2.74 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent due to the impact of a valuation allowance on the Company’s deferred tax assets. During the three months ended March 31, 2024, the Company recorded a discrete tax charge for the impact of the sale of Board.org of $1,729.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. For the three months ended March 31, 2025, the Company reported an uncertain tax position totaling $832 relating to a deduction for shares distributed for services associated with the payment of convertible debt. For the three months ended March 31, 2024, the Company reported an uncertain tax position totaling $639 relating to a state tax filing position.

Note 15. Fair Value Measurements and Disclosures

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

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2025 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$6,298	$-	$-	$6,298
Short-term investments	-	4,526	-	4,526
Liabilities:
Public warrants	$1,422	$-	$-	$1,422
Private placement warrants	-	1,190	-	1,190
GPO Convertible Note	-	-	35,704	35,704
Dragonfly Seller Convertible Notes	-	-	8,765	8,765
Era Convertible Note	-	-	4,914	4,914
Guaranteed Return Liability	493	-	-	493

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2024 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4,836	$-	$-	$4,836
Short-term investments	-	5,796	-	5,796
Liabilities:
Public warrants	$1,338	$-	$-	$1,338
Private placement warrants	-	1,120	-	1,120
GPO Convertible Note	-	-	36,524	36,524
Dragonfly Seller Convertible Notes	-	-	8,979	8,979

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	GPO Convertible Note	Dragonfly Seller Convertible Notes	Era Convertible Note
Balance at December 31, 2024	$36,524	$8,979	$-
Fair value at issuance date	-	-	4,728
Change in fair value included in the determination of net (income) loss	(820)	(28)	186
Paid in kind interest	946	251	-
Note and interest conversion	(946)	(702)	-
Foreign exchange	-	265	-
Balance at March 31, 2025	$35,704	$8,765	$4,914

Short-Term Investments

The fair value of the short-term investments is based on the quoted market price of the securities on the valuation date. As of March 31, 2025, the estimated fair value of the short-term investments was $4,526. The Company recognized a non-cash loss of $52 and $49 for the three months ended March 31, 2025 and 2024, respectively, resulting from the change in fair value of the short-term investments. The change in fair value is recorded in the condensed consolidated statements of operations and comprehensive income (loss).

Public Warrants

The fair value of the public warrants is based on the quoted market price of such warrants on the valuation date. As of March 31, 2025 and December 31, 2024, the estimated fair value of the public warrants was $1,422 and $1,338, respectively. The Company recognized a non-cash loss of $84 and a non-cash gain of $501 during the three months ended March 31, 2025 and 2024, respectively, resulting from the change in fair value of the public warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

Private Placement Warrants

As of March 31, 2025 and December 31, 2024, the estimated fair value of the private warrants was $1,190 and $1,120, respectively. The Company recognized a non-cash loss of $70 and a non-cash gain of $420 during the three months ended March 31, 2025 and 2024, respectively, resulting from the change in fair value of the private warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

GPO Convertible Note

The GPO Convertible Note was recognized as a liability on its June 30, 2023 issuance date at its estimated fair value of $36,583. The estimated fair value of the GPO Convertible Note was determined based on a trinomial lattice model. The following table presents the assumptions used to determine the fair value of the GPO Convertible Note at March 31, 2025 and at December 31, 2024:

	March 31, 2025	December 31, 2024
Common stock share price	$0.81	$1.07
Risk free rate	3.9%	4.3%
Yield	19.5%	18.0%
Expected volatility	50.0%	50.0%
Expected term (years)	3.3	3.5

Dragonfly Seller Convertible Notes

The Dragonfly Seller Convertible Notes were recognized as a liability in connection with the acquisition on January 27, 2023 at a fair value of $8,635. As of March 31, 2025 and December 31, 2024, the estimated fair value of the Dragonfly Seller Convertible Notes were $8,765 and $8,979. The unrealized change in the fair value of the Dragonfly Seller Convertible Note of $1,264 is recorded in accumulated other comprehensive income for the three months ended March 31, 2024 and the non-cash gain of $28 (excluding the non-cash gain recognized from the January 2025 conversion) and $47 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2025 and 2024, respectively. The following table presents the assumptions used to determine the fair value of the Dragonfly Seller Convertible Notes at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Common stock share price	$0.81	$1.07
Risk free rate	3.9%	4.3%
Yield	21.0%	19.5%
Expected volatility	50.0%	50.0%
Expected term (years)	2.8	3.1

Era Third Convertible Note

The Third Era Convertible Note was issued in aggregate principal amount of $5,769. The Company elected to account for the Third Era Convertible Notes using the fair value option. The fair market value of the Third Era Convertible Note at issuance was $4,728 and $4,914 at March 31, 2025. The non-cash loss of $186 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2025. The following table presents the assumptions used to determine the fair value of the Era Third Convertible Note at March 31, 2025 and the date of issuance of March 17, 2025:

	March 31, 2025	March 17, 2025
Common stock share price	$0.81	$1.05
Risk free rate	3.80%	3.94%
Yield	23.00%	23.00%
Expected volatility	94.00%	94.00%
Expected term (years)	3.0	3.0

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. The Company has not identified any additional impairments to be recorded during the three months ended March 31, 2025 and 2024. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2025 and 2024. Changes to fair value are recognized as income or expense in the condensed consolidated statements of operations and comprehensive loss.

Note 16. Commitments and Contingencies

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

Note 17. Subsequent Events

The Company has evaluated subsequent events through May 13, 2025, the date that the financial statements were available to be issued.

TimeBase Disposition

On May 2, 2025, FiscalNote Holdings, Inc. (the “Company”) announced it had entered into an agreement to sell its Australian subsidiary, TimeBase Pty. Ltd. (“TimeBase”), for $6.5 million in cash consideration, subject to customary working capital adjustments. Closing of the TimeBase sale is expected to occur promptly following receipt of clearance/approval by the Australian competition authorities and satisfaction or waiver of other customary closing conditions. Net proceeds from the sale of TimeBase are expected to be used to retire approximately $3.2 million in principal and accrued interest for the Senior Term Loan.

Amendment No. 6 to Senior Term Loan

On May 2, 2025, the Company also entered into Amendment No. 6 to the Senior Term Loan (“Amendment No. 6”), pursuant to which, among other things, the lenders consented to the sale of TimeBase and agreed that, automatically upon receipt by the lenders of approximately $3.2 million from the proceeds of the sale of TimeBase, the Agent and lenders will release TimeBase as a guarantor under the Credit Agreement, along with the liens granted to the Agent on behalf of the lenders on the equity and assets of TimeBase. In addition, effective upon the consummation of the sale of TimeBase, the Credit Agreement Amendment will modify the Company’s minimum ARR requirements, as well as the permitted add-backs to adjusted EBITDA, under the Credit Agreement in order to appropriately reflect the sale of TimeBase and the absence of its future contributions to the Company’s overall financial performance and position.

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

Overview

FiscalNote is a leading technology provider of global policy and regulatory intelligence. It delivers critical, actionable legal and policy insights in a rapidly evolving political, regulatory and macroeconomic environment. By combining artificial intelligence (AI) technology, other technologies with analytics and workflow tools, and expert peer insights, FiscalNote provides data and information that enables customers to manage policy change, address regulatory developments, and mitigate policy risk. In its core products, FiscalNote ingests unstructured data on legislative and regulatory developments, and overlays that data with sophisticated in-house AI and data science experts to deliver structured, relevant and actionable information in order to facilitate key operational and strategic decisions by global enterprises, midsized and smaller businesses, government institutions, trade groups and nonprofits. FiscalNote delivers that intelligence through its suite of public policy and issues management products, coupled with expert research and analysis of markets and geopolitical events, as well as powerful tools to manage workflows, advocacy campaigns and constituent relationships.

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

Factors Impacting the Comparability of Our Operating Results

Dispositions

On March 31, 2025, we completed the sale of Dragonfly and Oxford Analytica for $40.0 million in cash. The Company recorded a gain of $15.7 million during the three months ended March 31, 2025.

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

On March 11, 2024, we completed the sale of Board.org for $90.9 million in cash at closing. The Company recorded a gain on sale of business of $71.5 million during the three months ended March 31, 2024.

These businesses contributed the following:

•
Subscription revenue of approximately $3.5 million and $6.6 million for the three months ended March 31, 2025 and 2024
•
Non-subscription revenue of approximately $0.7 and $0.8 for the three months ended March 31, 2025 and 2024
•
ARR of approximately $14.2 million and $15.2 million at December 31, 2024 and March 31, 2024

Product rationalization

From time to time, management reviews the Company’s existing products and services based on their financial profile and other strategic factors. In connection with such reviews, management decided to cease actively selling and therefore sunset certain non-core products representing, in aggregate, subscription revenue of approximately $0.1 million during the three months ended March 31, 2025 and 2024.

At the beginning of the first quarter of 2025 the Company had approximately 571 employees. As a result of the Company's business dispositions, product rationalization, business simplification, and cost takeout actions, the Company's full-time equivalent headcount reduced by approximately 115 from the beginning of the first quarter of 2025 through March 31, 2025. As a result, the Company has seen a reduction in overall cash costs across all operating expenses. Management will continue evaluating for additional rationalization opportunities to further reduce the complexity of the business and reduce ongoing operating expenses.

We continue to invest for future growth. We are focused on several key growth levers, including cross-selling and upselling opportunities at existing clients, expanding our client base with a focus on enterprise and government customers, expansion into adjacent markets and deepening our offerings for regulated industries or sectors. Several of these growth drivers require investment in and refinement of our go-to-market approach and, as a result, we may continue to incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses specific to subscription revenue.

We plan to invest a portion of our available capital resources in building innovative products, attracting new customers and expanding our leadership role in the legal and regulatory information market to drive growth organically. We evaluate acquisitions and investment opportunities in complementary businesses to supplement our existing platform, enable us to enter new markets and ensure that we are well positioned to provide critical insights to the regulated sectors of the future. Past acquisitions have enabled us to deliver innovative solutions in new categories and enhance the functionality of our existing products. Strategic acquisitions may be a component of our growth strategy in the future.

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

Our ARR at March 31, 2025 and December 31, 2024, was $87.7 million and $107.5 million, respectively. ARR at December 31, 2024 and March 31, 2024, excluding products we discontinued in 2023, and the impact of the sale of Board.org, Aicel, Oxford Analytica, and Dragonfly, was $93.3 million and $94.2 million, respectively.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. We calculate NRR at our parent account level. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the level of our revenue base, the level of penetration within our customer base, expansion of products and features, the timing of renewals, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. NRR, excluding the impact of Board.org, Aicel, Oxford Analytica, and Dragonfly, was 93% and 96% for the three months ended March 31, 2025 and 2024, respectively.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define Adjusted Gross Profit as Total revenues minus cost of revenues, before amortization of capitalized software development costs and acquired developed technology, before impairment of intangible assets that are included in costs of revenues. We define Adjusted Gross Profit Margin as Adjusted Gross Profit divided by Total revenues.

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

We disclose EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin in this Quarterly Report on Form 10-Q because these non-GAAP measures are certain key measures used in conjunction with GAAP measures used by the Chief Operating Decision Maker in making decisions to assist management in evaluating our business, measuring our operating performance and making strategic decisions. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors and others in understanding and evaluating our operating results in the same manner as management. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for net loss, net loss before income taxes, or any other operating performance measure calculated in accordance with GAAP. Using these non-GAAP financial measures to analyze our business would have material limitations because the calculations are based on the subjective determination of management regarding the nature and classification of events and circumstances that investors may find significant. In addition, although other companies in our industry may report measures titled EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin or similar measures, such non-GAAP financial measures may be calculated differently from how we calculate non-GAAP financial measures, which reduces their comparability. Because of these limitations, you should consider EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin alongside other financial performance measures, including net income and our other financial results presented in accordance with GAAP.

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues accounted for approximately 92% of our total revenues for both the three months ended March 31, 2025 and 2024.

Subscription revenues

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

Advisory, advertising, and other revenues

Advisory revenues are typically earned under contracts for specific deliverables and are non-recurring in nature, although we regularly sell different advisory services to repeat customers. One-time advisory revenues are invoiced according to the terms of the contract, usually delivered to the customer over a short period of time, during which revenues are recognized.

Advertising revenues are primarily generated by delivering advertising in our own publications (Roll Call and CQ) in both print and digital formats. Revenues for print advertising are recognized upon publication of the advertisement. Revenues for digital advertising are recognized over the period of the advertisement or, if the contract contains impression guarantees, based on delivered impressions.

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

Comparison of the Consolidated Results for the Three Months Ended March 31, 2025 and March 31, 2024

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
Revenues:
Subscription	$25,232	$29,626	$(4,394)	(14.8)%
Advisory, advertising, and other	2,279	2,486	(207)	(8.3)%
Total revenues	27,511	32,112	(4,601)	(14.3)%

Operating expenses:
Cost of revenues, including amortization	6,984	7,244	(260)	(3.6)%
Research and development	3,103	3,480	(377)	(10.8)%
Sales and marketing	7,759	9,415	(1,656)	(17.6)%
Editorial	4,798	4,660	138	3.0%
General and administrative	16,298	16,076	222	1.4%
Amortization of intangible assets	2,331	2,685	(354)	(13.2)%
Transaction gains, net	-	(4)	4	NM
Total operating expenses	41,273	43,556	(2,283)	(5.2)%
Operating loss	(13,762)	(11,444)	(2,318)	20.3%

Gain on sale of business	(15,743)	(71,599)	55,856	NM
Interest expense, net	5,127	7,362	(2,235)	(30.4)%
Loss on debt extinguishment, net	1,784	-	1,784	NM
Change in fair value of financial instruments	(671)	527	(1,198)	NM
Other expense, net	30	241	(211)	(87.6)%
Net (loss) income before income taxes	(4,289)	52,025	(56,314)	NM
(Benefit) provision from income taxes	(39)	1,426	(1,465)	NM
Net (loss) income	$(4,250)	$50,599	$(54,849)	NM

NM - Not meaningful

Revenue:

Subscription revenue

Subscription revenue of $25.2 million for the three months ended March 31, 2025 decreased $4.4 million, or 15%, from $29.6 million for the three months ended March 31, 2024.

The comparability of our revenues between periods was impacted by the Board.org and Aicel sale of businesses described under “Factors Impacting the Comparability of Our Results of Operations” above. The table below presents the primary items that impacted the comparability of our subscription revenues between periods.

	Change for the Three Months Ended
	March 31, 2025 vs March 31, 2024
(In thousands)	$	%
Revenue change driver:
Decrease from sale of businesses	(3,166)	(48)%
Decrease from discontinued products	(93)	(54)%
Decrease from organic business	(1,135)	(5)%
Revenues, net (total change)	$(4,394)	(15)%

The decrease in subscription revenue during the three month periods is largely due to the impact from the sale of Board.org on March 11, 2024, the sale of Aicel on October 31, 2024, and the decline in the Company's NRR on a pro forma basis. The decrease in organic subscription revenue is primarily the result of customer retention challenges combined with the impact of Federal government cuts.

Advisory, advertising, and other revenue

Advisory, advertising, and other revenue was $2.3 million for the three months ended March 31, 2025, as compared to $2.5 million for the three months ended March 31, 2024. The decrease of $0.2 million, or 8%, was due to timing of advisory income and a decrease in book revenue partially offset by revenue for advocacy campaigns.

Revenues by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
North America	$21,910	$25,997	$(4,087)	(15.7)%
Europe	5,297	5,269	28	0.5%
Australia	304	303	1	0.3%
Asia	-	543	(543)	(100.0)%
Total revenues	$27,511	$32,112	$(4,601)	(14.3)%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North America revenues decreased primarily for the reasons stated above. Asia revenues decreased primarily due to the sale of Aicel in October 2024.

Cost of revenues, including amortization

Cost of revenues, including amortization was $7.0 million for the three months ended March 31, 2025, as compared to $7.2 million for the three months ended March 31, 2024. The decrease of $0.3 million, or 4%, was primarily attributable to the sale of businesses including Board.org, Aicel, Dragonfly and Oxford Analytica partially offset by an increase in amortization expense of $1.1 million, which related to the introduction of PolicyNote.

Research and development

Research and development expense was $3.1 million for the three months ended March 31, 2025 as compared to $3.5 million for the three months ended March 31, 2024. The decrease of $0.4 million, or 11%, was primarily attributable to a decrease of $0.1 million for the sale of businesses and a result of workforce planning actions.

Sales and marketing

Sales and marketing expense was $7.8 million for the three months ended March 31, 2025 as compared to $9.4 million for the three months ended March 31, 2024. The decrease of $1.7 million, or 18%, was primarily attributable to a decrease attributable to the sale of Board.org, Aicel, Dragonfly and Oxford Analytica and a decrease of stock compensation expense of $0.3 million.

Editorial expense

Editorial expense was relatively flat at $4.8 million for the three months ended March 31, 2025 as compared to $4.7 million for the three months ended March 31, 2024.

General and administrative

General and administrative expense was $16.3 million for the three months ended March 31, 2025 as compared to $16.1 million for the three months ended March 31, 2024. The increase of $0.2 million, or 1%, was primarily attributable to an increase in consulting expenses partially offset by a decrease attributable to the sale of Board,org, Aicel, Dragonfly and Oxford Analytica.

Amortization of intangibles

Amortization of intangibles was $2.3 million for the three months ended March 31, 2025 as compared to $2.7 million for the three months ended March 31, 2024.

Interest expense, net

Interest expense was $5.1 million for the three months ended March 31, 2025 as compared to $7.4 million for the three months ended March 31, 2024. The decrease in interest expense of $2.2 million was primarily due to the repayment of the Senior Term Loan.

Change in fair value of financial instruments

Change in fair value of financial instruments was a $0.7 million gain for the three months ended March 31, 2025 as compared to a $0.5 million loss for the three months ended March 31, 2024. The change is the result of the change in the fair value of the warrant liabilities offset by changes in the Dragonfly Seller Convertible Notes, GPO Convertible Note, and the Era Third Convertible Notes.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
Total revenues	$27,511	$32,112
Costs of revenues, including amortization of capitalized software development costs and acquired developed technology	(6,984)	(7,244)
Gross Profit	$20,527	$24,868
Gross Profit Margin	75%	77%
Gross Profit	20,527	24,868
Amortization of intangible assets	3,532	2,428
Adjusted Gross Profit	$24,059	$27,296
Adjusted Gross Profit Margin	87%	85%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net loss	$(4,250)	$50,599
Income tax (benefit) provision	(39)	1,426
Depreciation and amortization	6,118	5,417
Interest expense, net	5,127	7,362
EBITDA	6,956	64,804
Gain on sale of businesses (a)	(15,743)	(71,599)
Stock-based compensation	3,375	6,175
Change in fair value of financial instruments (b)	(671)	527
Other non-cash charges (c)	2,139	45
Acquisition and disposal related costs (d)	4,974	704
Employee severance costs (e)	1,344	107
Non-capitalizable debt costs	407	254
Costs incurred related to the Special Committee (f)	-	200
Adjusted EBITDA	$2,781	$1,217
Adjusted EBITDA Margin	10.1%	3.8%
(a)
Reflects the gain on disposal for the Dragonfly and Oxford Analytica on March 31, 2025 and the gain on sale of Board.org on March 11, 2024.
(b)
Reflects the non-cash impact from the mark to market adjustments on our financial instruments.
(c)
Reflects the non-cash impact of the following: (i) charge of $40 in the first quarter of 2025 related to the unrealized loss on investments; (ii) charge of $315 for fees satisfied with Common Stock of the Company; (iii) charge of $1,784 from the loss on debt extinguishment; (iv) charge of $49 in the first quarter of 2024 related to the unrealized loss on investments; and (v) gain of $4 in the first quarter of 2024 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021, 2022, and 2023 Acquisitions.
(d)
Reflects the costs incurred related to the sale of Oxford Analytica and Dragonfly in Q1 2025 and Board.org in Q1 2024, principally consisting of transaction advisory, accounting, tax, and legal fees.
(e)
Severance costs associated with workforce changes related to business realignment actions.
(f)
Reflects costs incurred related to the Special Committee.

Liquidity and Capital Resources

Historically the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company funded operations through debt and selling assets. At March 31, 2025, the Company’s cash, cash equivalents, restricted cash, and short-term investments were $46.9 million compared to $35.3 million at December 31, 2024.

The Company had a negative working capital balance of $32.5 million (excluding cash and short-term investments) at March 31, 2025 and had an accumulated deficit of $811.1 million and $806.9 million as of March 31, 2025 and December 31, 2024, respectively, and incurred net losses (excluding the gain on sale of businesses) of $20.0 million for the three months ended March 31, 2025 and $21.0 million for the three months ended March 31, 2024, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets and investing in infrastructure and product development.

On March 31, 2025, the Company closed the sale of its Oxford Analytica and Dragonfly businesses, receiving $40.0 million. $27.1 million of the sale proceeds were used to repay principal on our Senior Term Loan and approximately $1.8 million were used for payment of related prepayment and exit fees. In conjunction with the sale of Oxford Analytica and Dragonfly, the Company amended the Credit Agreement for its Senior Term Loan, which, among other things, revised certain of its financial debt covenants.

Our ability to maintain our minimum cash requirement, fund our future cash interest requirements under our senior term loan and fund our operating expenses and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control.

The Company has implemented various cost saving measures throughout 2024 and 2025 to rationalize its cost structure and is actively evaluating additional cost saving opportunities and sources of capital because the Company does not expect its cash flows from operations to be sufficient to fund its cash requirements in the next 12 months and beyond. The Company may execute other strategic alternatives to maximize stakeholder value, including further expense reductions, sale of all or portions of the business, corporate capital restructuring or formal reorganization, or liquidation of assets. Volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, convertible debt, and preferred share issuances. Our principal debt plus paid-in kind interest outstanding as of March 31, 2025 and December 31, 2024 consisted of the following (excluding any fair value adjustments and debt discounts, as applicable):

(In thousands)	March 31, 2025	December 31, 2024
Senior Term Loan	$61,680	$88,595
GPO Convertible Note	50,434	50,434
Convertible Notes	10,961	16,165
Dragonfly Seller Convertible Notes	13,641	13,030
Era Convertible Note	5,407	-
PPP Loan	9	36
Total Principal plus PIK Outstanding	$142,132	$168,260

Senior Term Loan

On July 29, 2022, in connection with the closing of the business combination with DSAC, FiscalNote entered into a $150.0 million senior credit agreement (the “Credit Agreement”) and an uncommitted incremental loan facility totaling $100.0 million available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “New Incremental Term Facility”) (collectively the “Senior Credit Facility”). The annual interest of the Senior Term Loan consists of two components: (a) a cash interest component of the greater of (i) Prime Rate plus 5.0% per annum and (ii) 9.0% payable monthly, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. The Senior Credit Facility will mature on July 29, 2027.

On March 17, 2023, the Company, entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement. Among other things, Amendment No. 1 provided for the extension of an incremental term loan by one of the lenders to the borrowers under the facility in the principal amount of $6.0 million which was received by the Company on March 31, 2023, on the same terms as the existing term loans (the “Incremental Facility”).

On May 16, 2023, the Company, entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement. Among other things, Amendment No. 2 joined Dragonfly Eye Limited (“Dragonfly”) and Oxford Analytica Limited (“Oxford Analytica”), each a wholly owned subsidiary of the Company, as Guarantors under the Credit Agreement.

On August 3, 2023, the Company entered into Amendment No. 3 ("Amendment No. 3") to the Credit Agreement. Among other things, Amendment No. 3 provides for: (a) the extension of the July 2023 Deferred Fee from July 29, 2023 to July 29, 2024, (b) the increase of the July 2023 Deferred Fee from $1.7 million to $2.0 million, (c) an increase of the Restatement Date Final Payment (as defined in Amendment No. 3) from $7.4 million to $9.0 million and (d) the revision to the minimum ARR and adjusted EBITDA covenants (as both are defined in the Credit Agreement).

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

In connection with the completion of the sale of Aicel Technologies on October 31, 2024, the Company repaid $5.0 million of principal outstanding under the Credit Agreement. The Company also made a payment of $0.3 million of related prepayment and exit fees, respectively.

In connection with the completion of the sale of Oxford Analytica and Dragonfly on March 31, 2025, the Company also entered into Amendment No. 5 to the Credit Agreement (“Amendment No. 5”), pursuant to which, among other things, the lenders consented to releasing the liens on Oxford Analytica and Dragonfly's assets and permitting the consummation of the sale in exchange for the permanent retirement of $27.1 million of term loans under the Senior Term Loan and payment of $1.8 million of related prepayment and exit fees. In Amendment No. 5, the lenders also waived their rights upon default retroactive to December 31, 2024. Amendment No. 5 also increased the Company’s minimum liquidity covenant and modified the Company’s minimum ARR and adjusted EBITDA covenants, as defined in the Senior Term Loan, in order to appropriately reflect the sale of Oxford Analytica and Dragonfly and the absence of their respective future contributions to the Company’s overall financial performance and position.

During the three months ended March 31, 2025, we made cash interest payments totaling $2.8 million related to the Senior Term Loan.

The Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there were four financial covenants in place at March 31, 2025: a minimum cash balance requirement, minimum annual recurring revenue requirement, an adjusted EBITDA requirement (as defined in the Credit Agreement, as amended) and a capital expenditure limitation. As of and for the three months ended March 31, 2025, the Company was in compliance with all of the covenants. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

See Note 8 “Debt” to the condensed consolidated financial statements included elsewhere herein.

GPO Convertible Note

On June 30, 2023 (the “Subscription Date”), the Company entered into an Exchange and Settlement Agreement (the “Exchange and Settlement Agreement”) with GPO FN Noteholder LLC (the “Investor”) pursuant to which (i) the Investor returned 5,881,723 shares of Class A Common Stock held by the Investor to the Company for cancellation, (ii) the Company issued to the Investor a subordinated convertible promissory note in an initial principal amount of $46.8 million (the “GPO Convertible Note”), and (iii) the parties agreed to a mutual settlement and release of all claims (including, but not limited to, any claims by the Investor for additional shares or money damages resulting from the entry into the Merger Agreement, relating to or arising from the conversion of the Amended and Restated Senior Secured Subordinated Promissory Note, dated December 29, 2020, previously issued by a subsidiary of the pre-business combination FiscalNote Holdings, Inc. to the Investor. The exchange and settlement are non-cash exchanges in the condensed consolidated statement of cash flows. The before mentioned transactions closed on July 3, 2023.

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

The GPO Convertible Note is subordinate to the Company’s obligations under its New Senior Term Loan which limits certain actions that the Company and the Investor may take under the GPO Convertible Note. At any time prior to the July 3, 2028, the Investor is entitled to convert all or any portion of the principal amount of the GPO Convertible Note and accrued interest thereon into shares of Class A Common Stock at $7.43 per share. The GPO Convertible Note is subject to customary anti-dilution adjustments for stock splits and similar transactions and, subject to standard exceptions, weighted average anti-dilution protection. The principal amount, together with accrued interest thereon, of the GPO Convertible Note is redeemable by the Company in whole or in part based on certain conditions as defined in the GPO Convertible Note.

Convertible Notes

Purchased Original Notes

On March 17, 2025 and March 20, 2025, investors holding two convertible notes originally issued in 2020 and assumed by the Company in connection with the Business Combination, with a principal and accrued paid-in-kind interest balance of $5.7 million (the "Purchased Original Notes"), sold their convertible notes to EGT 11 LLC (the "Exchange Investor"). In connection with the acquisition of the Purchased Original Notes by the Exchange Investor, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) on March 17, 2025, pursuant to which the Company cancelled the Purchased Original Notes and in exchange (i) issued a convertible note to the Exchange Investors, for $5.5 million on March 17, 2025 and (ii) issued a second convertible note for $0.3 million on March 20, 2025 (collectively, the "Third Era Convertible Note"). The acquisition of the Purchased Original Notes by the Exchange Investor and the Exchange Agreement resulted in the extinguishments of the Purchased Original Notes.

Amended Legacy Notes

On March 25, 2025 (the "Amendment Date"), the Company entered into a letter agreement (the “Amendment”) with the holders (the "Legacy Investors") of two convertible notes originally issued in 2020 and assumed by the Company in connection with the Business Combination (the "Legacy Notes") with a principal and accrued paid-in-kind interest balance of $10.9 million (the "Legacy Notes") modifying certain provisions in favor of each of the Legacy Investors. The Legacy Notes are unsecured and earn payable in kind interest of 15% per annum, payable annually in arrears. The Maturity Date of the Legacy Notes was July 31, 2025 (the “Original Maturity Date”), however, the Amendment extends the Original Maturity Date to April 15, 2026 (the "Extended Maturity Date"). The repayment of the Legacy Notes may be accelerated upon certain events of default, as defined with the Legacy Notes.

Subject to certain limitations, the Amendments permit the Company to convert, at its election and from time to time, up to the Applicable Amount (as defined below) of the Legacy Notes into shares (the “Legacy Conversion Shares”) of the Company’s common stock at a conversion price based on the volume weighted average market price of the common stock for the five consecutive trading day period prior to the date of conversion (the “Conversion Price”). The “Applicable Amount” for purposes of the Company’s conversion right means up to 20% of the outstanding principal amount of the Legacy Notes as of the Amendment Date plus paid-in-kind interest through the Original Maturity Date, and the Company may only subsequently exercise its conversion right after all Legacy Conversion Shares previously issued to the Legacy Investors have been sold. In addition, if the Legacy Investors’ sales of the Legacy Conversion Shares do not generate net cash proceeds equal to the Repayment Amount by the Original Maturity Date, the interest rate under the Legacy Notes would be increased to 25% per annum (the “Additional Interest”) and the then-outstanding principal amount of the Legacy Notes plus all paid-in-kind interest (reduced by the net cash proceeds received by the Legacy Investors from the prior sales of the Legacy Conversion Shares, plus any previous cash payments made by the Company to the Legacy Investors (after payment of all brokerage fees, costs and expenses in selling the Legacy Conversion Shares and/or Additional Shares, if any) would be doubled (the "Maturity Date Repayment Amount Difference” and with the Additional Interest, the “Extended Maturity Date Payment”).

Dragonfly Seller Convertible Note

On January 27, 2023, we acquired Dragonfly and financed part of the purchase with the issuance of convertible notes. The Dragonfly Convertible Note is subordinate to our New Senior Credit Facility, accrues interest of 8% per annum, payable in kind or in cash, and matures in January 2028.

Era Convertible Notes

First Era Convertible Note

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

Second Era Convertible Note

On November 12, 2024, we issued convertible notes in an aggregate principal amount of $5.5 million to an affiliate of Era. The Company issued 7,926,401 shares of common stock during the fourth quarter of 2024, and accordingly satisfied all obligations thereunder. On January 23, 2025 Era returned 1,071,458 shares of the Company's common stock pursuant to the terms of the convertible note.

Third Era Convertible Note

On March 17, 2025, pursuant to the Exchange Agreement, the Company issued a convertible note to the Exchange Investors, for $5.8 million. Pursuant to the Exchange Agreement, the Company also issued 2,596,050 shares of common stock. The Third Era Convertible Note matures on March 17, 2028, is convertible at the Company's option, and remains outstanding on March 31, 2025.

PPP Loan

The PPP Loan requires monthly principal and interest payments of approximately $9 thousand until maturity in 2025.

Capital expenditures

Capital expenditures primarily consist of purchases of capitalized software costs and property and equipment. Our capital expenditures program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment to grow our business. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. Our total capital expenditures were $1.9 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$3,286	$2,741
Investing activities	$38,287	$89,192
Financing activities	$(28,808)	$(71,798)
Effect of exchange rates on cash	$153	$(119)
Net change in cash and cash equivalents	$12,918	$20,016

Operating activities

Cash provided by operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock based compensation, changes in fair value of warrant liabilities, non-cash interest expense, and loss on debt extinguishment, as well as the effect of changes in working capital and other activities.

Cash provided by operating activities in the three months ended March 31, 2025 was $3.3 million, an increase of $0.5 million compared to the three months ended March 31, 2024. The primary factors affecting our net operating cash flows during this period was our net loss of $4.3 million, which includes non-cash income and expense items totaling $0.5 million, including a gain on disposal of business of $15.7 million, non-cash and paid-in kind interest expense of $3.0 million, stock-based compensation expense of $3.4 million, loss on debt extinguishment of $1.8 million, a gain due to the change in fair value of financial instruments of $0.7 million, non-cash lease expense of $0.5 million, amortization and depreciation of $7.0 million, other non-cash items of $0.2 million, and the effect of changes in operating assets and liabilities that resulted in cash inflows of $8.1 million.

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

Investing activities

Net cash provided by investing activities in the three months ended March 31, 2025 was $38.3 million compared to $89.2 million in the three months ended March 31, 2024. Net cash provided by investing activities in the three months ended March 31, 2025 primarily consisted of cash proceeds from the sale of a business of $40.3 million partially offset by cash paid of $2.0 million of capital expenditures primarily related to software development costs. Net cash provided by investing activities in the three months ended March 31, 2024 primarily consisted of cash proceeds from the sale of a business of $90.9 million partially offset by cash paid of $1.7 million of capital expenditures primarily related to software development costs.

Financing activities

Net cash used in financing activities in the three months ended March 31, 2025 was $28.8 million, compared to $71.8 million for the three months ended March 31, 2024. Net cash used in financing activities during the three months ended March 31, 2025 primarily consisted of payments of long-term debt and deferred financing costs primarily related to Amendment 5 to the Credit Agreement of $27.2 million and payments from deferred financing costs of $1.8 million offset by the proceeds from the issuance of stock options and ESPP purchases of $0.1 million. Net cash used in financing activities during the three months ended March 31, 2024 primarily consisted of payments of long-term debt and deferred financing costs primarily related to Amendment 4 to the Credit Agreement and the sale of Board.org of $72.8 million partially offset by the proceeds from the issuance of Era Convertible Notes of $0.8 million and proceeds from the issuance of stock options and ESPP purchases of $0.2 million.

Commitments and Contingencies

Our principal commitments consist of obligations under leases for office space. For more information regarding our lease obligations, see Note 5 “Leases” to the condensed consolidated financial statements included elsewhere herein. For more information regarding our debt service obligations, see Note 8 “Debt” to the condensed consolidated financial statements included elsewhere herein. See also Note 16 "Commitments and Contingencies" to the condensed consolidated financial statements included elsewhere herein.

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

Critical Accounting Estimates and Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that involve a significant level of estimation uncertainty and are reasonably likely to have a material impact on the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2025, as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 1, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of inflation risk and fluctuations in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Risk

We use the U.S. Dollar ("USD") as our reporting currency. Our local subsidiaries transact generally in their local currency, considered the functional currency for that subsidiary. Our foreign currency exchange rate risk is related to translation of our assets and liabilities from the subsidiaries' functional currencies to USD. These adjustments are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling and Australian Dollar. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States as well as the European Union, United Kingdom, Australia, and India. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts, growth of our international entities and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our cash denominated in foreign currency. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenues for the three months ended March 31, 2025, was impacted by approximately 1.0% compared to the three months ended March 31, 2024.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate Senior Term Loan. Our exposure to changes in interest rates is associated with the Prime Rate.

As of March 31, 2025, we had outstanding borrowings on our Senior Term Loan of $61.7 million, which bear cash interest at a floating rate based on the Prime Rate plus an applicable margin. At March 31, 2025, the interest rate on our Senior Term Loan was 13.0%. Assuming no change in the outstanding borrowings on our Senior Term Loan, we estimate that a one percentage point increase in the Prime Rate would increase our annual cash interest expense by approximately $0.6 million.

Inflation Risk

Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our business.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of the disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than as reported on each of our Current Reports on Form 8-K, we did not have any unregistered sales of equity securities during the three months ended March 31, 2025.

Use of Proceeds

Not applicable.

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

Annex A-2 to the Proxy Statement/Prospectus filed on July 5, 2022 (File No.333-261483).
3.1	Certificate of Incorporation of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
3.2	Bylaws of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.2 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
4.1	Warrant Agreement, dated as of October 28, 2020, by and among Duddell Street Acquisition Corp ad Continental Stock Transfer & Trust Company, as warrant agent.	Exhibit 4.1 of DSAC’s Current Report on Form 8-K filed with the SEC on November 2, 2020 (File No. 333-249207).
4.2	Form of Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on March 20, 2023 (File No. 001-39672).
10.1*	Equity Purchase Agreement, dated as of February 21, 2025.	Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2025 (File No. 001-39672).

10.2*

Amendment No. 5 to Second Amended and Restated Credit and Guaranty Agreement by and among FiscalNote, Inc., CQ-Roll Call, Inc. and Voter Voice, L.L.C. as Borrowers, the Company, FiscalNote Intermediate Holdco, Inc., Fireside 21, LLC, FactSquared, LLC, Predata, Inc., Curate Solutions, Inc., Frontier Strategy Group, LLC., and Timebase PTY Limited, as Guarantors, Runway Growth Finance Corp., as administrative agent and collateral agent, and each lender party thereto.

Exhibit 10.2 to the Current Report on Form 8-K filed on February 24, 2025 (File No. 001-39672).
10.3	Securities Exchange Note, dated as of March 17, 2025	Exhibit 10.34 to the Annual Report on Form 10-K filed on April 1, 2025 (File No. 001-39672).
10.4	Registration Rights Agreement, dated as of March 17, 2025	Exhibit 10.35 to the Annual Report on Form 10-K filed on April 1, 2025 (File No. 001-39672).
10.5	Exchange Note Agreement, dated as of March 17, 2025, including the form of New Note	Exhibit 10.36 to the Annual Report on Form 10-K filed on April 1, 2025 (File No. 001-39672).
10.6	Form of Assumed Convertible Subordinated Note as amended March 25, 2025	Exhibit 10.37 to the Annual Report on Form 10-K filed on April 1, 2025 (File No. 001-39672).
10.7	Form of Letter Agreement Relating to the Assumed Convertible Subordinated Note, dated as of March 25, 2025	Exhibit 10.38 to the Annual Report on Form 10-K filed on April 1, 2025 (File No. 001-39672).
10.8

Amendment No. 6 to Second Amended and Restated Credit and Guaranty Agreement by and among FiscalNote, Inc., CQ-Roll Call, Inc. and Voter Voice, L.L.C. as Borrowers, the Company, FiscalNote Intermediate Holdco, Inc., Fireside 21, LLC, FactSquared, LLC, Predata, Inc., Curate Solutions, Inc., and Frontier Strategy Group, LLC., as Guarantors, Runway Growth Finance Corp., as administrative agent and collateral agent, and each lender party thereto.

Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2025 (File No. 001-39672).
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

FISCALNOTE HOLDINGS, INC.

Date: May 13, 2025	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Date: May 13, 2025	By:	/s/ Josh Resnik
Name: Josh Resnik
Title: Chief Executive Officer