Form 10-Q
period 2025-06-30
FiscalNote Holdings, Inc.
filed 2025-08-15
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 163,909,082 shares of Class A common stock, $0.0001 par value per share, outstanding, and 8,290,921 shares of Class B common Stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares, and par value)

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$34,009	$28,814
Restricted cash	644	640
Short-term investments	4,508	5,796
Accounts receivable, net	9,357	13,465
Costs capitalized to obtain revenue contracts, net	2,557	3,016
Prepaid expenses	2,666	2,548
Other current assets	2,931	2,908
Total current assets	56,672	57,187

Property and equipment, net	4,582	5,051
Capitalized software costs, net	12,348	15,099
Noncurrent costs capitalized to obtain revenue contracts, net	2,644	3,197
Operating lease assets	14,580	15,620
Goodwill	139,776	159,061
Customer relationships, net	33,407	41,717
Database, net	15,112	16,147
Other intangible assets, net	9,177	13,018
Other non-current assets	51	100
Total assets	$288,349	$326,197

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$-	$36
Accounts payable and accrued expenses	7,641	8,462
Deferred revenue, current portion	32,729	35,253
Customer deposits	1,089	1,850
Operating lease liabilities, current portion	3,267	3,386
Other current liabilities	706	2,266
Total current liabilities	45,432	51,253

Long-term debt, net of current maturities	116,748	147,041
Deferred tax liabilities	615	1,934
Deferred revenue, net of current portion	454	222
Operating lease liabilities, net of current portion	20,948	22,490
Public and private warrant liabilities	1,522	2,458
Other non-current liabilities	4,816	2,968
Total liabilities	190,535	228,366
Commitment and contingencies (Note 16)

Temporary equity (2,596,050 Class A Common Stock issued and outstanding at June 30, 2025)	2,719	-

Stockholders' equity:
Class A Common stock ($0.0001 par value, 1,700,000,000 authorized, 155,049,637 and 142,794,386 issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	15	14
Class B Common stock ($0.0001 par value, 9,000,000 authorized, 8,290,921 issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	1	1
Additional paid-in capital	914,362	899,929
Accumulated other comprehensive income (loss)	5,137	4,786
Accumulated deficit	(824,420)	(806,899)
Total stockholders' equity	95,095	97,831
Total liabilities, temporary equity and stockholders' equity	$288,349	$326,197

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Subscription	$21,380	$27,151	$46,612	$56,777
Advisory, advertising, and other	1,884	2,095	4,163	4,581
Total revenues	23,264	29,246	50,775	61,358
Operating expenses: (1)
Cost of revenues, including amortization	4,948	6,863	11,932	14,107
Research and development	2,267	3,205	5,370	6,685
Sales and marketing	6,692	9,001	14,451	18,416
Editorial	3,472	4,453	8,270	9,113
General and administrative	11,378	11,260	27,676	27,336
Amortization of intangible assets	1,934	2,420	4,265	5,105
Transaction (gains) costs, net	-	-	-	(4)
Total operating expenses	30,691	37,202	71,964	80,758
Operating loss	(7,427)	(7,956)	(21,189)	(19,400)

Loss (gain) on sale of business (Note 4)	319	-	(15,424)	(71,599)
Interest expense, net	4,338	5,320	9,465	12,682
Change in fair value of financial instruments	1,577	(854)	906	(327)
Loss on debt extinguishment	-	-	1,784	-
Other (income) expense, net	405	18	435	259
Net (loss) income before income taxes	(14,066)	(12,440)	(18,355)	39,585
(Benefit) provision from income taxes	(795)	324	(834)	1,750
Net (loss) income	(13,271)	(12,764)	(17,521)	37,835
Other comprehensive income (loss)	50	55	351	(61)
Total comprehensive (loss) income	$(13,221)	$(12,709)	$(17,170)	$37,774

Earnings (loss) per share attributable to common shareholders (Note 13):
Basic and Diluted	$(0.08)	$(0.09)	$(0.11)	$0.28
Weighted average shares used in computing earnings (loss) per share attributable to common shareholders:
Basic and Diluted	160,000,492	134,407,109	155,668,949	132,763,763

(1) Amounts include stock-based compensation expenses, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues, including amortization	$45	$107	$60	$208
Research and development	258	374	584	684
Sales and marketing	366	270	451	696
Editorial	150	165	216	265
General and administrative	3,145	2,613	6,028	7,851

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Temporary Equity		Equity (Deficit)
	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income( loss)	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	-	$-	129,970,750	$12	$860,485	$(622)	$(816,416)	$43,459
Issuance of Class A common stock upon vesting of restricted share units	-	-	867,341	-	-	-	-	-
Issuance of Class A common stock upon exercise of employee stock purchase plan	-	-	202,327	-	196	-	-	196
Stock-based compensation expense	-	-	-	-	6,175	-	-	6,175
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	76	-	-	76
Change in fair value of debt instruments (Note 15)	-	-	-	-	-	5,707	-	5,707
Net income	-	-	-	-	-	-	50,599	50,599
Foreign currency translation loss	-	-	-	-	-	(116)	-	(116)
Balance at March 31, 2024	-	$-	131,040,418	$12	$866,932	$4,969	$(765,817)	$106,096
Issuance of Class A common stock upon vesting of restricted share units	-	-	1,292,237	1	-	-	-	1
Note conversion	-	-	6,852,099	1	9,966		-	9,967
Stock-based compensation expense	-	-	-	-	3,529	-	-	3,529
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	8	-	-	8
Net loss	-	-	-	-		-	(12,764)	(12,764)
Foreign currency translation gain	-	-	-	-		55	-	55
Balance at June 30, 2024	-	$-	139,184,754	$14	$880,435	$5,024	$(778,581)	$106,892

Balance at December 31, 2024	-	$-	151,085,307	$15	$899,929	$4,786	$(806,899)	$97,831
Issuance of Class A common stock upon vesting of restricted stock units	-	-	888,481	-	-	-	-	-
Issuance of Class A common stock upon exercise of employee stock purchase plan and exercise of stock options	-	-	164,446	-	148	-	-	148
Dragonfly note conversion	-	-	67,357	-	73	-	-	73
GPO convertible note interest conversion	-	-	745,722	-	946	-	-	946
Era Note (Note 8)	2,596,050	2,719	(1,204,016)	-	-	-	-	-
Brokerage Shares issued	-	-	300,000	-	315	-	-	315
Accretion of preferred stock to redemption value	-	-	-	-	-	-		-
Exercise of stock options	-	-		-	-	-		-
Stock-based compensation expense	-	-	-	-	3,375	-	-	3,375
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(42)	-	-	(42)
Net loss	-	-	-	-	-	-	(4,250)	(4,250)
Foreign currency translation gain	-	-	-	-	-	301	-	301
Balance at March 31, 2025	2,596,050	$2,719	152,047,297	$15	$904,744	$5,087	$(811,149)	$98,697
Issuance of Class A common stock upon vesting of restricted stock units	-	$-	2,408,414	-	-	-	-	-
GPO convertible note interest conversion	-	-	1,691,702	-	956	-	-	956
Note conversion	-	-	7,193,145	1	4,781	-	-	4,782
Stock-based compensation expense	-	-	-	-	3,965	-	-	3,965
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(84)	-	-	(84)
Net loss	-	-	-	-	-	-	(13,271)	(13,271)
Foreign currency translation gain	-	-	-	-	-	50	-	50
Balance at June 30, 2025	2,596,050	$2,719	163,340,558	$16	$914,362	$5,137	$(824,420)	$95,095

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net (loss) income	$(17,521)	$37,835
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	502	603
Amortization of intangible assets and capitalized software development costs	9,576	10,040
Amortization of deferred costs to obtain revenue contracts	1,688	1,885
Gain on sale of businesses (Note 4)	(15,424)	(71,599)
Non-cash operating lease expense	1,015	1,147
Stock-based compensation	7,339	9,704
Bad debt expense	190	243
Change in fair value of acquisition contingent consideration	-	(4)
Unrealized loss on securities	71	80
Change in fair value of financial instruments	906	(327)
Deferred income taxes	(61)	(561)
Paid-in-kind interest, net	3,739	3,964
Non-cash interest expense	2,011	1,469
Loss on debt extinguishment, net	1,784	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,622	1,939
Prepaid expenses and other current assets	(1,111)	(1,628)
Costs capitalized to obtain revenue contracts, net	(1,177)	(1,479)
Other non-current assets	42	183
Accounts payable and accrued expenses	(6)	(2,662)
Deferred revenue	5,298	8,974
Customer deposits	(572)	(774)
Other current liabilities	(1,072)	1,791
Contingent liabilities from acquisitions, net of current portion	-	(13)
Operating lease liabilities	(1,541)	(1,737)
Other non-current liabilities	(193)	(61)
Net cash used in operating activities	(2,895)	(988)

Investing Activities:
Capital expenditures	(3,474)	(4,433)
Cash proceeds from the sale of business, net (Note 4)	40,269	91,384
Net cash provided by investing activities	36,795	86,951

Financing Activities:
Proceeds from long-term debt, net of issuance costs	-	801
Principal payments of long-term debt	(27,172)	(65,754)
Payment of deferred financing costs	(1,793)	(7,068)
Proceeds from exercise of stock options and employee stock purchase plan purchases	148	196
Net cash used in financing activities	(28,817)	(71,825)

Effects of exchange rates on cash	116	(111)

Net change in cash, cash equivalents, and restricted cash	5,199	14,027
Cash, cash equivalents, and restricted cash, beginning of period	29,454	17,300
Cash, cash equivalents, and restricted cash, end of period	$34,653	$31,327

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock for conversion of debt and interest	$1,902	$9,967
Amounts held in escrow related to the sale of businesses	$400	$285
Property and equipment purchases included in accounts payable	$67	$121

Supplemental Cash Flow Activities:
Cash paid for interest	$4,911	$8,509
Cash paid for taxes	$834	$172

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except shares, par value, per share amounts, or as otherwise noted)

(Unaudited)

Note 1. Summary of Business and Significant Accounting Policies

Description of Business

FiscalNote Holdings, Inc. (“FiscalNote,” or the “Company”) is a leading provider of artificial intelligence ("AI") driven policy and regulatory intelligence solutions. By uniquely combining proprietary artificial intelligence technology, comprehensive data, and decades of trusted analysis, FiscalNote helps customers efficiently manage political and business risk. Since 2013, the Company has pioneered solutions that deliver critical insights, enabling effective decision making and giving organizations the competitive edge they need.

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

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet and its results of operations, including its comprehensive loss, temporary equity, stockholders' equity (deficit), and cash flows. All adjustments are of a normal recurring nature. The results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity

The Company’s cash, cash equivalents, restricted cash, and short-term investments were $39.2 million at June 30, 2025, compared with $35.3 million at December 31, 2024. Further, the Company had a negative working capital balance of $27.9 million (excluding cash and short-term investments) at June 30, 2025 and had an accumulated deficit of $824.4 million and $806.9 million as of June 30, 2025 and December 31, 2024, respectively, and has incurred net losses (excluding the effect of the gain on sale of businesses) of $32.9 million and $33.8 million for the six months ended June 30, 2025 and 2024, respectively.

The Company has implemented various cost saving measures throughout 2023, 2024 and 2025 to rationalize its cost structure. Accordingly, the Company has improved its cash used in operations by approximately $67 million when comparing its cash used in operations for the twelve months ended June 30, 2025 to the cash used in operations for the twelve months ended June 30, 2023. Historically the Company has partially funded its operations through raising equity and debt as well as selling assets (see Note 4, Acquisitions and Dispositions). The Company may execute other strategic actions to maximize stakeholder value, including further expense reductions, sale of all or portions of the business, corporate capital restructuring or formal reorganization, or liquidation of assets.

As described in Note 17 “Subsequent Events,” on August 12, 2025 we completed the previously reported refinancing of a substantial amount of our legacy indebtedness, including a refinance of the prior Senior Term Loan with the 2025 Senior Term Loan. The 2025 Senior Term Loan contains four financial covenants: a minimum cash balance requirement, a minimum ARR requirement, a minimum adjusted EBITDA requirement and a capital expenditure limitation. The Company expects to be in compliance with these financial covenants, and to have adequate cash and cash flows to support its operating, investing, and financing activities for at least the next twelve months from the date of this filing. The Company’s ability to maintain compliance with these financial covenants and satisfy its cash interest and principal repayment requirements under our new 2025 Senior Term Loan are based on the Company’s current expectations regarding revenues, collections, cost structure, current cash burn rate, and other operating assumptions. Pursuant to the 2025 Senior Term Loan, if the Company does not maintain compliance with all of its financial covenants, the lenders may declare the amounts outstanding due and payable at which time the Company would not be able to satisfy the lenders' rights.

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

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. The Company’s cash and cash equivalents at times exceed amounts guaranteed by the Federal Deposit Insurance Corporation. The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At June 30, 2025, approximately 77% of the Company’s cash and cash equivalents were held at JPMorgan Chase Bank, N.A.

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days billings are past due, collection history of each customer, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in sales and marketing expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of June 30, 2025 and December 31, 2024, allowance for credit losses of $1,546 and $1,343, respectively, was included in the accounts receivable, net balance.

No single customer accounted for more than 10% of the Company's accounts receivable balance as of June 30, 2025 and December 31, 2024. Revenues derived from the U.S. Federal Government were 18% and 17% of revenues for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, assets located in the United States were approximately 97% and 85% of total assets, respectively.

As of June 30, 2025 no vendors accounted for more than 10% of the Company's accounts payable balance. Two vendors individually accounted for more than 10% of the Company’s accounts payable balance as of December 31, 2024. During the six months ended June 30, 2025 and 2024, one vendor and no vendor, respectively, represented more than 10% of the total purchases made.

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

In connection with the closing of the Business Combination Agreement, FiscalNote also entered into the Credit Agreement with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC (together the “New Senior Lenders”), pursuant to which a new senior term loan was consummated simultaneously with the Closing (the "Prior Senior Term Loan").

Note 3. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Subscription	$21,380	$27,151	$46,612	$56,777
Advisory	313	965	1,376	2,222
Advertising	500	308	955	822
Books	4	33	6	181
Other revenue	1,067	789	1,826	1,356
Total	$23,264	$29,246	$50,775	$61,358

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America	$21,699	$23,064	$43,609	$49,061
Europe	1,255	5,382	6,552	10,651
Australia	310	319	614	622
Asia	-	481	-	1,024
Total	$23,264	$29,246	$50,775	$61,358

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the three months ended June 30, 2025 and 2024, revenue attributed to the United Kingdom represented approximately 0% and 14% of total revenues, respectively. For the six months ended June 30, 2025 and 2024, revenue attributed to the United Kingdom represented approximately 8% and 13% of total revenues, respectively. No other foreign country represented more than five percent of total revenue during the three and six months ended June 30, 2025 and 2024.

Contract Assets

The Company had contract assets of $769, $1,240, and $1,183 as of June 30, 2025, December 31, 2024, and December 31, 2023, respectively. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the condensed consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2023	$44,405
Sale of Board.org	(9,117)
Revenue recognized in the current period from amounts in the prior balance	(29,664)
New deferrals, net of amounts recognized in the current period	38,632
Effects of foreign currency	(126)
Balance at June 30, 2024	$44,130

Balance at December 31, 2024	$35,475
Sale of Dragonfly and Oxford Analytica	(7,342)
Revenue recognized in the current period from amounts in the prior balance	(25,871)
New deferrals, net of amounts recognized in the current period	30,453
Effects of foreign currency	468
Balance at June 30, 2025	$33,183

Costs Capitalized to Obtain Revenue Contracts

During the six months ended June 30, 2025 and 2024, the Company capitalized $1,124 and $1,476, respectively, of costs to obtain revenue contracts. The Company amortized costs capitalized to obtain revenue contracts in the amount of $804 and $876 to sales and marketing expense during the three months ended June 30, 2025 and 2024, respectively, and $1,688 and $1,885 during the six months ended June 30, 2025 and 2024, respectively. There were no impairments of costs capitalized to obtain revenue contracts for the three and six months ended June 30, 2025 and 2024.

Unsatisfied Performance Obligations

At June 30, 2025, the Company had $75,159 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this over the next five years.

Note 4. Dispositions

2025 Dispositions

On February 21, 2025 (the "Signing Date"), the Company entered into an equity purchase agreement (the "Equity Purchase Agreement") with Factiva Ltd., ("Factiva") a limited company organized under the laws of England and Wales, providing for the sale of all of the outstanding equity interests in each of Dragonfly Eye Limited, a UK private limited company (“Dragonfly”), and The Oxford Analytica International Group, LLC, a Delaware limited liability company (“Oxford” and collectively with Dragonfly, the “Sold Businesses”). At closing of the sale on March 31, 2025, after adjustments based on the Sold Businesses estimated working capital, indebtedness, and transaction expenses, the Company received $40,000 in cash (excluding $400 of the purchase price that was deposited into escrow to satisfy certain potential post-closing purchase price adjustments and indemnification claims and including $813 of cash acquired by Factiva). The Equity Purchase Agreement contains representations, warranties and indemnification obligations of the parties customary for transactions similar to those contemplated by the Equity Purchase Agreement. As a result of the sale, the Company recorded a pre-tax gain on disposal of $15,424. The purchase price is subject to adjustment pursuant to the Equity Purchase Agreement; accordingly, the gain on sale may increase, or decrease, as the case may be, upon finalization of the purchase price.

The proceeds from the sale were used in part to prepay and retire $27,136 of term loans under the Company’s Credit Agreement, and pay $1,793 of related prepayment and exit fees associated with the retired amount. The remaining $11,071 of net proceeds were retained by the Company to pay for related transaction costs, cash taxes that may result from the sale, and general corporate purposes. As part of the sale, the Company recorded a current tax receivable for federal and state income tax of $281.

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

2024 Disposition

Sale of Board.org

On March 11, 2024, the Company entered into an agreement (the "Purchase Agreement") to sell the equity of the Company's subsidiary owning and operating its Board.org business with Exec Connect Intermediate LLC (“Exec Connect”). On March 11, 2024, after adjustments based on Board.org’s working capital, indebtedness and transaction expenses, as well as retention payments payable to certain employees of Board.org, the Company received $90,905 in cash (excluding $785 of the purchase price that was deposited into escrow to satisfy certain potential post-closing purchase price adjustments and indemnification claims and including $21 of cash acquired by Exec Connect). The Company was entitled to receive an earn-out payment of up to $8,000, less the amount of certain retention payments potentially owing to the former Board.org employees, if the Board.org business achieved specified revenue targets for fiscal year 2024. These revenue targets were not met. The Purchase Agreement contains representations, warranties and indemnification obligations of the parties customary for transactions similar to those contemplated by the Purchase Agreement. As a result of the sale of Board.org, the Company recorded a pre-tax gain on disposal of $71,599, inclusive of the $785 of funds placed in escrow that the Company anticipated receiving and $50 of estimated post-closing purchase price adjustment. On June 6, 2024, the Company received $500 of the $785 placed in escrow and finalized the post-closing purchase price adjustment. At December 31, 2024 the Company had $285 included in other current assets representing the remaining balance held in escrow pursuant to the Purchase Agreement. On March 17, 2025, the remaining $285 of escrow was released to the Company.

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

Sale of Aicel

On October 31, 2024, the Company entered into an agreement to sell the equity of the Company's subsidiary owning and operating its Aicel Technologies business ("Aicel") to a South Korean based-group. Total consideration was $9,650 comprised of a cash payment to the Company of $8,500 and the assumption of an existing convertible note previously issued by Aicel in 2022, with an outstanding total principal and accrued paid-in-kind interest amount of $1,150. The net proceeds, after paying transaction fees, expenses, and taxes were used to repay $5,000 of principal and accrued paid-in-kind interest of the Company's Prior Senior Term Loan. As a result of the sale of Aicel, the Company recorded a gain on disposal of $480.

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

The following table details the composition of lease expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$1,036	$1,206	$2,111	$2,444
Variable lease cost	58	56	114	150
Short-term lease cost	5	53	45	90
Total lease costs	$1,099	$1,315	$2,270	$2,684
Sublease income	$(27)	$(25)	$(54)	$(51)

Cash payments related to operating lease liabilities were $1,318 and $1,481 for the three months ended June 30, 2025 and 2024, respectively and $2,682 and $2,980 for the six months ended June 30, 2025 and 2024, respectively.

Note 6. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	June 30, 2025			December 31, 2024			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years) June 30, 2025
Customer relationships	$67,352	$(33,945)	$33,407	$76,584	$(34,867)	$41,717	7.4
Developed technology	22,186	(18,573)	3,613	29,015	(23,662)	5,353	6.0
Databases	29,145	(14,033)	15,112	29,135	(12,988)	16,147	7.4
Tradenames	9,325	(4,771)	4,554	10,808	(5,100)	5,708	7.1
Expert network	-	-	-	2,654	(1,715)	939	-
Patents	871	(241)	630	841	(232)	609	17.1
Content library	592	(212)	380	592	(183)	409	6.4
Total	$129,471	$(71,775)	$57,696	$149,629	$(78,747)	$70,882

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $1,934 and $2,420 for the three months ended June 30, 2025 and 2024, respectively, and $4,265 and $5,105 for the six months ended June 30, 2025 and 2024, respectively.

Amortization of developed technology was recorded as part of cost of revenues, including amortization in the amount of $160 and $763 for the three months ended June 30, 2025 and 2024, respectively, and $366 and $1,528 for the six months ended June 30, 2025 and 2024, respectively.

The expected future amortization expense for intangible assets as of June 30, 2025 is as follows:

2025 (remainder)	$4,194
2026	8,329
2027	8,324
2028	8,031
2029	7,722
Thereafter	21,096
Total	$57,696

Capitalized software development costs

Capitalized software development costs are as follows:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$34,811	$(22,463)	$12,348	$34,946	$(19,847)	$15,099

During the six months ended June 30, 2025 and 2024, the Company capitalized interest on capitalized software development costs in the amount of $85 and $273, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues, including amortization in the amount of $1,619 and $1,744 for the three months ended June 30, 2025 and 2024, respectively, and $4,945 and $3,407 for the six months ended June 30, 2025 and 2024, respectively. The estimated useful life is determined at the time each project is placed in service.

Note 7. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually as of October 1 of each year.

The changes in the carrying amounts of goodwill, which are generally not deductible for tax purposes, are as follows:

Balance at December 31, 2024	$159,061
Sale of Dragonfly and Oxford Analytica	(20,236)
Impact of foreign currency fluctuations	951
Balance at June 30, 2025	$139,776

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

Note 8. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	June 30, 2025	December 31, 2024
Prior Senior Term Loan	$61,837	$88,595
GPO Convertible Note	36,446	36,524
Amended Legacy Notes	6,525	16,165
Dragonfly Seller Convertible Notes	9,839	8,979
Era Convertible Note	5,209	-
PPP loan	-	36
Total gross debt	119,856	150,299
Debt issuance costs	(3,108)	(3,222)
Total	116,748	147,077
Less: Current maturities	-	(36)
Total Long-term debt	$116,748	$147,041

Prior Senior Term Loan / 2025 Senior Term Loan

On July 29, 2022, concurrent with the closing of the Company's Business Combination, FiscalNote, Inc., a wholly owned indirect subsidiary of FiscalNote Holdings, Inc., entered into a senior credit agreement (the "Credit Agreement") as amended from time to time providing for a senior term loan consisting of a fully funded principal amount of $150,000 and an uncommitted incremental loan facility totaling $100,000 available upon notice if the Company meets certain financial growth criteria and other customary requirements (the “Incremental Term Facility”) (collectively the “Senior Credit Facility”). The annual interest of the Prior Senior Term Loan consists of two components: (a) a cash interest component of the greater of (i) Prime Rate plus 5.0% per annum or (ii) 9.0% payable monthly, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly. The Senior Credit Facility would have matured on July 29, 2027.

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

In connection with the completion of the sale of Oxford Analytica and Dragonfly on March 31, 2025, the Company also entered into Amendment No. 5 to the Credit Agreement (“Amendment No. 5”), pursuant to which, among other things, the lenders consented to releasing the liens on Oxford Analytica and Dragonfly's assets and permitting the consummation of the sale in exchange for the permanent retirement of $27,136 of term loans under the Prior Senior Term Loan and payment of $1,793 of related prepayment and exit fees. In Amendment No. 5, the lenders also waived their rights upon default retroactive to December 31, 2024. Amendment No. 5 also increased the Company’s minimum liquidity covenant and modified the Company’s minimum ARR and adjusted EBITDA covenants, as defined in the Prior Senior Term Loan, in order to appropriately reflect the sale of Oxford Analytica and Dragonfly and the absence of their respective future contributions to the Company’s overall financial performance and position.

On May 2, 2025, the Company also entered into Amendment No. 6 to the Prior Senior Term Loan (“Amendment No. 6”), pursuant to which, among other things, the lenders consented to the sale of TimeBase and agreed that, automatically upon receipt by the lenders of $3,175 from the proceeds of the sale of TimeBase, the lenders will release TimeBase as a guarantor under the Credit Agreement, along with the liens granted on the equity and assets of TimeBase. In addition, effective upon the consummation of the sale of TimeBase, the Credit Agreement Amendment will modify the Company’s minimum ARR requirements, as well as the permitted add-backs to adjusted EBITDA, under the Credit Agreement in order to appropriately reflect the sale of TimeBase and the absence of its future contributions to the Company’s overall financial performance and position. As disclosed in Note 17, Subsequent Events, the Company closed on the sale of Timebase on July 1, 2025 and paid the lenders the required prepayment.

The Prime Rate in effect for the Prior Senior Term Loan was 7.50% at June 30, 2025. For the six months ended June 30, 2025 and 2024, the Company incurred $4,731 and $8,084 and $378 and $599 of cash interest and paid-in-kind interest, respectively, on the Prior Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the Prior Senior Term Loan as the payment of such interest will occur upon the settlement of the Prior Senior Term Loan.

The Company may prepay the Prior Senior Term Loan in whole, subject to a 1.0% prepayment fee if prepaid prior to July 30, 2025, and no prepayment fee if prepaid on or after July 30, 2025. The July 2023 Deferred Fee, as previously amended, of $2,034 was paid as part of Amendment No. 4. Accordingly, the Company recognized the accretion of the July 2023 Deferred Fee as interest expense through March 11, 2024. Prior to Amendment No. 5, the Company had $4,969 of deferred fees due at the earlier of prepayment or maturity of the Prior Senior Term Loan which were amortized over the term of the Prior Senior Term Loan using the effective interest method. On March 31, 2025, and as a result of Amendment No. 5, the Company had $3,448 of deferred fees outstanding, the accretion of which the Company will recognize as interest expense through the maturity date of the Prior Senior Term Loan. The $271 of prepayment fee paid on March 31, 2025 was treated as a debt discount. The amortization recorded for the three months ended June 30, 2025 and 2024 was $889 and $166, respectively, and $1,638 and $812 for the six months ended June 30, 2025 and 2024, respectively, and is included within interest expense in the condensed consolidated statements of operations and comprehensive income (loss). The remaining unamortized debt discount at June 30, 2025 is $3,081, excluding any deferred fees, and is reflected net against debt on the condensed consolidated balance sheets.

On August 12, 2025 the Company retired all of its then outstanding obligations under the Prior Senior Term Loan totaling approximately $62.7 million (including accrued and unpaid interest and deferred finance costs) and replaced it with the 2025 Senior Term Loan. See Note 17, "Subsequent Events."

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

The GPO Convertible Note is subordinate to the Company’s obligations under its Prior Senior Term Loan which limits certain actions that the Company and the Investor may take under the GPO Convertible Note. At any time prior to the July 3, 2028 maturity date, the Investor is entitled to convert all or any portion of the principal amount of the GPO Convertible Note and accrued interest thereon into shares of Class A Common Stock at $7.12 per share. The GPO Convertible Note is subject to customary anti-dilution adjustments for stock splits and similar transactions and, subject to standard exceptions, weighted average anti-dilution protection. The principal amount, together with accrued interest thereon, of the GPO Convertible Note is redeemable by the Company in whole or in part based on certain conditions as defined in the GPO Convertible Note. Pursuant to the terms of the GPO Convertible Note, paid-in-kind interest accrued from the date of issuance through June 30, 2024. Beginning on July 1, 2024 the Company was required to pay interest with either cash or shares, solely at the discretion of the Company. Accordingly, since September 30, 2024, the Company issued 4,152,716 Class A Common Shares, in the aggregate, in satisfaction of quarterly interest. The Company expects to satisfy future quarterly interest payments in shares.

The Company elected to account for the GPO Convertible Note using the fair value option. The GPO Convertible Note was recorded at its June 30, 2023 acquisition date fair value of $36,583. The Company initially recorded a loss contingency of $11,700 in its fiscal year 2022 financial statements representing the difference between the fair value of the shares returned by the Investor and the fair value of the

GPO Convertible Note on the date of exchange. With the execution of the Exchange and Settlement Agreement and GPO Convertible Note, the Company recorded an additional non-cash loss on settlement with GPO of $3,474 in the condensed consolidated statement of operations for the six months ended June 30, 2024. The fair market value at June 30, 2025 and December 31, 2024 was $36,446 and $36,524, respectively. The unrealized change in the fair value of the GPO Convertible Note of $4,443 is recorded in accumulated other comprehensive income for the period ended June 30, 2024 and the non-cash gain was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a gain of $937 and $1,117 for the three and six months ended June 30, 2024. The non-cash loss of $742 and non-cash gain of $78 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025, respectively. The Company incurred total interest expense related to the GPO Convertible note of $956 and $938 for the three months ended June 30, 2025 and 2024 and $1,902 and $1,859 for the six months ended June 30, 2025 and 2024, respectively.

On August 12, 2025 the Company paid the holder of the GPO Convertible Note $27.0 million to redeem $30.0 million of aggregate principal under the GPO Convertible Note and exchanged the remaining principal amount of the GPO Convertible Note for a new convertible note with a principal balance of $20.4 million maturing in November 2029. See Note 17, "Subsequent Events."

Convertible Notes

Purchased Original Notes

On March 17, 2025 and March 20, 2025, investors holding two convertible notes originally issued in 2020 and assumed by the Company in connection with the Business Combination, with a principal and accrued paid-in-kind interest balance of $5,769 (the "Purchased Original Notes"), sold their convertible notes to EGT 11 LLC (the "Exchange Investor"). In connection with the acquisition of the Purchased Original Notes by the Exchange Investor, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) on March 17, 2025, pursuant to which the Company cancelled the Purchased Original Notes and in exchange (i) issued a convertible note to the Exchange Investor, for $5,500 on March 17, 2025 and (ii) issued a second convertible note for $269 on March 20, 2025 (collectively, the "Third Era Convertible Note"). The acquisition of the Purchased Original Notes by the Exchange Investor and the Exchange Agreement resulted in the extinguishment of the Purchased Original Notes. Accordingly, the Company recognized a loss on debt extinguishment of $1,784 during the six months ended June 30, 2025. The Company incurred total interest expense related to the Purchased Original Notes, including the amortization of the various discounts, of $206 during the three months ended June 30, 2024 and $202 and $411 during the six months ended June 30, 2025 and 2024, respectively.

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

Pursuant to the terms of the amended Legacy Notes, during the three months ended June 30, 2025 the Company converted $4,812 of the Legacy Notes into 7,193,145 Common Shares. At June 30, 2025, the Company has recognized a non-current liability on the condensed consolidated balance sheet of $700 reflecting the difference between the amount of the cash raised and the Applicable Amount converted. The resulting non-cash charge of $669 is recognized in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025.

The Company incurred total interest expense related to the Legacy Notes, including the amortization of the various discounts, of $454 and $395 during the three months ended June 30, 2025 and 2024 and $902 and $788 during the six months ended June 30, 2025 and 2024, respectively.

On July 30, 2025, the Company and the holders of the Amended Legacy Notes agreed to extend the original maturity date to August 15, 2025. On August 12, 2025, the Company retired all of its then outstanding obligations under the Amended Legacy Notes by paying the holders $3.6 million in cash. See Note 17, "Subsequent Events."

Dragonfly Seller Convertible Notes

In connection with the Company's acquisition of Dragonfly, the Company financed part of the purchase with the issuance of convertible notes. The Dragonfly Convertible Notes were issued in a principal amount of £8,929 pounds sterling (approximately $11,050 on January 23, 2023, the closing date of the acquisition of Dragonfly by the Company), with interest at an annual rate of 8%, which can be paid in cash or paid-in-kind. The paid-in-kind interest will be annually credited to the principal amount. All principal and accrued interest are due upon maturity on January 27, 2028. The Company can convert any portion of the principal and accrued interest at the volume weighted-average price for the five consecutive trading day period ending on the last trading day of the calendar month preceding the date the Company provides notice of conversion to the Sellers. The lender has the right to convert the outstanding principal and accrued interest for FiscalNote common stock at $10.00 per share, subject to adjustment in the event of any stock dividend, stock split, reverse stock split, combination or other similar recapitalization with respect to common stock.

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

The Company elected to account for the Dragonfly Seller Convertible Notes using the fair value option. The fair market value at June 30, 2025 and at December 31, 2024 was $9,839 and $8,979, respectively. The non-cash loss of $91 and $63 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2025, respectively. The unrealized change in the fair value of the Dragonfly Seller Convertible Note of $1,264 is recorded in accumulated other comprehensive income and the non-cash gain was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss in the amount of a gain of $357 and $404 for the three and six months ended June 30, 2024, respectively. The Company incurred total interest expense related to the Dragonfly Seller Convertible Notes of $277 and $247 during the three months ended June 30, 2025 and 2024, respectively, and $528 and $488 for the six months ended June 30, 2025 and 2024, respectively.

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

On June 12, 2024 and June 25, 2024 the Company issued the Investor an aggregate amount of 3,848,831 shares of Common Stock to satisfy its remaining obligations with regards to the First Era Convertible Note and Co-Pilot Agreement. Accordingly, the Company has no obligations outstanding related to the First Era Convertible Note at December 31, 2024 or June 30, 2025.

The Company elected to account for the First Era Convertible Note using the fair value option. The First Era Convertible Note dated December 8, 2023 was recorded at its acquisition date fair value of $5,500. The First Era Convertible Note dated January 5, 2024 was recorded at its acquisition date fair value of $801. The fair market value of the Era Convertible Note dated December 8, 2023 was $5,977 at December 31, 2023. The non-cash loss of $1,506 and $3,189 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024.

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

On December 18, 2024 and December 27, 2024 the Company converted all of the outstanding principal of the Second Era Convertible Note and issued Era II, in aggregate, 5,377,272 shares of common stock. Accordingly, the Company had no obligations outstanding related to the Second Era Convertible Note at December 31, 2024 or June 30, 2025.

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

Pursuant to the Exchange Agreement, the Company issued 2,596,050 shares of Common Stock (the “Third Era Convertible Note Fee Shares") to the Exchange Investor as an inducement for the Exchange Investor to exchange the Purchased Original Notes for the Third Era Convertible Note. The Third Era Convertible Note Fee Shares are presented as temporary equity in the condensed consolidated balance sheet at their grant date fair value of $2,719. At June 30, 2025, the Company has recognized a non-current liability on the condensed consolidated balance sheet of $1,194 reflecting the difference between the Guaranteed Return and the fair value of the Third Era Convertible Note Fee Shares based on the Company's closing stock price on June 30, 2025 (the “Guaranteed Return Liability”). The resulting non-cash charge is recognized in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss). This liability may increase, or decrease, in the future based on the Company's closing share price at each balance sheet date. The Guaranteed Return Liability is deemed a Level 1 liability within the fair value measurement framework.

The Company also may be required to issue additional shares of Common Stock to the Exchange Investor to the extent that the Exchange Investor’s sales of the Third Era Convertible Note Fee Shares and Conversion Shares do not generate net cash proceeds to the Exchange Investor equal to 145% of the applicable principal and accrued interest thereupon (the "Guaranteed Return"). As compensation for its brokerage services provided to the Exchange Investor, the Company also issued 300,000 shares of Common Stock to Northland Securities, Inc. (the “Brokerage Fee Shares”) with a fair value of $315 that was reflected as a non-cash charge within general and administrative in the condensed consolidated statements of operations and comprehensive income (loss) during the six months ended June 30, 2025.

The Company elected to account for the Third Era Convertible Notes using the fair value option. The Third Era Convertible Notes was recorded at its acquisition date fair value of $4,728. The fair market value of the Third Era Convertible Notes was $5,209 at June 30, 2025. The non-cash loss of $295 and $481 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2025.

See Note 17, "Subsequent Events" for a description of the events that have taken place impacting the Third Era Convertible Notes.

PPP Loan

As of June 30, 2025, the Company has no remaining obligations under the PPP Loan balance.

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of June 30, 2025 and December 31, 2024, respectively. These fair values are deemed Level 3 liabilities within the fair value measurement framework.

	June 30, 2025	December 31, 2024
Prior Senior Term Loan	$62,331	$90,679
GPO Convertible Note	36,446	36,524
Amended Legacy Notes	6,525	15,728
Dragonfly Seller Convertible Notes	9,839	8,979
Era Convertible Notes	5,209	-
Total	$120,350	$151,910

Warrants

Old FiscalNote Warrants

At June 30, 2025, 118,700 warrants (previously issued by Old FiscalNote to lenders prior to the Prior Senior Term Loan) with an exercise price of $8.56, remain outstanding. These warrants are accounted for as a liability with no fair value at June 30, 2025 and December 31, 2024. These warrants expired unexercised on July 29, 2025.

Warrants associated with Amendment No. 1

On March 17, 2023, in connection with Amendment No. 1 discussed above, the Company issued 80,000 warrants with an exercise price of $0.01. These warrants are accounted for as a liability with a fair value of $43 and $85 at June 30, 2025 and December 31, 2024, and are included as part of the other non-current liabilities within the condensed consolidated balance sheets.

Note 9. Stockholders’ Equity and Temporary Equity

Authorized Capital Stock

The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE.WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of June 30, 2025, the Company had 155,049,637 shares of Class A common stock issued and outstanding.

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

As of June 30, 2025, the Company had 8,290,921 shares of Class B common stock issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of June 30, 2025, there were no shares of preferred stock issued and outstanding.

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

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. The Company recognized $23 and $65 of share-based compensation expense during the three and six months ended June 30, 2025, respectively. The Company recognized $41 and $172 of share-based compensation expense during the three and six months ended June 30, 2024, respectively. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares will be accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive income (loss). The liability of $68 was recorded in other non-current liabilities on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, there was $54 of unrecognized compensation expense related to the Earnout Awards to be recognized over a weighted-average period of approximately one year. As of June 30, 2025, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

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

During the six months ended June 30, 2025, no public warrants were exercised into shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of June 30, 2025, the Company had 8,358,964 public warrants and 7,000,000 private placement warrants outstanding with a per share fair value of $0.09. These warrants are accounted for as a liability and have a fair value of $1,522 at June 30, 2025.

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

Note 12. Stock-Based Compensation

2022 Long-Term Incentive Plan

In connection with the Business Combination, the Company's board of directors adopted, and its stockholders approved, the 2022 Long-Term Incentive Plan (the “2022 Plan”) under which 20,285,600 shares of Class A common stock were initially reserved for issuance. Effective December 31, 2024, the 2022 Plan was amended to (i) effectuate a one-time increase of 4,000,000 shares authorized for issuance under the 2022 Plan and (ii) revise the “evergreen” provision of the 2022 Plan such that the number of shares of Class A common stock that are automatically added to the 2022 Plan on January 1st of each year will be increased up to the lesser of (a) five percent (5%) of the total number of shares of Class A common stock outstanding on December 31st of the preceding calendar year or (b) 13,523,734 shares of Class A Common Stock (the “2022 Plan Amendment”). The 2022 Plan Amendment allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, other stock-based awards and cash-based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2022 Plan increases on the first day of each calendar year, continuing through and including January 1, 2027, by the lesser of (a) 13,523,734, (b) three percent (3%) prior to the 2022 Plan Amendment and five percent (5%) after the 2022 Plan Amendment, in each case, the total number of shares of Class A Common Stock outstanding on December 31st of the immediately preceding fiscal year or (c) a lesser number determined by the Company’s board of directors prior to January 1 of a given year. In accordance with this provision, on each of January 1, 2023 and January 1, 2024, the number of shares authorized for issuance under the 2022 Plan increased by 3,650,394 and 11,139,719, respectively.

During the six months ended June 30, 2025, the Company issued 5,237,810 restricted stock units. At June 30, 2025, 9,853,080 stock options, 11,509,775 restricted stock units, and 2,724,507 performance based restricted stock units remain outstanding. As of June 30, 2025, the Company had 5,957,860 shares of Class A common stock available for issuance under the 2022 Plan.

The Company recognized $3,864 and $3,463 of stock-based compensation expense for all long term incentive plans in effect during the three months ended June 30, 2025 and 2024, respectively, and $7,118 and $9,239 during the six months ended June 30, 2025 and 2024, respectively. The Company recognized a benefit of $69 and an expense of $100 of stock-based compensation expense related to acquisition earnouts during the three and six months ended June 30, 2024, respectively.

2022 Employee Stock Purchase Plan

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering period or on the last day of the six-month offering period. The plan is defined as compensatory, and accordingly, a stock-based compensation charge of $43 and $94 was recorded as the difference between the fair market value and the discounted purchase price of the Company's common stock for the three months ended June 30, 2025 and 2024 and $87 and $193 for the six months ended June 30, 2025 and 2024, respectively. The number of shares of Common Stock reserved for issuance under the ESPP will automatically increase on January 1st each year, starting on January 1, 2023 and continuing through and including January 1, 2027, by the lesser of (a) 3,267,760, (b) one percent (1%) of the total number of shares of all classes of Common Stock outstanding on December 31st of the preceding fiscal year, or (c) a lesser number determined by the Board prior to January 1 of a given year. Pursuant to this provision, on each of January 1, 2024 and January 1, 2025, the number of shares authorized for issuance under the ESPP increased by 1,299,707 and 1,510,853, respectively. For the six months ended June 30, 2025, 162,402 shares have been issued under the ESPP and the Company had 8,256,500 shares of Class A common stock available for issuance under the ESPP.

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

During 2024, the Company issued 200,000 stock options and 300,000 restricted stock units. At June 30, 2025, 200,000 stock options and 275,000 restricted stock units remain outstanding. The Company recognized $35 and $69 of stock-based compensation expense for this plan in effect during the three and six months ended June 30, 2025, respectively.

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

The following is a calculation of the basic and diluted earnings per share for the Company's common stock, including a reconciliation between net income attributable to common stockholders used for Basic EPS and Diluted EPS for the three and six months ended June 30, 2025 and 2024:

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic Earnings Per Share
Numerator:
Net (loss) income used to compute basic and diluted EPS	$(13,271)	$(12,764)	$(17,521)	$37,835
Denominator:
Weighted average common stock outstanding, basic and diluted	160,000,492	134,407,109	155,668,949	132,763,763
Earnings Per Share, basic and diluted	$(0.08)	$(0.09)	$(0.11)	$0.28

Since the Company was in a net loss position during the three months ended June 30, 2024 and the three and six months ended June 30, 2025, basic net loss per share attributable to common stockholders is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-dilutive securities excluded from diluted loss per share:	2025	2024	2025	2024
Anti-dilutive Earnout Awards	19,195,100	19,195,100	19,195,100	19,195,100
Anti-dilutive stock options	33,181	136,640	33,181	136,640
Anti-dilutive Convertible Notes	11,866,893	2,472,079	11,866,893	2,472,079
Anti-dilutive contingently issuable shares	-	66,220	-	66,220
Anti-dilutive restricted stock units	14,234,282	9,063,860	14,234,282	9,063,860
Anti-dilutive Era Convertible Note	9,777,469	-	9,777,469	-
Anti-dilutive GPO Convertible Note	7,083,469	6,619,438	7,083,469	6,619,438
Anti-dilutive Dragonfly Seller Convertible Notes	1,355,930	1,178,005	1,355,930	1,178,005
Anti-dilutive Aicel Convertible Notes	-	106,774	-	106,774
Total anti-dilutive securities excluded from diluted loss per share	63,546,324	38,838,116	63,546,324	38,838,116

Note 14. Provision (Benefit) from Income Taxes

Effective Tax Rate

The Company computes its quarterly and year-to-date provisions for income taxes by applying the estimated effective tax rates to the quarterly and year-to-date pre-tax income or losses and adjusting the provisions for discrete tax items recorded in the periods. For the three months ended June 30, 2025 the Company reported a tax benefit of $795 on a pre-tax loss of $14,066, which resulted in an effective tax rate of (5.65) percent. For the six months ended June 30, 2025, the Company reported a tax benefit of $834 on a pre-tax loss of $18,355, which resulted in an effective tax rate of (4.54) percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to the impact of a valuation allowance on the Company’s deferred tax assets and the sale of businesses discussed in Note 4, Dispositions. During the six months ended June 30, 2025, the Company recorded a discrete tax benefit for the impact of the sale of Dragonfly and Oxford Analytica of $281. During the second quarter ended June 30, 2025, the Company filed a tax accounting method change that created an additional discrete tax benefit of $689.

For the three months ended June 30, 2024, the Company reported a tax provision of $324 on a pre-tax loss of $12,440, which resulted in an effective tax rate of (2.60) percent. For the six months ended June 30, 2024, the Company reported a tax provision of $1,750 on a pre-tax income of $39,585, which resulted in an effective tax rate of (4.42) percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to the impact of a valuation allowance on the Company’s deferred tax assets. During the six months ended June 30, 2024, the Company recorded a discrete tax charge for the impact of the sale of Board.org of $2,578.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. As of June 30, 2025, the Company reported an uncertain tax position totaling $832 relating to a deduction for shares distributed for services associated with the payment of convertible debt. As of June 30, 2024, the Company reported an uncertain tax position totaling $639 relating to a state tax filing position.

Tax law changes

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“The Act”) was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The Company is currently evaluating the impact of The Act on its results of operations and will recognize the related tax impacts in the period of enactment.

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

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2025 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$6,418	$-	$-	$6,418
Short-term investments	-	4,508	-	4,508
Liabilities:
Public warrants	$828	$-	$-	$828
Private placement warrants	-	694	-	694
GPO Convertible Note	-	-	36,446	36,446
Dragonfly Seller Convertible Notes	-	-	9,839	9,839
Era Convertible Note	-	-	5,209	5,209
Guaranteed Return Liability and financial liabilities	1,895	-	-	1,895

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2024 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4,836	$-	$-	$4,836
Short-term investments	-	5,796	-	5,796
Liabilities:
Public warrants	$1,338	$-	$-	$1,338
Private placement warrants	-	1,120	-	1,120
GPO Convertible Note	-	-	36,524	36,524
Dragonfly Seller Convertible Notes	-	-	8,979	8,979

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	GPO Convertible Note	Dragonfly Seller Convertible Notes	Era Convertible Note
Balance at December 31, 2024	$36,524	$8,979	$-
Fair value at issuance date	-	-	4,728
Change in fair value included in the determination of net (income) loss	(78)	63	481
Paid in kind interest	1,902	528	-
Note and interest conversion	(1,902)	(702)	-
Foreign exchange	-	971	-
Balance at June 30, 2025	$36,446	$9,839	$5,209

Short-Term Investments

The fair value of the short-term investments is based on the quoted market price of the securities on the valuation date. As of June 30, 2025, the estimated fair value of the short-term investments was $4,508. The Company recognized a non-cash loss of $19 and $30 and $71 and $79 for the three and six months ended June 30, 2025 and 2024, respectively, resulting from the change in fair value of the short-term investments. The change in fair value is recorded in the condensed consolidated statements of operations and comprehensive income (loss).

Public Warrants

The fair value of the public warrants is based on the quoted market price of such warrants on the valuation date. As of June 30, 2025 and December 31, 2024, the estimated fair value of the public warrants was $828 and $1,338, respectively. The Company recognized a non-cash gain of $593 and a non-cash gain of $585 during the three months ended June 30, 2025 and 2024, respectively, and a non-cash gain of $509 and $1,086 during the six months ended June 30, 2025 and 2024 resulting from the change in fair value of the public warrants, respectively. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

Private Placement Warrants

As of June 30, 2025 and December 31, 2024, the estimated fair value of the private warrants was $694 and $1,120, respectively. The Company recognized a non-cash gain of $497 and a non-cash gain of $490 during the three months ended June 30, 2025 and 2024, respectively, and a non-cash gain of $427 and $910 during the six months ended June 30, 2025 and 2024, respectively, resulting from the change in fair value of the private warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

GPO Convertible Note

The GPO Convertible Note was recognized as a liability on June 30, 2023 issuance date at its estimated fair value of $36,583. The estimated fair value of the GPO Convertible Note was determined based on a trinomial lattice model. The following table presents the assumptions used to determine the fair value of the GPO Convertible Note at June 30, 2025 and at December 31, 2024:

	June 30, 2025	December 31, 2024
Common stock share price	$0.54	$1.07
Risk free rate	3.7%	4.3%
Yield	19.5%	18.0%
Expected volatility	50.0%	50.0%
Expected term (years)	3.0	3.5

Dragonfly Seller Convertible Notes

The Dragonfly Seller Convertible Notes were recognized as a liability in connection with the acquisition on January 27, 2023 at a fair value of $8,635. As of June 30, 2025 and December 31, 2024, the estimated fair value of the Dragonfly Seller Convertible Notes were $9,839 and $8,979, respectively. The non-cash loss of $35 and $63 (excluding the non-cash gain recognized from the January 2025 conversion) was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2025. The unrealized change in the fair value of the Dragonfly Seller Convertible Note of $1,264 is recorded in accumulated other comprehensive income for the six months ended June 30, 2024 and the non-cash gain was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss in the amount of a gain of $357 and $404 for the three and six months ended June 30, 2024, respectively. The following table presents the assumptions used to determine the fair value of the Dragonfly Seller Convertible Notes at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Common stock share price	$0.54	$1.07
Risk free rate	3.7%	4.3%
Yield	21.0%	19.5%
Expected volatility	50.0%	50.0%
Expected term (years)	2.6	3.1

Era Third Convertible Note

The Third Era Convertible Note was issued in aggregate principal amount of $5,769. The Company elected to account for the Third Era Convertible Notes using the fair value option. The fair market value of the Third Era Convertible Note at issuance was $4,728 and $5,209 at June 30, 2025. The non-cash loss of $295 and $481 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2025, respectively. The following table presents the assumptions used to determine the fair value of the Era Third Convertible Note at June 30, 2025 and the date of issuance of March 17, 2025:

	June 30, 2025	March 17, 2025
Common stock share price	$0.54	$1.05
Risk free rate	3.8%	3.9%
Yield	23.0%	23.0%
Expected volatility	97.0%	94.0%
Expected term (years)	2.7	3.0

Financial liabilities with the amended Legacy Notes

Pursuant to the terms of the amended Legacy Notes, during the three months ended June 30, 2025 the Company converted $4,812 of the Legacy Notes into 7,193,145 Common Shares. At June 30, 2025, the Company has recognized a non-current liability on the condensed consolidated balance sheet of $700 reflecting the difference between the amount of the cash raised and the Applicable Amount converted. The resulting non-cash charge of $669 is recognized in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. The Company has not identified any additional impairments to be recorded during the three and six months ended June 30, 2025 and 2024.

There were no transfers of assets or liabilities between levels during the six months ended June 30, 2025 and 2024.

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

Note 17. Subsequent Events

The Company has evaluated subsequent events through August 15, 2025, the date that the financial statements were available to be issued.

TimeBase Disposition

On May 2, 2025, the Company announced it had entered into an agreement to sell its Australian subsidiary, TimeBase Pty. Ltd. (“TimeBase”). On July 1, 2025, the Company closed the sale of TimeBase for $6.6 million in cash. Net proceeds from the sale were used to repay $3.2 million in principal and accrued interest on the Prior Senior Term Loan.

Debt

Amended Legacy Notes

On July 30, 2025, the Company and the holders of the Amended Legacy Notes agreed to extend the original maturity date to August 15, 2025. On August 12, 2025 the Company satisfied its obligations under the Amended Legacy Notes by paying the holders $3.6 million cash.

2025 Senior Term Loan

On August 5, 2025, the Company entered into that certain financing agreement (the "Financing Agreement"), by and among the Company, as parent guarantor, the Company's domestic subsidiaries party thereto as borrowers and guarantors, the lenders from time to time party thereto, and MGG Investment Group LP, as collateral agent and as administrative agent, pursuant to which the lenders agreed to advance $75.0 million which matures on August 12, 2029 (the "2025 Senior Term Loan").

On August 12, 2025 the Company closed on the 2025 Senior Term Loan and received net proceeds of $72.9 million. Proceeds from the 2025 Senior Term Loan and the initial tranche of the Debentures (as defined below) were used to retire all obligations under the Prior Senior Term Loan, to retire its obligations under its Amended Legacy Notes, to retire $30.0 million of aggregate principal amount under the GPO Convertible Note, to fund estimated transaction expenses and for general corporate purposes.

The 2025 Senior Term Loan ranks senior to all other debt and is secured by a first priority lien on substantially all of the Company's assets. Obligations under the 2025 Senior Term Loan bear interest at variable rates, set at the Company’s option, based on a reference rate plus 7%, or the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus 8%. Interest is payable in cash monthly in arrears.

The 2025 Senior Term Loan is repayable in consecutive quarterly installments on the last business day of each March, June, September and December of each fiscal year commencing September 30, 2025, in an amount equal to (i) $468,750 with respect to each payment due on September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026 and (ii) $937,500 with respect to each payment due thereafter, with the remaining principal amount due at the maturity of the 2025 Senior Term Loan in August 2029 or such earlier time as it may become payable. The Company also agreed to pay the lenders certain fees on a quarterly basis during the time the 2025 Senior Term Loan remains outstanding, and an exit fee upon its maturity date or earlier termination.

The Financing Agreement also contains four financial covenants: a minimum cash balance requirement, a minimum ARR requirement, a minimum adjusted EBITDA requirement, and a capital expenditure limitation.

The Financing Agreement also includes covenants limiting the ability of the Company and its subsidiaries, subject to certain exceptions, to, among other things, (i) incur indebtedness, (ii) incur liens on their assets, (iii) enter into any transaction of merger, consolidation or amalgamation, liquidate, wind up or dissolve, or dispose of all or substantially all of their property or business, (iv) dispose of any of their property, or, issue or sell any shares of a subsidiary’s stock, (v) make any payment or prepayment for any subordinated indebtedness, pay any earn-out payment, seller debt or deferred purchase price payments, or (vi) declare or pay any dividend or make any other distribution. The Financing Agreement also contains certain events of default, including, among others, (i) failure to pay, (ii) breach of representations and warranties, (iii) breach of covenants, subject to any cure periods described therein, and (iv) failure to pay principal or interest on any other material debt.

Purchase Agreement, Convertible Debentures and Registration Rights Agreement

In conjunction with the establishment of the 2025 Term Loan and in order to fund the GPO Redemption (defined below), on August 5, 2025 (the “Purchase Agreement Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”), with YA II PN, Ltd (“YA”), pursuant to which the Company will issue YA convertible debentures in an aggregate principal amount of approximately $33.3 million (the “Debentures”) for a total cash purchase price of approximately $30.0 million, subject to satisfaction of certain closing conditions.

On August 12, 2025, the initial tranche of Debentures comprising $21.0 million in stated principal amount were issued to YA, in accordance with the Purchase Agreement, with the Company receiving net proceeds of $18.9 million.

The remaining $12.3 million of Debentures (the "Second Tranche") will be issued on or about the date of the effectiveness of a registration statement that the Company has agreed to file with the Securities and Exchange Commission to register the resale of the Debenture Conversion Shares (as defined below) issuable upon conversion of the initial tranche of the Debentures. Net proceeds of approximately $11.1 million from the Second Tranche are expected to be used to retire the Company's remaining obligations under its Third Era Convertible Note, to fund estimated transaction expenses and for general corporate purposes.

The Company’s obligations under the Purchase Agreement and the Debentures are guaranteed by FiscalNote, Inc., a wholly owned subsidiary of the Company, and are contractually subordinated to the Company’s obligations under its senior secured indebtedness, including the 2025 Senior Term Loan, and the 2025 GPO Note (as defined below). The Debentures mature on February 12, 2027 (the "YA Maturity Date") and bear interest at a rate of 5% per annum or 18% per annum in the event of an event of default.

At any time prior to the YA Maturity Date and subject to certain ownership and conversion limitations, YA is entitled to convert any portion of the principal amount of the Debentures and accrued interest thereon into shares of the Company’s Class A Common Stock the "Debenture Conversion Shares") at a conversion price equal to 94% of the lowest daily volume weighted average trading price (“VWAP”) during the five trading days prior to the conversion date, subject to a floor price of $0.25, which is subject to downward adjustment equal to 20% of the average daily VWAPs for the five trading days prior to the earlier of (i) the date of effectiveness of the registration statement, or (ii) February 5, 2026 (the “Floor Price”).

In the event (i) the daily VWAP is less than the Floor Price then in effect for any five trading days during a period of seven consecutive trading days, (ii) the Company has issued substantially all of shares of the Class A Common Stock available for issuance without violating applicable rules of the NYSE, or (iii) YA is unable to utilize a registration statement to resell Debenture Conversion Shares for a period of ten (10) consecutive trading days, then the Company will be required to make certain amortization payments to YA.

The Debentures provide for customary events of default, upon which repayment of the Debentures may be accelerated, including failure to pay any amounts due and owing under the Debentures, failure to timely deliver the Debenture Conversion Shares, an uncured breach of any terms of the Debentures and a default under certain of the Company’s other indebtedness.

Redemption and Exchange Agreement and New GPO Note

In conjunction with the establishment of the 2025 Term Loan, on August 5, 2025, the Company entered into a redemption and exchange agreement with GPO FN Noteholder, LLC (the "Exchange Agreement").

Pursuant to the Exchange Agreement, on August 12, 2025, the Company redeemed $30.0 million of the GPO Convertible Note in exchange for a cash payment of $27.0 million to GPO FN Noteholder, LLC (the "GPO Redemption"). The Company also issued a new $20.4 million senior subordinated promissory note to GPO FN Noteholder, LLC (the "2025 GPO Note") in exchange for, and the cancellation of, the remaining obligations under the existing GPO Convertible Note.

The 2025 GPO Note is guaranteed by the Company’s domestic subsidiaries, which are parties to the 2025 Senior Term Loan, and is contractually subordinated to the Company’s obligations under the 2025 Senior Term Loan. The 2025 GPO Note matures on November 13, 2029 and bears interest at a rate of 7.50% per annum payable quarterly in arrears, in cash or, provided no event of default is then occurring under the 2025 GPO Note, freely tradeable shares of the Company's Class A Common Stock, at the Company’s option, with the value per share determined with reference to the VWAP of the Class A Common Stock over the trading days occurring within the thirty calendar days prior to the applicable interest payment date. At any time prior to November 13, 2029, GPO FN Noteholder, LLC is entitled to convert all or any portion of the principal amount of the 2025 GPO Note and accrued interest thereon into shares of the Company's Class A Common Stock at an initial conversion price of $6.91 per share (subject to customary anti-dilution adjustments) (the "Conversion Price"). Under the terms of the 2025 GPO Note, the Company is required to make quarterly installment payments of $2.0 million of the outstanding principal beginning April 1, 2026 (each such payment date, an "Installment Date") in the form of freely tradeable shares of the Company's Class A Common Stock (the "Installment Shares"), cash, or a combination thereof. Installment Shares shall be issued at a price equal to the lowest of (i) the then-effective Conversion Price under the 2025 GPO Note, (ii) 95% of the VWAP of the Class A Common Stock over the ten trading days immediately preceding the applicable Installment Date and (iii) 95% of the VWAP of the Class A Common Stock over the trading days occurring within the ninety calendar day period immediately preceding the applicable Installment Date.

The 2025 GPO Note provides for customary events of default upon which repayment of the 2025 GPO Note may be accelerated, including failure to pay any amounts due and owing under the 2025 GPO Note, failure to deliver the shares upon a conversion of the 2025 GPO Note, an uncured breach of any terms of the 2025 GPO Note and a default under certain of the Company’s other indebtedness. The 2025 GPO Note includes certain negative covenants related to the Company’s ability to incur indebtedness.

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

Overview

FiscalNote is a leading provider of artificial intelligence (AI) driven policy and regulatory intelligence solutions. It delivers critical, actionable legal and policy insights in a rapidly evolving political, regulatory and macroeconomic environment. By combining AI technology, other technologies with analytics, workflow tools, and expert peer insights, FiscalNote empowers customers to manage policy, address regulatory developments, and mitigate global risk. FiscalNote ingests unstructured legislative and regulatory data, and employs AI and data science to deliver structured, relevant and actionable information in order to facilitate key operational and strategic decisions by global enterprises, midsized and smaller businesses, government institutions, trade groups and nonprofits. FiscalNote delivers that intelligence through its suite of public policy and issues management products, coupled with expert research and analysis of markets and geopolitical events, as well as powerful tools to manage workflows, advocacy campaigns and constituent relationships.

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

Significant Events

Debt Refinance

As described in Note 17 “Subsequent Events” to the condensed consolidated financial statements included elsewhere herein, on August 5 and 12, 2025, the Company entered into, and closed on certain of, a series of transactions whereby the Company (a) retired all of its then outstanding obligations under the senior term loan consummated pursuant to the Credit Agreement with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC entered into concurrent with the Business Combination (the "Prior Senior Term Loan") totaling approximately $62.7 million (including accrued and unpaid interest and deferred finance costs) and replaced it with a $75.0 million new senior term loan maturing in August 2029; (b) issued $21.0 million of Debentures in exchange for $18.9 million of cash; (c) paid the holder of the GPO Convertible Note $27.0 million to redeem $30.0 million of aggregate principal under the GPO Convertible Note and exchanged the GPO Convertible Note for a new convertible note with a principal balance of $20.4 million maturing in November 2029, and (d) retired all of its then outstanding obligations under the Amended Legacy Notes by paying the holders $3.6 million in cash. Further, upon the date of the effectiveness of an initial resale registration statement with the Securities and Exchange Commission, the Company expects to issue another $12.3 million of Debentures whereby the net proceeds of $11.0 million will be used to repay the outstanding obligations under the Third Era Convertible Note, fund estimated transaction expenses and for general corporate purposes.

As a result of these series of transactions, beginning August 12, 2025, the Company's annualized cash interest payments will be approximately $9.0 million (based on current SOFR interest rates), and its principal repayments will be approximately $1.9 million during year one, and approximately $3.8 million thereafter.

Factors Impacting the Comparability of Our Operating Results

Dispositions

On March 31, 2025, we completed the sale of Dragonfly and Oxford Analytica for $40.3 million in cash. The Company recorded a gain of $15.4 million from the sale of Dragonfly and Oxford Analytica during the six months ended June 30, 2025.

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

On March 11, 2024, we completed the sale of Board.org for $90.9 million in cash at closing. The Company recorded a gain on sale of business of $71.5 million during the six months ended June 30, 2024.

These businesses contributed the following:

•
Subscription revenue of approximately $4.0 million for the three months ended June 30, 2024 and approximately $3.5 million and $10.6 million for the six months ended June 30, 2025 and 2024, respectively.
•
Non-subscription revenue of approximately $0.7 million for the three months ended June 30, 2024 and approximately $0.7 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.
•
ARR of approximately $14.2 million at December 31, 2024.

On July 1, 2025, we completed the sale of Timebase (see Note 17, Subsequent Events in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more details). Timebase's contributions to FiscalNote were as follows:

•
Subscription revenue of approximately $0.3 million for the three months ended June 30, 2025 and 2024 and approximately $0.6 million for the six months ended June 30, 2025 and 2024, respectively.
•
ARR of approximately $1.2 and $1.4 million at June 30, 2025 and December 31, 2024, respectively.

Product rationalization

From time to time, management reviews the Company’s existing products and services based on their financial profile and other strategic factors. In connection with such reviews, management decided to cease actively selling and therefore sunset certain non-core products, representing, in aggregate subscription revenue of approximately $0.1 million and $0.1 million during the three months ended June 30, 2025 and 2024, respectively, and approximately $0.2 million and $0.3 million during the six months ended June 30, 2025 and 2024, respectively.

At the beginning of the second quarter of 2025 the Company had approximately 456 employees. As a result of the Company's business dispositions, product rationalization, business simplification, and cost takeout actions, the Company's full-time equivalent headcount reduced by approximately 17 from the beginning of the second quarter of 2025 through June 30, 2025. As a result, the Company has seen a reduction in overall cash costs across all operating expenses. Management will continue evaluating for additional rationalization opportunities to further reduce the complexity of the business and reduce ongoing operating expenses.

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

Annual Recurring Revenue (“ARR”)

Approximately 92% of our revenues are subscription based. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for subsequent periods. We use ARR as a measure of our revenue trend and an indicator of our future revenue opportunity from existing recurring subscription customer contracts. We calculate ARR on a parent account level by annualizing the contracted subscription revenue, and our total ARR as of the end of a period is the aggregate thereof. ARR is not adjusted for the impact of any known or projected future customer cancellations, upgrades or downgrades, or price increases or decreases. The amount of actual revenue that we recognize over any 12-month period is likely to differ from ARR at the beginning of that period, sometimes significantly. This may occur due to timing of the revenue bookings during the period, cancellations, upgrades, or downgrades and pending renewals. ARR should be viewed independently of revenue as it is an operating metric and is not intended to be a replacement or forecast of revenue. Our calculation of ARR may differ from similarly titled metrics presented by other companies.

Our ARR at June 30, 2025 and December 31, 2024, was $85.9 million and $107.5 million, respectively. ARR at June 30, 2024 and December 31, 2024, excluding products we discontinued in 2023, and the impact of the sale of Board.org, Aicel, Oxford Analytica, and Dragonfly, was $93.6 million and $93.3 million, respectively.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. We calculate NRR at our parent account level. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the level of our revenue base, the level of penetration within our customer base, expansion of products and features, the timing of renewals, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. NRR, excluding the impact of Board.org, Aicel, Oxford Analytica, and Dragonfly, was 96% and 98% for the three months ended June 30, 2025 and 2024, respectively.

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

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues accounted for approximately 92% and 93% of our total revenues for the six months ended June 30, 2025 and 2024.

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

Comparison of the Consolidated Results for the Three and Six Months Ended June 30, 2025 and June 30, 2024

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Revenues:
Subscription	$21,380	$27,151	$(5,771)	(21.3)%	$46,612	$56,777	$(10,165)	(17.9)%
Advisory, advertising, and other	1,884	2,095	(211)	(10.1)%	4,163	4,581	(418)	(9.1)%
Total revenues	23,264	29,246	(5,982)	(20.5)%	50,775	61,358	(10,583)	(17.2)%

Operating expenses:
Cost of revenues, including amortization	4,948	6,863	(1,915)	(27.9)%	11,932	14,107	(2,175)	(15.4)%
Research and development	2,267	3,205	(938)	(29.3)%	5,370	6,685	(1,315)	(19.7)%
Sales and marketing	6,692	9,001	(2,309)	(25.7)%	14,451	18,416	(3,965)	(21.5)%
Editorial	3,472	4,453	(981)	(22.0)%	8,270	9,113	(843)	(9.3)%
General and administrative	11,378	11,260	118	1.0%	27,676	27,336	340	1.2%
Amortization of intangible assets	1,934	2,420	(486)	(20.1)%	4,265	5,105	(840)	(16.5)%
Transaction (gains) costs, net	-	-	-	NM	-	(4)	4	NM
Total operating expenses	30,691	37,202	(6,511)	(17.5)%	71,964	80,758	(8,794)	(10.9)%
Operating loss	(7,427)	(7,956)	529	(6.6)%	(21,189)	(19,400)	(1,789)	9.2%

Loss (Gain) on sale of business	319	-	319	NM	(15,424)	(71,599)	56,175	NM
Interest expense, net	4,338	5,320	(982)	(18.5)%	9,465	12,682	(3,217)	(25.4)%
Change in fair value of financial instruments	1,577	(854)	2,431	NM	906	(327)	1,233	NM
Loss on debt extinguishment	-	-	-	NM	1,784	-	1,784	100.0%
Other (income) expense, net	405	18	387	NM	435	259	176	68.0%
Net (loss) income before income taxes	(14,066)	(12,440)	(1,626)	13.1%	(18,355)	39,585	(57,940)	NM
(Benefit) provision from income taxes	(795)	324	(1,119)	NM	(834)	1,750	(2,584)	(147.7)%
Net (loss) income	$(13,271)	$(12,764)	$(507)	4.0%	$(17,521)	$37,835	$(55,356)	NM

NM - Not meaningful

Revenue:

Subscription revenue

Subscription revenue of $21.4 million for the three months ended June 30, 2025 decreased $5.8 million, or 21%, from $27.2 million for the three months ended June 30, 2024. Subscription revenue of $46.6 million for the six months ended June 30, 2025 decreased $10.2 million for the six months ended June 30, 2024.

The comparability of our revenues between periods was impacted by the sales of the businesses of Dragonfly, Oxford Analytica, Board.org, and Aicel, described under “Factors Impacting the Comparability of Our Results of Operations” above. The table below presents the primary items that impacted the comparability of our subscription revenues between periods.

	Change for the Three Months Ended		Change for the Six Months Ended
	June 30, 2025 vs June 30, 2024		June 30, 2025 vs June 30, 2024
(In thousands)	$	%	$	%
Revenue change driver:
Decrease from sale of business	(3,969)	(100.0)%	(7,135)	(67.4)%
Decrease from discontinued products	(73)	(40.0)%	(141)	(48.0)%
Decrease from organic business	(1,729)	(7.6)%	(2,889)	(6.0)%
Revenues, net (total change)	$(5,771)	(21.3)%	$(10,165)	(17.9)%

The decrease in subscription revenue during the three and six month periods is largely due to the impact from the sale of businesses of Dragonfly and Oxford Analytica on March 31, 2025. The decrease in organic subscription revenue is primarily the result of customer retention challenges combined with the impact of Federal government cuts.

Advisory, advertising, and other revenue

Advisory, advertising, and other revenue was $1.9 million for the three months ended June 30, 2025, as compared to $2.1 million for the three months ended June 30, 2024. The decrease of $0.2 million, or 10%, was the result of the reduction of revenue from the sales of businesses of $0.7 million partially offset by increases in revenue for advocacy campaigns and advertising.

Advisory, advertising, and other revenue was $4.2 million for the six months ended June 30, 2025, as compared to $4.6 million for the three months ended June 30, 2024. The decrease of $0.4 million, or 9%, was the result of the reduction of revenue from the sales of businesses of $0.7 million partially offset by increases in revenue for advocacy campaigns.

Revenue by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Three Months Ended June 30,		Change
(In thousands)	2025	2024	$	%
North America	$21,699	$23,064	$(1,365)	(5.9)%
Europe	1,255	5,382	(4,127)	(76.7)%
Australia	310	319	(9)	(2.8)%
Asia	-	481	(481)	(100.0)%
Total revenues	$23,264	$29,246	$(5,982)	(20.5)%

	Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%
North America	$43,609	$49,061	$(5,452)	(11.1)%
Europe	6,552	10,651	(4,099)	(38.5)%
Australia	614	622	(8)	(1.3)%
Asia	-	1,024	(1,024)	(100.0)%
Total revenues	$50,775	$61,358	$(10,583)	(17.2)%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North America revenues decreased primarily for the reasons stated above. Asia revenues decreased primarily due to the sale of Aicel in October 2024. Europe revenues decreased primarily due to the sales of Dragonfly and Oxford Analytica on March 31, 2025.

Cost of revenues, including amortization

Cost of revenues, including amortization was $4.9 million for the three months ended June 30, 2025, as compared to $6.9 million for the three months ended June 30, 2024. The decrease of $1.9 million, or 28%, was primarily attributable to the sale of dispositions of $0.9 million combined with a decrease in amortization expense of $0.6 million, which related to the introduction of PolicyNote combined with decreases in third party costs.

Cost of revenues, including amortization was $11.9 million for the six months ended June 30, 2025, as compared to $14.1 million for the six months ended June 30, 2024. The decrease of $2.2 million, or 15%, was primarily attributable to the sale of dispositions of $2.0 million and other decreases in third party costs.

Research and development

Research and development expense was $2.3 million for the three months ended June 30, 2025 as compared to $3.2 million for the three months ended June 30, 2024. The decrease of $0.9 million, or 29%, was primarily attributable to the sale of dispositions of $0.2 million and a result of workforce planning actions.

Research and development expense was $5.4 million for the six months ended June 30, 2025 as compared to $6.7 million for the six months ended June 30, 2024. The decrease of $1.3 million, or 20%, was primarily attributable to the sale of dispositions of $0.4 million and a result of workforce planning actions.

Sales and marketing

Sales and marketing expense was $6.7 million for the three months ended June 30, 2025 as compared to $9.0 million for the three months ended June 30, 2024. The decrease of $2.3 million, or 26%, was primarily attributable to the sale of dispositions of $1.4 million and a result of workforce planning actions.

Sales and marketing expense was $14.5 million for the six months ended June 30, 2025 as compared to $18.4 million for the six months ended June 30, 2024. The decrease of $4.0 million, or 22%, was primarily attributable to the sale of dispositions of $2.6 million and a result of workforce planning actions.

Editorial expense

Editorial expense was $3.5 million for the three months ended June 30, 2025 as compared to $4.5 million for the three months ended June 30, 2024. The decrease of $1.0 million, or 22%, was primarily attributable to the sale of dispositions.

Editorial expense was $8.3 million for the six months ended June 30, 2025 as compared to $9.1 million for the six months ended June 30, 2024. The decrease of $0.8 million, or 9%, was primarily attributable to the sale of dispositions.

General and administrative

General and administrative expense was $11.4 million for the three months ended June 30, 2025 as compared to $11.3 million for the three months ended June 30, 2024. The increase of $0.1 million, or 1%, was primarily attributable to an increase related to $0.5 million of stock compensation expense and overall legal and accounting costs partially offset by decreases related to the sale of dispositions.

General and administrative expense was $27.7 million for the six months ended June 30, 2025 as compared to $27.3 million for the six months ended June 30, 2024. The increase of $0.3 million, or 1%, was primarily attributable to an increase related to increased consulting expenses and compensation expenses partially offset by a decrease in stock compensation expense and decreases related to the sale of dispositions.

Amortization of intangibles

Amortization of intangibles was $1.9 million for the three months ended June 30, 2025 as compared to $2.4 million for the three months ended June 30, 2024.

Amortization of intangibles was $4.3 million for the six months ended June 30, 2025 as compared to $5.1 million for the six months ended June 30, 2024.

Interest expense, net

Interest expense was $4.3 million for the three months ended June 30, 2025 as compared to $5.3 million for the three months ended June 30, 2024. The decrease in interest expense of $1.0 million was primarily due to the repayment of the Prior Senior Term Loan.

Interest expense was $9.5 million for the six months ended June 30, 2025 as compared to $12.7 million for the six months ended June 30, 2024. The decrease in interest expense of $3.2 million was primarily due to the repayment of the Prior Senior Term Loan.

Change in fair value of financial instruments

Change in fair value of financial instruments was a $1.6 million loss for the three months ended June 30, 2025 as compared to a $0.9 million gain for the three months ended June 30, 2024. The change in financial instruments of $2.4 million is primarily related to the changes in the Dragonfly Seller Convertible Notes, Era Note, and GPO Convertible Note partially offset by the change in the fair value adjustment of the warrant liabilities.

Change in fair value of financial instruments was a $0.9 million loss for the six months ended June 30, 2025 as compared to a $0.3 million gain for the six months ended June 30, 2024. The change in financial instruments of $1.2 million is primarily related to the changes in the Dragonfly Seller Convertible Notes, Era Note, and GPO Convertible Note partially offset by the change in the fair value adjustment of the warrant liabilities.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Total revenues	$23,264	$29,246	$50,775	$61,358
Costs of revenue, including amortization of capitalized software development costs and acquired developed technology	(4,948)	(6,863)	(11,932)	(14,107)
Gross Profit	$18,316	$22,383	$38,843	$47,251
Gross Profit Margin	79%	77%	77%	77%
Gross Profit	18,316	22,383	38,843	47,251
Amortization of intangible assets	1,779	2,507	5,311	4,935
Adjusted Gross Profit	$20,095	$24,890	$44,154	$52,186
Adjusted Gross Profit Margin	86%	85%	87%	85%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net (loss) income	$(13,271)	$(12,764)	$(17,521)	$37,835
Income tax (benefit) provision	(795)	324	(834)	1,750
Depreciation and amortization	3,960	5,226	10,078	10,643
Interest expense, net	4,338	5,320	9,465	12,682
EBITDA	(5,768)	(1,894)	1,188	62,910
Loss (Gain) on sale of business (a)	319	-	(15,424)	(71,599)
Stock-based compensation	3,964	3,529	7,339	9,704
Change in fair value of financial instruments (b)	1,577	(854)	906	(327)
Other non-cash charges (c)	662	31	2,801	76
Disposal related costs (d)	971	394	5,945	1,098
Employee severance costs (e)	800	91	2,144	198
Non-capitalizable debt costs	337	224	744	478
Costs incurred related to the Special Committee (f)	167	253	167	453
Non-operating income (g)	(228)	-	(228)	-
Adjusted EBITDA	$2,801	$1,774	$5,582	$2,991
Adjusted EBITDA Margin	12.0%	6.1%	11.0%	4.9%
(a)
Reflects the gain on disposal from the sale of Dragonfly and Oxford Analytica on March 31, 2025 and the gain on sale of Board.org on March 11, 2024.
(b)
Reflects the non-cash impact from the mark to market adjustments on our financial instruments.
(c)
Reflects the non-cash impact of the following: (i) charge of $40 in the first quarter of 2025 and $30 in the second quarter of 2025 related to the unrealized loss on investments; (ii) charge of $315 for fees satisfied with Common Stock of the Company during the first quarter of 2025; (iii) charge of $1,784 from the loss on debt extinguishment during the first quarter of 2025; (iv) charge of $632 in the second quarter of 2025 related to foreign currency translation losses, principally arising from converting a GBP denominated convertible note into USD, (v) non-cash charge of $49 in the first quarter of 2024 and $31 in the second quarter of 2024 related to the unrealized loss on investments; and (vi) gain of $4 in the first quarter of 2024 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021, 2022, and 2023 Acquisitions.
(d)
Reflects the costs incurred related to the sale of Oxford Analytica and Dragonfly in Q1 2025 and Board.org in Q1 2024, principally consisting of transaction advisory, accounting, tax, and legal fees.
(e)
Severance costs associated with workforce changes related to business realignment actions.
(f)
Reflects costs incurred related to the Special Committee.
(g)
Reflects non-operating income from the Transition Services Agreement that was entered into with the acquirer of Dragonfly and Oxford Analytica on March 31, 2025.

Liquidity and Capital Resources

The Company has improved its cash used in operations by approximately $67 million when comparing its cash used in operations for the twelve months ended June 30, 2025 to the cash used in operations for the twelve months ended June 30, 2023. Historically the Company has partially funded its operations through raising equity and debt. At June 30, 2025, the Company’s cash, cash equivalents, restricted cash, and short-term investments was $39.2 million compared to $35.3 million at December 31, 2024.

The Company had a negative working capital balance of $27.9 million (excluding cash and short-term investments) at June 30, 2025 and had an accumulated deficit of $824.4 million and $806.9 million as of June 30, 2025 and December 31, 2024, respectively, and has incurred net losses (excluding the gain on sale of businesses) of $32.9 million for the six months ended June 30, 2025 and $33.8 million for the six months ended June 30, 2024, respectively.

As described in Note 17 “Subsequent Events” to the condensed consolidated financial statements included elsewhere herein, we refinanced a substantial amount of our legacy indebtedness. We believe the impact of these actions provides us the flexibility to fund future operations and provide a path toward generating positive cash flows from operations.

Our ability to maintain our minimum cash requirement, fund our future cash interest and principal repayment requirements under our new 2025 Senior Term Loan and fund our operating expenses and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. The Company has implemented various cost saving measures throughout 2023, 2024, and into 2025 that have also contributed toward our overall improvement in cash flows used in operations.

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, convertible debt, and preferred share issuances. Our principal debt plus paid-in kind interest outstanding as of June 30, 2025 and December 31, 2024 consisted of the following (excluding any fair value adjustments and debt discounts, as applicable):

(In thousands)	June 30, 2025	December 31, 2024
Prior Senior Term Loan	$61,837	$88,595
GPO Convertible Note	50,434	50,434
Amended Legacy Notes	6,525	16,165
Dragonfly Seller Convertible Notes	13,570	13,030
Era Convertible Note	5,769	-
PPP Loan	-	36
Total Principal plus PIK Outstanding	$138,135	$168,260

Prior Senior Term Loan

In connection with the closing of the business combination with DSAC in July 2022, FiscalNote entered into a $150.0 million senior credit agreement with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC (together the "Senior Lenders”), amended in March 2023 to increase the principal amount by $6.0 million. On August 12, 2025 the Prior Senior Term Loan was replaced with the 2025 Senior Term Loan and the Company retired all of its then outstanding obligations with the Senior Lenders with a cash payment of approximately $62.7 million.

The 2025 Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The 2025 Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there are four financial covenants in place at August 12, 2025: a minimum cash balance requirement, minimum annual recurring revenue requirement, an adjusted EBITDA requirement (as defined in the 2025 Senior Term Loan) and a capital expenditure limitation. The Company believes it will maintain future compliance with all of its covenants.

During the six months ended June 30, 2025, we made cash interest payments totaling $4.9 million related to the Prior Senior Term Loan. Pursuant to the terms of the 2025 Senior Term Loan, the Company's quarterly cash interest payments will be approximately $2.3 million, and its principal repayments will be approximately $0.5 million per quarter during year one, and approximately $0.9 million per quarter beginning with the quarter ending September 30, 2026 and thereafter.

See Note 17 “Subsequent Events” to the condensed consolidated financial statements included elsewhere herein.

GPO Convertible Note

On June 30, 2023 the Company issued to GPO FN Noteholder LLC a subordinated convertible promissory note in an initial principal amount of $46.8 million (the “GPO Convertible Note”). At June 30, 2025 the outstanding principal and accrued and unpaid interest was $50.4 million. On August 12, 2025, the Company paid the holder of the GPO Convertible Note $27.0 million in cash to redeem $30.0 million of aggregate principal under the GPO Convertible Note and exchanged the GPO Convertible Note for a new convertible note with a principal balance of $20.4 million maturing in November 2029 (the "2025 GPO Note").

The 2025 GPO Note is guaranteed by the Company’s domestic subsidiaries which are parties to the 2025 Senior Term Loan, and is contractually subordinated to the Company’s obligations under the 2025 Senior Term Loan. The 2025 GPO Note matures on November 13, 2029 and bears interest at a rate of 7.50% per annum payable quarterly in arrears, in cash or, provided no event of default is then occurring under the 2025 GPO Note, freely tradeable shares of the Company's Class A Common Stock, at the Company’s option.

See Note 17 “Subsequent Events” to the condensed consolidated financial statements included elsewhere herein.

Debentures

In conjunction with the establishment of the 2025 Term Loan and in order to fund the Redemption, on August 5, 2025 (the “Purchase Agreement Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”) with YA II PN, Ltd (“YA”), pursuant to which the Company will issue YA convertible debentures in an aggregate principal amount of approximately $33 million (the “Debentures”) for a total cash purchase price of approximately $30 million, subject to satisfaction of certain closing conditions.

On August 12, 2025, $21 million of Debentures were issued to YA, in accordance with the Purchase Agreement, with the Company receiving net proceeds of $18.9 million.

The remaining $12 million of Debentures (the "Second Tranche") will be issued on or about the date of the effectiveness of a resale registration statement with the Securities and Exchange Commission. Net proceeds of $11.1 million from the Second Tranche are expected to be used to retire the Company's obligations under the Third Era Convertible Note, fund estimated transaction expenses and for general corporate purposes.

Convertible Notes

Purchased Original Notes

On March 17, 2025 and March 20, 2025, investors holding two convertible notes originally issued in 2020 and assumed by the Company in connection with the Business Combination, with a principal and accrued paid-in-kind interest balance of $5.7 million (the "Purchased Original Notes"), sold their convertible notes to EGT 11 LLC (the "Exchange Investor"). In connection with the acquisition of the Purchased Original Notes by the Exchange Investor, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) on March 17, 2025, pursuant to which the Company cancelled the Purchased Original Notes and in exchange (i) issued a convertible note to the Exchange Investor, for $5.5 million on March 17, 2025 and (ii) issued a second convertible note for $0.3 million on March 20, 2025 (collectively, the "Third Era Convertible Note"). The acquisition of the Purchased Original Notes by the Exchange Investor and the Exchange Agreement resulted in the extinguishments of the Purchased Original Notes.

Amended Legacy Notes

On March 25, 2025 the Company entered into a letter agreement with the holders of two convertible notes originally issued in 2020, with a principal and accrued paid-in-kind interest balance of $10.9 million modifying certain provisions in favor of each of the holders (the "Amended Legacy Notes"). On July 30, 2025, the Company and the holders of the Amended Legacy Notes agreed to extend the original maturity date to August 15, 2025. On August 12, 2025, the Company retired all of its then outstanding obligations under the Amended Legacy Notes by paying the holders $3.6 million in cash.

See Note 17 “Subsequent Events” to the condensed consolidated financial statements included elsewhere herein.

Dragonfly Seller Convertible Note

On January 27, 2023, we acquired Dragonfly and financed part of the purchase with the issuance of convertible notes. The Dragonfly Convertible Note is subordinate to our 2025 Senior Term Loan, accrues interest of 8% per annum, payable in kind or in cash, and matures in January 2028.

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

Third Era Convertible Note

On March 17, 2025, pursuant to the Exchange Agreement, the Company issued a convertible note to the Exchange Investor, for $5.8 million. Pursuant to the Exchange Agreement, the Company also issued 2,596,050 shares of common stock. The Third Era Convertible Note matures on March 17, 2028, is convertible at the Company's option, and remains outstanding on June 30, 2025.

As described above, upon issuance of the Second Tranche, a portion of the net proceeds from the Second Tranche is expected to be used to repay the outstanding obligations under the Third Era Convertible Note.

See Note 17 “Subsequent Events” to the condensed consolidated financial statements included elsewhere herein.

Capital expenditures

Capital expenditures primarily consist of purchases of capitalized software costs and property and equipment. Our capital expenditures program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment to grow our business. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. Our total capital expenditures were $3.5 million and $4.4 million for the six months ended June 30, 2025 and 2024, respectively.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(2,895)	$(988)
Investing activities	$36,795	$86,951
Financing activities	$(28,817)	$(71,825)
Effect of exchange rates on cash	$116	$(111)
Net change in cash and cash equivalents	$5,199	$14,027

Operating activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, changes in fair value of warrant liabilities, non-cash interest expense, and loss on debt extinguishment, as well as the effect of changes in working capital and other activities.

Cash used in operating activities in the six months ended June 30, 2025 was $2.9 million, an increase of $1.9 million compared to the six months ended June 30, 2024. The primary factors affecting our net operating cash flows during this period was our net loss of $17.5 million, which includes non-cash expense items totaling $13.3 million, including a gain on disposal of business of $15.4 million, non-cash and paid-in kind interest expense of $5.7 million, loss on debt extinguishment of $1.8 million, stock-based compensation expense of $7.3 million, a change in fair value of financial instruments of $0.9 million, non-cash lease expense of $1.0 million, amortization and depreciation of $11.8 million, other non-cash items of $0.2 million and the effect of changes in operating assets and liabilities that resulted in cash inflows of 1.3 million.

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

Investing activities

Net cash provided by investing activities in the six months ended June 30, 2025 was $36.8 million compared to $87.0 million in the six months ended June 30, 2024. Net cash provided by investing activities in the six months ended June 30, 2025 primarily consisted of cash proceeds from the sale of a business of $40.3 million partially offset by cash paid of $3.5 million of capital expenditures primarily related to software development costs. Net cash provided by investing activities in the six months ended June 30, 2024 was $87.0 million, which primarily consisted of cash paid for acquisitions, net of cash acquired of $91.4 million partially offset by cash paid of $4.4 million of capital expenditures primarily related to software development costs.

Financing activities

Net cash used in financing activities in the six months ended June 30, 2025 was $28.8 million, compared to $71.8 million for the six months ended June 30, 2024. Net cash used in financing activities during the six months ended June 30, 2025 primarily consisted of payments of long-term debt and deferred financing costs primarily related to the Amendments to the Credit Agreement of $29.0 million partially offset by cash proceeds from $0.1 million from the proceeds of the exercise of stock options and ESPP purchases. Net cash used in financing activities in the six months ended June 30, 2024 was $71.8 million, which primarily consisted of payments of long-term debt and deferred financing costs primarily related to Amendment 4 to the Credit Agreement and the sale of Board.org of $72.8 million partially offset by the proceeds from the issuance of Era Convertible Notes of $0.8 million and proceeds from the issuance of stock options and ESPP purchases of $0.2 million.

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

Recently Issued Accounting Pronouncements and Tax Reform

For information regarding new accounting pronouncements, and the impact of these pronouncements on our condensed consolidated financial statements, if any, refer to Note 1 of the notes to our financial statements included in this Quarterly Report on Form 10-Q.

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“The Act”) was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The Company is currently evaluating the impact of The Act on its results of operations and will recognize the related tax impacts in the period of enactment.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the six months ended June 30, 2025, as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of

Operations-Critical Accounting Estimates and Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 1, 2025.

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

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue for the three and six months ended June 30, 2025, was impacted by approximately 1.0% compared to the three and six months ended June 30, 2024.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate Prior Senior Term Loan. Our exposure to changes in interest rates is associated with the Prime Rate.

As of June 30, 2025, we had outstanding borrowings on our Prior Senior Term Loan of $61.8 million, which bear cash interest at a floating rate based on the Prime Rate plus an applicable margin. At June 30, 2025, the interest rate on our Prior Senior Term Loan was 12.50%. Assuming no change in the outstanding borrowings on our Prior Senior Term Loan, we estimate that a one percentage point increase in the Prime Rate would increase our annual cash interest expense by approximately $0.6 million.

As a result of the refinancing transaction discussed in Note 8, "Debt" and Note 17, "Subsequent Events" of the condensed consolidated financial statements included elsewhere herein, beginning August 12, 2025, the 2025 Senior Term Loan bears interest at variable rates, set at the Company’s option, based on a reference rate plus 7%, or the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus 8%. Interest is payable in cash monthly in arrears.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2025, except as set forth below.

Sales of a substantial number of our Class A Common Stock into the public market or the perception that such sales might occur, could cause the market price of our Class A Common Stock to decline. Additionally, the issuance of additional shares of our Class A Common Stock will dilute our other stockholders.

Sales of a substantial number of shares of our Class A Common Stock into the public market or the perception that such sales might occur could cause the market price of our Class A Common Stock to decline and may make it more difficult for you to sell your Class A Common Stock at a time and price that you deem appropriate.

Sales of our Class A Common Stock following the expiration of the lock-up periods or pursuant to exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A Common Stock to fall and make it more difficult for you to sell shares of our Class A Common Stock at a time and price that you deem appropriate.

As previously disclosed, we have issued to the Exchange Investor the Third ERA Convertible Note in the aggregate principal amount $5.8 million (the “Principal Amount”) which is convertible into shares of Class A Common Stock (the “Third ERA Convertible Note Underlying Shares”) and in connection therewith, we issued 2,596,050 Class A Common Stock to the Exchange Investor (the “Third ERA Convertible Note Fee Shares”) and issued 300,000 shares of Class A Common Stock to a broker (the “Broker Shares”) to facilitate the liquidation of the Third ERA Convertible Note Fee Shares and Third ERA Convertible Note Underlying Shares. If the sale of the Third ERA Convertible Note Underlying Shares and Third ERA Convertible Note Fee Shares do not generate cash proceeds equal to 145% of the Principal Amount, we will be required to issue additional shares of Class A Common Stock to the Exchange Investor (the “Third ERA Convertible Note Additional Shares”).

On August 12, 2025, we issued the 2025 GPO Note which requires us (i) to satisfy the interest payable thereunder in cash or freely tradeable shares of our Class A Common Stock at our option and (ii) make quarterly installment payments of $2 million of the outstanding principal beginning April 1, 2026 in the form of freely tradeable shares of the Company's Class A Common Stock, cash, or a combination thereof ((i) and (ii) collectively, the “GPO Shares”).

On August 12, 2025, the Company also issued the initial tranche of the Debentures in an aggregate principal amount of approximately $21 million to YA and the Company expects to issue the Second Tranche of the Debentures with an aggregate principal amount of $12 million upon pursuant to the Purchase Agreement. YA is entitled to convert any portion of the principal amount of the Debentures and accrued interest thereon into shares of the Company’s Class A Common Stock (the “Debenture Conversion Shares”), subject to certain limitations.

The issuance of the Third ERA Convertible Note Underlying Shares, Third ERA Convertible Note Fee Shares, Third ERA Convertible Note Additional Shares, Broker Shares, GPO Shares and Debenture Conversion Shares may cause stockholders to experience significant dilution of their ownership interests and cause the market price of our Class A Common Stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than as reported on each of our Current Reports on Form 8-K, we did not have any unregistered sales of equity securities during the three months ended June 30, 2025.

Use of Proceeds

Not applicable

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

2025 Senior Term Loan

As described in more detail under Note 17. Subsequent Events to the unaudited interim condensed consolidated financial statements appearing herein, on August 12, 2025 the Company closed on that certain financing agreement (the “Financing Agreement”), by and among the Company, as parent guarantor, the Company's domestic subsidiaries party thereto as borrowers and guarantors, the lenders from time to time party thereto, and MGG Investment Group LP, as collateral agent and as administrative agent, pursuant to which the lenders agreed to advance $75.0 million which matures on August 12, 2029 (the "2025 Senior Term Loan"), and received net proceeds of $72.9million. Proceeds from the 2025 Senior Term Loan, together with $18.9 million of net proceeds from the issuance of the initial tranche of the Debentures, were used to retire all obligations under the Prior Senior Term Loan, to retire the Amended Legacy Notes, to retire certain of its obligations under the GPO Convertible Note, and to fund estimated transaction expenses and for general corporate purposes. The remaining$12.3 million of Debentures will be issued following the date of the effectiveness of an initial resale registration statement with the Securities and Exchange Commission, with net proceeds used to retire the Company's obligations under the Third Era Convertible Note, to fund estimated transaction expenses and for general corporate purposes.

At the closing, the Company issued the initial tranche of the Debentures in aggregate principal amount of $21.0 million; entered into a registration rights agreement with YA pursuant to which the Company agreed to file a registration statement with the SEC under the Securities Act covering YA’s resale of up to 85,000,000 Debenture Conversion Shares; and issued the 2025 GPO Note in aggregate principal amount of $20.4 million in exchange for, and the cancellation of, the Company’s obligations with respect to the previously existing GPO Convertible Note. Please refer to the Company’s Current Report on Form 8-K filed on August 6, 2025 which previously reported the terms of the agreements and instruments delivered by the Company at the closing.

Departure of Directors or Certain Officers

On August 13, 2025, Michael J. Callahan, a member of the Board of Directors (the “Board”) of FiscalNote Holdings, Inc. (the “Company”), notified the Company of his decision to resign as a director effective on August 27, 2025. He has decided to resign in order to focus on other professional commitments, and not due to any disagreement with the Company on any matter relating to its operations, policies or practices. Mr. Callahan joined the Board in 2017 and currently serves as its Lead Independent Director, Chair of the Corporate Governance Committee, and a member of the Compensation Committee of the Board. He has provided essential guidance to management throughout the Company’s evolution, and the Company is grateful for his service.

Adoption, Modification or Termination of Rule 10-b-5-1 Plans and Certain Other Trading Arrangements

Name and Title	Action	Adoption/ Termination Date	Rule 10-b-5-1(1)	Non-Rule 10-b-5-1(2)	Total Number of Shares of Class A Common Stock to be Sold(3)	Expiration Date
Jon Slabaugh (Chief Financial Officer and Senior Vice President of Corporate Development)	Adoption	May 15, 2025	X		Indeterminable(4)	May 15, 2027(5)
Todd Aman (Chief Legal & Administrative Officer)	Adoption	May 15, 2025	X		Indeterminable(4)	May 15, 2027(5)
Paul Donnell (Chief Accounting Officer)	Adoption	May 15, 2025	X		Indeterminable(4)	May 15, 2027(5)
Tim Hwang (Executive Chair)	Adoption	May 15, 2025	X		Indeterminable(4)	May 15, 2027(5)
Josh Resnik (President and Chief Executive Officer)	Adoption	May 15, 2025	X		Indeterminable(4)	May 15, 2027(5)

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2) “Non-Rule 10b-5-1 trading arrangement,"” as defined in Item 408(ac) of Regulation S-K, in order to permit the officer to satisfy the tax withholding obligations incurred upon the vesting of equity awards via "sell to cover" transactions under the Exchange Act.

(3) Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the trading plan.

(4) Rule 10b5-1 trading arrangement that is intended to provide for “eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from vesting of restricted stock units (RSUs). The number of shares subject to covered RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is not currently determinable as the number will vary based on the market price of our Class A Common Stock and the extent to which vesting conditions are satisfied. This sell-to-cover arrangement provides solely for the automatic sale of shares that would otherwise be issuable in respect of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation.

(5) Unless earlier terminated in accordance with the terms of the plan.

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
10.1+

Amendment No. 6 to Second Amended and Restated Credit and Guaranty Agreement by and among FiscalNote, Inc., CQ-Roll Call, Inc. and VoterVoice, L.L.C. as Borrowers, the Company, FiscalNote Intermediate Holdco, Inc., Fireside 21, LLC, Factsquared, LLC, Predata, Inc., Curate Solutions, Inc., Frontier Strategy Group LLC, and TimeBase Pty. Ltd., as Guarantors, Runway Growth Finance Corp., as administrative agent and collateral agent, and each lender party thereto

Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2025 (File No. 001-39672).
10.2*

Financing Agreement, dated as of August 5, 2025, by and among the Company, as Parent Guarantor, the Company's domestic subsidiaries party thereto as borrowers and guarantors the lenders from time to time party thereto, and MGG Investment Group LP, as collateral agent and as administrative agent

Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2025 (File No. 001-39672).
10.3*	Securities Purchase Agreement, dated as of August 5, 2025, by and between the Company and YA II PN, Ltd.	Exhibit 10.2 to the Current Report on Form 8-K filed on August 6, 2025 (File No. 001-39672).
10.4	Convertible Debenture.	Filed with this report.
10.5	Registration Rights Agreement by and between the Company and YA II PN, Ltd.	Filed with this report.
10.6*	Redemption and Exchange Agreement, dated as of August 5, 2025, by and between the Company and GPO FN Noteholder, LLC.	Exhibit 10.5 to the Current Report on Form 8-K filed on August 6, 2025 (File No. 001-39672).
10.7	Subordinated Convertible Promissory Note Due 2029.	Filed with this report.
10.8	Form of Amendment, dated July 30, 2025, to Letter Agreement dated March 25, 2025.	Exhibit 10.7 to the Current Report on Form 8-K filed on August 5, 2025 (File No. 001-39672).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32	Section 1350 Certifications.	Furnished with this report.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Submitted electronically with this report.

* All schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted schedules to the SEC upon its request.

+ Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish an unredacted copy of the exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISCALNOTE HOLDINGS, INC.

Date: August 15, 2025	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Date: August 15, 2025	By:	/s/ Josh Resnik
Name: Josh Resnik
Title: Chief Executive Officer