Form 10-Q
period 2025-09-30
FiscalNote Holdings, Inc.
filed 2025-11-10
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

FISCALNOTE HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	001-396972	88-3772307
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
1201 Pennsylvania Avenue NW, 6th Floor, Washington, D.C. 20004
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (202) 793-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	NOTE	NYSE
Warrants to purchase 0.131 shares of Class A common stock, each at an exercise price of $11.50 per warrant	NOTE.WS	NYSE

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

As of November 3, 2025, the registrant had 15,018,986 shares of Class A common stock, $0.0001 par value per share, outstanding, and 690,909 shares of Class B common Stock, $0.0001 par value per share, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors,” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity; our prospects, growth, strategies and the markets in which FiscalNote operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting FiscalNote. Factors that may impact such forward-looking statements include:

•
the risk that a protracted U.S. government shutdown negatively affects FiscalNote’s ability to enter into or renew public sector subscription contracts and generate advertising and events revenue as anticipated;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares, and par value)

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$26,682	$28,814
Restricted cash	646	640
Short-term investments	4,511	5,796
Accounts receivable, net	9,713	13,465
Costs capitalized to obtain revenue contracts, net	2,416	3,016
Prepaid expenses	2,810	2,548
Other current assets	2,295	2,908
Total current assets	49,073	57,187

Property and equipment, net	4,354	5,051
Capitalized software costs, net	12,604	15,099
Noncurrent costs capitalized to obtain revenue contracts, net	2,567	3,197
Operating lease assets	14,120	15,620
Goodwill	135,363	159,061
Customer relationships, net	31,880	41,717
Database, net	14,594	16,147
Other intangible assets, net	8,538	13,018
Other non-current assets	773	100
Total assets	$273,866	$326,197

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$6,344	$36
Accounts payable and accrued expenses	7,417	8,462
Deferred revenue, current portion	30,826	35,253
Customer deposits	575	1,850
Operating lease liabilities, current portion	3,292	3,386
Other current liabilities	93	2,266
Total current liabilities	48,547	51,253

Long-term debt, net of current maturities	125,160	147,041
Deferred tax liabilities	586	1,934
Deferred revenue, net of current portion	263	222
Operating lease liabilities, net of current portion	20,139	22,490
Public and private warrant liabilities	1,015	2,458
Other non-current liabilities	2,658	2,968
Total liabilities	198,368	228,366
Commitment and contingencies (Note 16)

Temporary equity (no Class A Common Stock issued and outstanding at September 30, 2025)	-	-

Stockholders' equity:
Class A Common stock ($0.0001 par value, 1,700,000,000 authorized, 14,011,577 and 11,899,532 issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	1	1
Class B Common stock ($0.0001 par value, 9,000,000 authorized, 690,909 issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	-	-
Additional paid-in capital	924,524	899,943
Accumulated other comprehensive income (loss)	248	4,786
Accumulated deficit	(849,275)	(806,899)
Total stockholders' equity	75,498	97,831
Total liabilities, temporary equity and stockholders' equity	$273,866	$326,197

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Subscription	$21,182	$27,238	$67,794	$84,015
Advisory, advertising, and other	1,247	2,201	5,410	6,782
Total revenues	22,429	29,439	73,204	90,797
Operating expenses: (1)
Cost of revenues, including amortization	4,774	6,235	16,706	20,342
Research and development	2,081	3,250	7,451	9,935
Sales and marketing	6,262	9,068	20,713	27,484
Editorial	3,247	4,639	11,517	13,752
General and administrative	13,900	10,622	41,576	37,958
Amortization of intangible assets	1,904	2,436	6,169	7,541
Transaction (gains) costs, net	-	-	-	(4)
Total operating expenses	32,168	36,250	104,132	117,008
Operating loss	(9,739)	(6,811)	(30,928)	(26,211)

Gain on sale of businesses (Note 4)	(1,161)	-	(16,585)	(71,599)
Interest expense, net	3,695	5,585	13,160	18,267
Change in fair value of financial instruments	6,994	3,501	7,900	3,174
Loss on debt extinguishment	6,174	-	7,958	-
Other (income) expense, net	(349)	(341)	86	(82)
Net (loss) income before income taxes	(25,092)	(15,556)	(43,447)	24,029
(Benefit) provision from income taxes	(237)	(621)	(1,071)	1,129
Net (loss) income	(24,855)	(14,935)	(42,376)	22,900
Other comprehensive income	667	1,123	1,030	1,062
Total comprehensive (loss) income	$(24,188)	$(13,812)	$(41,346)	$23,962

Earnings (loss) per share attributable to common shareholders (Note 13):
Basic and Diluted	$(1.73)	$(1.33)	$(3.20)	$2.03
Weighted average shares used in computing earnings (loss) per share attributable to common shareholders:
Basic and Diluted	14,376,802	11,254,174	13,259,124	11,263,344

(1) Amounts include stock-based compensation expenses, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues, including amortization	$44	$116	$104	$324
Research and development	234	454	818	1,138
Sales and marketing	348	486	799	1,182
Editorial	157	200	373	465
General and administrative	2,853	2,925	8,881	10,776

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Temporary Equity		Equity (Deficit)
	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income( loss)	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2023 (as adjusted for the reverse stock split)	-	$-	10,830,896	$1	$860,496	$(622)	$(816,416)	$43,459
Issuance of Class A common stock upon vesting of restricted share units	-	-	72,278	-	-	-	-	-
Issuance of Class A common stock upon exercise of employee stock purchase plan	-	-	16,860	-	196	-	-	196
Stock-based compensation expense	-	-	-	-	6,175	-	-	6,175
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	76	-	-	76
Change in fair value of debt instruments (Note 15)	-	-	-	-	-	5,707	-	5,707
Net income	-	-	-	-	-	-	50,599	50,599
Foreign currency translation loss	-	-	-	-	-	(116)	-	(116)
Balance at March 31, 2024	-	$-	10,920,034	$1	$866,943	$4,969	$(765,817)	$106,096
Issuance of Class A common stock upon vesting of restricted share units	-	-	107,686	-	1	-	-	1
Note conversion	-	-	571,009	-	9,967		-	9,967
Stock-based compensation expense	-	-	-	-	3,529	-	-	3,529
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	8	-	-	8
Net loss	-	-	-	-		-	(12,764)	(12,764)
Foreign currency translation gain	-	-	-	-		55	-	55
Balance at June 30, 2024	-	$-	11,598,729	$1	$880,448	$5,024	$(778,581)	$106,892
Issuance of Class A common stock upon vesting of restricted share units			49,798	-	-	-	-	-
Issuance of Class A common stock upon exercise of employee stock purchase plan			25,628	-	275	-	-	275
Issuance of Class A common stock upon exercise of stock options			-	-	3	-	-	3
Shares issued to satisfy interest on Prior GPO Convertible Note			65,428	-	967	-	-	967
Stock-based compensation expense			-	-	4,181	-	-	4,181
Withholding taxes on net share settlement of stock-based compensation and option exercises			-	-	11	-	-	11
Net loss			-	-	-	-	(14,935)	(14,935)
Foreign currency translation gain			-	-	-	1,123	-	1,123
Balance at September 30, 2024			11,739,583	$1	$885,885	$6,147	$(793,516)	$98,517

Balance at December 31, 2024	-	$-	12,590,442	$1	$899,943	$4,786	$(806,899)	$97,831
Issuance of Class A common stock upon vesting of restricted stock units	-	-	74,041	-	-	-	-	-
Issuance of Class A common stock upon exercise of employee stock purchase plan and exercise of stock options	-	-	13,703	-	148	-	-	148
Dragonfly note conversion	-	-	62,143	-	73	-	-	73
Prior GPO Convertible Note interest conversion	-	-	5,613	-	946	-	-	946
Era Note (Note 8)	216,338	2,719	(100,334)	-	-	-	-	-
Brokerage Shares issued	-	-	25,000	-	315	-	-	315
Accretion of preferred stock to redemption value	-	-	-	-	-	-		-
Exercise of stock options	-	-		-	-	-		-
Stock-based compensation expense	-	-	-	-	3,375	-	-	3,375
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(42)	-	-	(42)
Net loss	-	-	-	-	-	-	(4,250)	(4,250)
Foreign currency translation gain	-	-	-	-	-	301	-	301
Balance at March 31, 2025	216,338	$2,719	12,670,608	$1	$904,758	$5,087	$(811,149)	$98,697
Issuance of Class A common stock upon vesting of restricted stock units	-	$-	200,702	-	-	-	-	-
Prior GPO Convertible Note interest conversion	-	-	140,975	-	956	-	-	956
Note conversion	-	-	599,428	-	4,782	-	-	4,782
Stock-based compensation expense	-	-	-	-	3,965	-	-	3,965
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(84)	-	-	(84)
Net loss	-	-	-	-	-	-	(13,271)	(13,271)
Foreign currency translation gain	-	-	-	-	-	50	-	50
Balance at June 30, 2025	216,338	$2,719	13,611,713	$1	$914,377	$5,137	$(824,420)	$95,095
Issuance of Class A common stock upon exercise of employee stock purchase plan	-	-	23,698	-	128	-	-	128
Issuance of Class A common stock upon vesting of restricted share units	-	-	96,544	-	-	-	-	-
Prior GPO Convertible Note extinguishment (Note 8)	-	-	-	-	-	(4,443)	-	(4,443)
Era Note (Note 8)	(33,758)	(312)	42,218	-	364			364
Era Note Share Return (Note 8)	(182,580)	(2,407)	-	-	-	-	-	-
Convertible Debenture (Note 8)	-	-	478,322	-	2,186	-	-	2,186
Dragonfly change in fair value	-	-	-	-	-	(1,113)	-	(1,113)
Note conversion	-	-	449,991	-	3,939			3,939
Stock-based compensation expense	-	-	-	-	3,635	-	-	3,635
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(105)	-	-	(105)
Net loss	-	-	-	-	-	-	(24,855)	(24,855)
Foreign currency translation gain	-	-	-	-	-	667	-	667
Balance at September 30, 2025	-	-	14,702,486	$1	$924,524	$248	$(849,275)	$75,498

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net (loss) income	$(42,376)	$22,900
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	790	905
Amortization of intangible assets and capitalized software development costs	13,251	14,699
Amortization of deferred costs to obtain revenue contracts	2,471	2,795
Gain on sale of businesses (Note 4)	(16,585)	(71,599)
Non-cash operating lease expense	1,470	1,567
Stock-based compensation	10,975	13,885
Other non-cash expenses	-	4
Bad debt expense	316	201
Change in fair value of acquisition contingent consideration	-	(4)
Unrealized loss on securities	67	95
Change in fair value of financial instruments	7,900	3,174
Deferred income taxes	(1,288)	(838)
Paid-in-kind interest, net	4,201	5,995
Non-cash interest expense	2,602	2,244
Loss on debt extinguishment, net	7,958	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,072	4,149
Prepaid expenses and other current assets	(1,384)	(1,429)
Costs capitalized to obtain revenue contracts, net	(1,742)	(2,155)
Other non-current assets	(7)	163
Accounts payable and accrued expenses	(74)	(3,047)
Deferred revenue	3,510	4,796
Customer deposits	(772)	(928)
Other current liabilities	(999)	1,082
Contingent liabilities from acquisitions, net of current portion	-	(13)
Operating lease liabilities	(2,327)	(2,538)
Other non-current liabilities	(193)	(53)
Net cash used in operating activities	(11,164)	(3,950)

Investing Activities:
Capital expenditures	(5,561)	(6,875)
Cash proceeds from the sale of businesses, net (Note 4)	46,913	91,384
Net cash provided by investing activities	41,352	84,509

Financing Activities:
Proceeds from long-term debt, net of issuance costs	100,985	801
Principal payments of long-term debt	(128,353)	(65,781)
Payment of deferred financing costs	(5,273)	(7,068)
Proceeds from exercise of stock options and employee stock purchase plan purchases	275	474
Net cash used in financing activities	(32,366)	(71,574)

Effects of exchange rates on cash	52	86

Net change in cash, cash equivalents, and restricted cash	(2,126)	9,071
Cash, cash equivalents, and restricted cash, beginning of period	29,454	17,300
Cash, cash equivalents, and restricted cash, end of period	$27,328	$26,371

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock for conversion of debt and interest	$1,902	$10,934
Amounts held in escrow related to the sale of businesses	$738	$285
Property and equipment purchases included in accounts payable	$67	$74

Supplemental Cash Flow Activities:
Cash paid for interest	$7,360	$11,723
Cash paid for taxes	$999	$277

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

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet and its results of operations, including its comprehensive loss, temporary equity, stockholders' equity (deficit), and cash flows. All adjustments are of a normal recurring nature. The results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Reverse Stock Split

On August 22, 2025, the Board approved a 1-for-12 reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock. On August 28, 2025, the Company filed a certificate of amendment to its Certificate of Incorporation (as amended from time to time, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, and the Company’s Class A Common Stock began trading on a split-adjusted basis at market open on September 2, 2025 under the existing symbol “NOTE”.

As a result of the Reverse Stock Split, every 12 shares of the Company’s Common Stock issued and outstanding as of the effective time of the Reverse Stock Split were automatically converted into one share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder received a cash payment in lieu thereof at a price equal to the fraction of one share to which the stockholder would otherwise be entitled multiplied by the closing price per share of Class A Common Stock (as adjusted for the Reverse Stock Split) on the New York Stock Exchange (“NYSE”) on August 29, 2025 the last trading day immediately preceding the effective time of the Reverse Stock Split.

Further, proportionate adjustments were made to the number of shares of Common Stock underlying the Company’s outstanding equity awards and the number of shares issuable under the Company’s equity incentive plans and existing agreements, as well as the exercise price and/or any stock price goals, as applicable. The Reverse Stock Split did not affect the number of authorized shares of Common Stock or the par value of the Common Stock. The Company’s publicly traded warrants continue to be traded on the NYSE under the symbol “NOTE.WS”. However, pursuant to the terms of the applicable warrant agreement, the number of shares of Class A Common Stock issuable on exercise of each warrant was proportionately decreased. Specifically, following effectiveness of the Reverse Stock Split, every warrant to purchase 1.571428 shares of Class A Common Stock (the exchange ratio in place immediately prior to the Reverse Stock Split) now represents the right to purchase 0.130952 shares of Class A Common Stock. Accordingly, the effective per share exercise price is $87.82.

All share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Liquidity and Going Concern

In accordance with Accounting Standards Codification Topic 205-40, Going Concern, the Company evaluates whether there are certain conditions and events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash, cash equivalents, restricted cash, and short-term investments were $31.8 million at September 30, 2025, compared with $35.3 million at December 31, 2024. Further, the Company had a negative working capital balance of $31.3 million (excluding cash and short-term investments) at September 30, 2025 and had an accumulated deficit of $849.3 million and $806.9 million as of September 30, 2025 and December 31, 2024, respectively, and has incurred net losses (excluding the effect of the gain on sale of businesses) of $59.0 million and $48.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Historically, the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company partially funded its operations through raising equity and debt and selling assets. The Company has implemented various cost saving measures throughout 2023, 2024 and 2025 to rationalize its cost structure. Accordingly, the Company has improved its cash used in operations by approximately $35.0 million when comparing its cash used in operations for the twelve months ended September 30, 2025 to the cash used in operations for the twelve months ended September 30, 2023. The Company may execute other strategic actions to maximize stakeholder value, including further expense reductions, sale of all or portions of the business, corporate capital restructuring or formal reorganization, or liquidation of assets.

On August 12, 2025 and September 11, 2025 the Company completed the refinancing of a substantial amount of our legacy indebtedness, including a refinance of its Prior Senior Term Loan (as defined herein) with the 2025 Senior Term Loan (as defined herein). The 2025 Senior Term Loan contains four financial covenants: a minimum cash balance requirement, a minimum ARR requirement, a minimum adjusted EBITDA requirement and a capital expenditure limitation. The Company’s ability to maintain compliance with these financial covenants is based on the Company’s current expectations regarding revenues, improved net retention,, collections, cost structure, current cash burn rate and other operating assumptions, which in part, depend on general economic, financial, competitive, legislative, regulatory, and other conditions. Within one year from the date of this filing, without any actions taken by management and lenders, it is probable that the Company may not be compliant with one, or all, of its financial covenants. At the time that the Company does not maintain compliance with all of its financial covenants, the lenders may declare the amounts outstanding due and payable at which time the Company would not be able to satisfy the lenders' rights. Accordingly, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year from the date of this filing.

If the Company raises funds in the future by issuing equity securities, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If the Company raises funds in the future by issuing additional debt securities, these debt securities could have rights, preferences, and privileges senior to those of common stockholders. The terms of any additional debt securities, borrowings, and/or debt amendments could impose significant restrictions on the Company’s operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. There can be no assurance that any necessary additional financing in the future will be available on terms acceptable to the Company, or at all.

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

Segments

The Company is a leading provider of artificial intelligence ("AI") driven policy and regulatory intelligence solutions and operates out of a single operating segment. The Company derives revenues from customers by delivering critical, actionable legal and policy insights in a rapidly evolving political, regulatory and macroeconomic environment.

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

Fair Value of Financial Instruments

The Company has elected the fair value option for the 2025 GPO Convertible Note, GPO Convertible Note, Dragonfly Seller Convertible Notes, Convertible Debentures, and the Era Convertible Notes, refer to Note 8, Debt for further details. The Company records changes in fair value through the condensed consolidated statement of operations where the portion of the change that results from a change in the instrument-specific credit risk is recorded separately in accumulated other comprehensive income, if applicable. Additionally, under the fair value option, all issuance costs are expensed in the period that the debt is incurred.

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

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. The Company’s cash and cash equivalents at times exceed amounts guaranteed by the Federal Deposit Insurance Corporation. The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At September 30, 2025, approximately 75% of the Company’s cash and cash equivalents were held at JPMorgan Chase Bank, N.A.

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days billings are past due, collection history of each customer, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in sales and marketing expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of September 30, 2025 and December 31, 2024, allowance for credit losses of $1,635 and $1,343, respectively, was included in the accounts receivable, net balance.

No single customer accounted for more than 10% of the Company's accounts receivable balance as of September 30, 2025 and December 31, 2024. Revenues derived from the U.S. Federal Government were 17% of revenues for the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, assets located in the United States were approximately 99% and 85% of total assets, respectively.

As of September 30, 2025 and December 31, 2024, two vendors accounted for more than 10% of the Company's accounts payable balance. During the nine months ended September 30, 2025 and 2024, no vendors represented more than 10% of the total purchases made.

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

In September 2025, the FASB issued ASU No. 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removed the language around project stages that was used to assess when costs could be capitalized for an internal-use software. The update also requires internal-use software to be disclosed under the ASC 360 Property, Plant, and Equipment guidance. The guidance is effective for annual periods beginning after December 15, 2027. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

Note 3. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Subscription	$21,182	$27,238	$67,794	$84,015
Advisory	348	1,123	1,724	3,345
Advertising	282	437	1,237	1,259
Books	1	39	7	220
Other revenue	616	602	2,442	1,958
Total	$22,429	$29,439	$73,204	$90,797

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America	$21,083	$23,073	$64,692	$72,134
Europe	1,346	5,527	7,898	16,178
Australia	-	328	614	950
Asia	-	511	-	1,535
Total	$22,429	$29,439	$73,204	$90,797

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the three months ended September 30, 2024, revenue attributed to the United Kingdom represented approximately 15% of total revenues. For the nine months ended September 30, 2025 and 2024, revenue attributed to the United Kingdom represented approximately 6% and 14% of total revenues, respectively. For the three months ended September 30, 2025 and 2024, revenue attributed to Belgium represented approximately 6% and 4% of total revenues, respectively. For the nine months ended September 30, 2025 and 2024, revenue attributed to Belgium represented approximately 5% and 4% of total revenues, respectively. No other foreign country represented more than five percent of total revenue during the three and nine months ended September 30, 2025 and 2024.

Contract Assets

The Company had contract assets of $886, $1,240, and $1,183 as of September 30, 2025, December 31, 2024, and December 31, 2023, respectively. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the condensed consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2023	$44,405
Sale of Board.org	(9,117)
Revenue recognized in the current period from amounts in the prior balance	(35,869)
New deferrals, net of amounts recognized in the current period	40,594
Effects of foreign currency	378
Balance at September 30, 2024	$40,391

Balance at December 31, 2024	$35,475
Sale of businesses	(7,698)
Revenue recognized in the current period from amounts in the prior balance	(30,933)
New deferrals, net of amounts recognized in the current period	33,772
Effects of foreign currency	473
Balance at September 30, 2025	$31,089

Costs Capitalized to Obtain Revenue Contracts

During the nine months ended September 30, 2025 and 2024, the Company capitalized $1,688 and $2,155, respectively, of costs to obtain revenue contracts. The Company amortized costs capitalized to obtain revenue contracts in the amount of $783 and $910 to sales and marketing expense during the three months ended September 30, 2025 and 2024, respectively, and $2,471 and $2,795 during the nine months ended September 30, 2025 and 2024, respectively. There were no impairments of costs capitalized to obtain revenue contracts for the three and nine months ended September 30, 2025 and 2024.

Unsatisfied Performance Obligations

At September 30, 2025, the Company had $68,900 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this over the next five years.

Note 4. Dispositions

2025 Dispositions

Sale of Oxford Analytica and Dragonfly

On February 21, 2025 (the "Signing Date"), the Company entered into an equity purchase agreement (the "Equity Purchase Agreement") with Factiva Ltd., ("Factiva") a limited company organized under the laws of England and Wales, providing for the sale of all of the outstanding equity interests in each of Dragonfly Eye Limited, a UK private limited company (“Dragonfly”), and The Oxford Analytica International Group, LLC, a Delaware limited liability company (“Oxford” and collectively with Dragonfly, the “Sold Businesses”). At closing of the sale on March 31, 2025, after adjustments based on the Sold Businesses estimated working capital, indebtedness, and transaction expenses, the Company received $40,000 in cash (excluding $400 of the purchase price that was deposited into escrow to satisfy certain potential post-closing purchase price adjustments and indemnification claims and including $813 of cash acquired by Factiva). The Equity Purchase Agreement contains representations, warranties and indemnification obligations of the parties customary for transactions similar to those contemplated by the Equity Purchase Agreement. As a result of the sale, the Company recorded a pre-tax gain on disposal of $15,260. The purchase price is subject to adjustment pursuant to the Equity Purchase Agreement; accordingly, the gain on sale may increase, or decrease, as the case may be, upon finalization of the purchase price.

The proceeds from the sale were used in part to prepay and retire $27,136 of term loans under the Prior Senior Term Loan, and pay $1,793 of related prepayment and exit fees associated with the retired amount. The remaining $11,071 of net proceeds were retained by the Company to pay for related transaction costs, cash taxes that may result from the sale, and general corporate purposes. As part of the sale, the Company recorded a current tax receivable for federal and state income tax of $281.

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

Sale of TimeBase

On May 2, 2025, the Company entered into an agreement to sell the equity of the Company's Australian subsidiary, TimeBase Pty. Ltd. (“TimeBase”). On July 1, 2025 the Company closed the sale of TimeBase. Total consideration was $7,414 comprising a cash payment to the Company of $6,676 and a buyer holdback of $738 (included in Other non-current assets as the buyer holdback is expected to be repaid in the first quarter of 2027). The proceeds from the sale were used in part to prepay and retire $2,978 of term loans under the Prior Senior Term Loan, and pay $197 of related prepayment and exit fees associated with the retired amount. The remaining $3,501 of net proceeds were retained by the Company to pay for related transaction costs, cash taxes that may result from the sale, and general corporate purposes. As a result of the sale of TimeBase, the Company recorded a gain on disposal of $1,325.

The Company determined that Timbase was not a significant subsidiary, and the disposition of TimeBase did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for TimeBase were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements."

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

The proceeds from the sale of Board.org were used in part to prepay $65,700 of term loans under the Prior Senior Term Loan, and pay $7,068 of related prepayment and exit fees associated with the retired amount. The remaining $18,137 of net proceeds were retained by the

Company for general corporate purposes. As part of the sale the Company recorded a current tax liability for federal and state income tax of $1,571 and a non-cash deferred tax charge of $300.

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

The following table details the composition of lease expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$972	$1,170	$3,083	$3,614
Variable lease cost	55	70	169	220
Short-term lease cost	5	77	50	167
Total lease costs	$1,032	$1,317	$3,302	$4,001
Sublease income	$(27)	$(26)	$(81)	$(77)

Cash payments related to operating lease liabilities were $1,282 and $1,462 for the three months ended September 30, 2025 and 2024, respectively and $3,964 and $4,442 for the nine months ended September 30, 2025 and 2024, respectively.

Note 6. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	September 30, 2025			December 31, 2024			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years) September 30, 2025
Customer relationships	$66,570	$(34,690)	$31,880	$76,584	$(34,867)	$41,717	7.2
Developed technology	21,738	(18,586)	3,152	29,015	(23,662)	5,353	5.3
Databases	29,145	(14,551)	14,594	29,135	(12,988)	16,147	7.1
Tradenames	9,325	(4,931)	4,394	10,808	(5,100)	5,708	6.9
Expert network	-	-	-	2,654	(1,715)	939	-
Patents	871	(245)	626	841	(232)	609	17.1
Content library	592	(226)	366	592	(183)	409	6.2
Total	$128,241	$(73,229)	$55,012	$149,629	$(78,747)	$70,882

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $1,904 and $2,435 for the three months ended September 30, 2025 and 2024, respectively, and $6,169 and $7,540 for the nine months ended September 30, 2025 and 2024, respectively.

Amortization of developed technology was recorded as part of cost of revenues, including amortization in the amount of $153 and $531 for the three months ended September 30, 2025 and 2024, respectively, and $519 and $2,059 for the nine months ended September 30, 2025 and 2024, respectively.

The expected future amortization expense for intangible assets as of September 30, 2025 is as follows:

2025 (remainder)	$2,061
2026	8,183
2027	8,178
2028	7,958
2029	7,688
Thereafter	20,944
Total	$55,012

Capitalized software development costs

Capitalized software development costs are as follows:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$36,675	$(24,071)	$12,604	$34,946	$(19,847)	$15,099

During the nine months ended September 30, 2025 and 2024, the Company capitalized interest on capitalized software development costs in the amount of $326 and $393, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues, including amortization in the amount of $1,617 and $1,693 for the three months ended September 30, 2025 and 2024, respectively, and $6,562 and $5,100 for the nine months ended September 30, 2025 and 2024, respectively. The estimated useful life is determined at the time each project is placed in service.

Note 7. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually as of October 1 of each year.

The changes in the carrying amounts of goodwill, which are generally not deductible for tax purposes, are as follows:

Balance at December 31, 2024	$159,061
Sale of Businesses	(24,652)
Impact of foreign currency fluctuations	954
Balance at September 30, 2025	$135,363

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

Note 8. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	September 30, 2025	December 31, 2024
2025 Senior Term Loan	$74,531	$-
2025 GPO Convertible Note	19,223	-
Dragonfly Seller Convertible Notes	11,752	8,979
Convertible Debentures	29,753	-
Prior Senior Term Loan	-	88,595
GPO Convertible Note	-	36,524
Amended Legacy Notes	-	16,165
PPP loan	-	36
Total gross debt	135,259	150,299
Debt issuance costs and debt discount	(3,755)	(3,222)
Total	131,504	147,077
Less: Current maturities	(6,344)	(36)
Total Long-term debt	$125,160	$147,041

2025 Senior Term Loan / Prior Senior Term Loan

2025 Senior Term Loan

On August 5, 2025, the Company entered into a financing agreement (the "Financing Agreement"), by and among the Company, as parent guarantor, the Company's domestic subsidiaries party thereto as borrowers and guarantors, the lenders from time to time party thereto, and MGG Investment Group LP, as collateral agent and as administrative agent, pursuant to which the lenders agreed to advance $75,000 which matures on August 12, 2029 (the "2025 Senior Term Loan"). The 2025 Senior Term Loan ranks senior to all other debt and is secured by a first priority lien on substantially all of the Company's assets. Obligations under the 2025 Senior Term Loan bear interest at variable rates, set at the Company’s option, based on a reference rate plus 7%, or the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus 8%. Interest is payable in cash monthly in arrears. The 2025 Senior Term Loan is repayable in consecutive quarterly installments on the last business day of each March, June, September and December of each fiscal year commencing September 30, 2025, in an amount equal to (i) $469 with respect to each payment due on September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026 and (ii) $938 with respect to each payment due thereafter, with the remaining principal amount due at the maturity of the 2025 Senior Term Loan, or such earlier time as it may become payable. The Company must also pay a quarterly fee commencing on September 30, 2025, in an amount equal to (i) $138 due on September 30, 2025, December 31, 2025, and March 31, 2026 and (ii) $38 with respect to each quarterly payment due thereafter.

The 2025 Senior Term Loan also contains four financial covenants: a minimum cash balance requirement, a minimum ARR requirement, a minimum adjusted EBITDA requirement, and a capital expenditure limitation.

The 2025 Senior Term Loan also includes covenants limiting the ability of the Company and its subsidiaries, subject to certain exceptions, to, among other things, (i) incur indebtedness, (ii) incur liens on their assets, (iii) enter into any transaction of merger, consolidation or amalgamation, liquidate, wind up or dissolve, or dispose of all or substantially all of their property or business, (iv) dispose of any of their property, or, issue or sell any shares of a subsidiary’s stock, (v) make any payment or prepayment for any subordinated indebtedness, pay any earn-out payment, seller debt or deferred purchase price payments, or (vi) declare or pay any dividend or make any other distribution. The 2025 Senior Term Loan also contains certain events of default, including, among others, (i) failure to pay, (ii) breach of representations and warranties, (iii) breach of covenants, subject to any cure periods described therein, and (iv) failure to pay principal or interest on any other material debt.

On August 12, 2025 the Company closed on its 2025 Senior Term Loan and received net proceeds of $72,937 after original issue discount (“OID”) of $2,063, or 2.75%. The Company incurred $960 of lender fees and $962 of fees paid to third parties. OID and capitalized debt issuance costs totaled $3,985 and is treated as a debt discount and will be amortized over the term of the 2025 Senior Term Loan using the effective interest method. Amortization expense for the three months ended September 30, 2025 was $143, and is included within interest expense in the consolidated statements of operations and comprehensive loss. The remaining unamortized debt discount at September 30, 2025 is $3,841, and is reflected net within debt on the condensed consolidated balance sheet.

The Company has elected to pay cash interest based on SOFR, which was 12.23% at September 30, 2025. For the three months ended September 30, 2025, the Company recognized $1,248 of cash interest on the 2025 Senior Term Loan.

Upon maturity, the Company is required to pay in cash the greater of $500 or the fair market value of 60,416 Class A Common Stock of the Company (the “Exit Fee”). The Company will record non-cash interest expense over the life of the 2025 Senior Term Loan to accrete to the minimum Exit Fee due upon maturity. Accordingly, during the three months ended September 30, 2025 the Company recognized $18 of interest expense related to the Exit Fee. At September 30, 2025 $18 of the minimum Exit Fee has been accrued and is included within Other non-current liabilities on the condensed consolidated balance sheet.

Because the Exit Fee is payable in certain redemption scenarios, the Company determined that pursuant to ASC 815 “Derivatives and Hedging” certain of the embedded redemption features meet the definition of a derivative that must be accounted for at fair value with changes in fair value reflected in the consolidated statement of operations and comprehensive income (loss). The fair value of the embedded redemption feature at inception on August 12, 2025 was $90 and was accounted for as a debt premium and will be amortized over the term of the 2025 Senior Term Loan using the effective interest method. Amortization expense for the three months ended September 30, 2025 was $3, and is included within interest expense in the consolidated statements of operations and comprehensive loss. The remaining unamortized debt premium at September 30, 2025 is $87, and is reflected net within debt on the condensed consolidated balance sheet. The fair value of the embedded redemption features at September 30, 2025 was $238 and is included as a contra-liability in Other non-current liabilities on the condensed consolidated balance sheet. The $148 change in fair value of the embedded redemption features from August 12, 2025 to September 30, 2025 is included within Change in fair value of financial instruments on the condensed consolidated statement of operations and comprehensive income (loss).

Prior Senior Term Loan

On July 29, 2022, concurrent with the closing of the Company's Business Combination, FiscalNote, Inc., a wholly owned indirect subsidiary of FiscalNote Holdings, Inc., entered into a senior credit agreement (the "Prior Senior Term Loan") as amended from time to time. The annual interest of the Prior Senior Term Loan consisted of two components: (a) a cash interest component of the greater of (i) Prime Rate plus 5.0% per annum or (ii) 9.0% payable monthly, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly.

In connection with the completion of the sale of Oxford Analytica and Dragonfly on March 31, 2025, the Company also entered into Amendment No. 5 to the Prior Senior Term Loan, pursuant to which, among other things, the lenders consented to releasing the liens on Oxford Analytica and Dragonfly's assets and permitting the consummation of the sale in exchange for the permanent retirement of $27,136 of term loans under the Prior Senior Term Loan and payment of $1,793 of related prepayment and exit fees.

In connection with the completion of the sale of TimeBase on July 1, 2025, the Company also entered into Amendment No. 6 to the Prior Senior Term Loan, pursuant to which, among other things, the lenders consented to releasing TimeBase as a guarantor under the Prior Senior Term Loan, along with the liens granted on the equity and assets of TimeBase and permitting the consummation of the sale in exchange for the permanent retirement of $2,978 of term loans under the Prior Senior Term Loan and payment of $197 of related prepayment and exit fees.

On August 12, 2025, with proceeds from the 2025 Senior Term Loan, the Company retired all of its then outstanding obligations under the Prior Senior Term Loan totaling $62,782 (including accrued and unpaid interest and deferred finance costs). The Company accounted for the retirement of its Prior Senior Term Loan as a debt extinguishment; accordingly, the Company recognized a loss on debt extinguishment of $6,174 during the three months ended September 30, 2025.

For the nine months ended September 30, 2025 and 2024, the Company incurred $5,610 and $11,165 and $448 and $837 of cash interest and paid-in-kind interest, respectively, on the Prior Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the Prior Senior Term Loan.

Amortization of debt issuance costs on the Prior Senior Term Loan is recorded within interest expense in the condensed consolidated statements of operations and comprehensive income (loss) and totaled $424 and $675 for the three months ended September 30, 2025 and 2024 and $2,062 and $1,487 for the nine months ended September 30, 2025 and 2024, respectively.

Convertible Debentures

In conjunction with the establishment of the 2025 Term Loan and in order to fund the GPO Redemption (defined below), on August 5, 2025 (the “Purchase Agreement Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”), with YA II PN, Ltd (“YA”), pursuant to which the Company would issue YA convertible debentures in an aggregate principal amount of up to $33,300 (the “Convertible Debentures”) for a total cash purchase price of $30,000, subject to satisfaction of certain closing conditions.

On August 12, 2025, the initial tranche of Convertible Debentures comprising $21,000 in stated principal amount were issued to YA, in accordance with the Purchase Agreement, with the Company receiving net proceeds of $18,900 (the "First YA Debenture"). On September 11, 2025, the second and final, tranche of Convertible Debentures comprising $12,300 in stated principal amount were issued to YA, in accordance with the Purchase Agreement with the Company receiving net proceeds of $11,000 (the "Second YA Debenture").

The Company’s obligations under the Purchase Agreement and the Convertible Debentures are guaranteed by FiscalNote, Inc., a wholly owned subsidiary of the Company, and are contractually subordinated to the Company’s obligations under its 2025 Senior Term Loan and the 2025 GPO Note. The First YA Debenture matures on February 12, 2027 and the Second YA Debenture matures on March 11, 2027 and both bear interest at a rate of 5% per annum or 18% per annum in the event of an event of default.

At any time prior to the maturity dates, and subject to certain ownership and conversion limitations, YA is entitled to convert any portion of the principal amount of the Convertible Debentures and accrued interest thereon into shares of the Company’s Class A Common Stock (the “Debenture Conversion Shares”) at a conversion price equal to 94% of the lowest daily volume weighted average trading price (“VWAP”) during the five trading days prior to the conversion date, subject to a floor price of $0.8884 (the “Floor Price”).

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

The Convertible Debentures provide for customary events of default, upon which repayment of the Convertible Debentures may be accelerated, including failure to pay any amounts due and owing under the Convertible Debentures, failure to timely deliver the Debenture Conversion Shares, an uncured breach of any terms of the Convertible Debentures and a default under certain of the Company’s other indebtedness.

On September 12, 2025 YA converted $1,803 of principal and accrued interest in exchange for 39,860 shares of the Company’s Class A common stock with a fair value of $2,186. The non-cash charge of $563 recognized upon this conversion was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September, 2025.

The Company elected to account for the First YA Debenture and Second YA Debenture using the fair value option. The fair market value at August 12, 2025 and September 30, 2025 was $29,970 and $29,753, respectively. The unrealized change in the fair value of the First YA Debenture and Second YA Debenture was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a charge of $1,403 for the three months ended September 30, 2025. The Company incurred total interest expense related to the First YA Debenture and Second YA Debenture of $170 for the three months ended September 30, 2025.

2025 GPO Convertible Note / Prior GPO Convertible Note

On June 30, 2023 the Company issued to GPO FN Noteholder LLC (the “GPO Investor”) a subordinated convertible promissory note in an initial principal amount of $46,794 (the “Prior GPO Convertible Note”). Pursuant to the terms of the Prior GPO Convertible Note, paid-in-kind interest accrued from the date of issuance through June 30, 2024. Beginning on July 1, 2024 the Company was required to pay interest with either cash or shares, solely at the discretion of the Company. Accordingly, since September 30, 2024 and through September 30, 2025, the Company issued the GPO Investor 346,059 Class A Common Shares, in the aggregate, in satisfaction of quarterly interest.

In conjunction with the establishment of the 2025 Senior Term Loan, on August 5, 2025, the Company entered into a redemption and exchange agreement with the GPO Investor. Pursuant to the redemption and exchange with the GPO Investor, on August 12, 2025, the Company redeemed $30,000 of the Prior GPO Convertible Note in exchange for a cash payment of $27,000 to the GPO Investor (the "GPO Redemption"). The Company also issued a new senior subordinated promissory note to the GPO Investor in the aggregate amount of $20,434 (the "2025 GPO Convertible Note") in exchange for, and the cancellation of, the remaining obligations under the existing Prior GPO Convertible Note.

The 2025 GPO Convertible Note is guaranteed by the Company’s domestic subsidiaries, which are parties to the 2025 Senior Term Loan, and is contractually subordinated to the Company’s obligations under the 2025 Senior Term Loan. The 2025 GPO Convertible Note matures on November 13, 2029 and bears interest at a rate of 7.50% per annum payable quarterly in arrears, in cash or, provided no event of default is then occurring under the 2025 GPO Convertible Note, freely tradeable shares of the Company's Class A Common Stock, at the Company’s option, with the value per share determined with reference to the VWAP of the Class A Common Stock over the trading days occurring within the thirty calendar days prior to the applicable interest payment date. At any time prior to November 13, 2029, the GPO Investor is entitled to convert all or any portion of the principal amount of the 2025 GPO Convertible Note and accrued interest thereon into shares of the Company's Class A Common Stock at an initial conversion price of $82.92 per share (subject to customary anti-dilution adjustments). Under the terms of the 2025 GPO Convertible Note, the Company is required to make quarterly installment payments of $2,000 of the outstanding principal beginning April 1, 2026 in the form of freely tradeable shares of the Company's Class A Common Stock, cash, or a combination thereof, solely at the determination of the Company. Class A Common Stock issued to satisfy quarterly interest and principal repayments will be issued at a price equal to the lowest of (i) the then-effective Conversion Price under the 2025 GPO Convertible Note, (ii) 95% of the VWAP of the Class A Common Stock over the ten trading days immediately preceding the applicable Installment Date and (iii) 95% of the VWAP of the Class A Common Stock over the trading days occurring within the ninety calendar day period immediately preceding the applicable payment date.

The 2025 GPO Convertible Note provides for customary events of default upon which repayment of the 2025 GPO Convertible Note may be accelerated, including failure to pay any amounts due and owing under the 2025 GPO Convertible Note, failure to deliver the shares upon a conversion of the 2025 GPO Convertible Note, an uncured breach of any terms of the 2025 GPO Convertible Note and a default under certain of the Company’s other indebtedness. The 2025 GPO Convertible Note includes certain negative covenants related to the Company’s ability to incur indebtedness.

The Company elected to account for the 2025 GPO Convertible Note using the fair value option. The fair market value at August 12, 2025 and September 30, 2025 was $18,865 and $19,223, respectively. The unrealized change in the fair value of the 2025 GPO Convertible Note was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a loss of $358 during the three months ended September 30, 2025. The Company incurred total interest expense related to the 2025 GPO Convertible Note of $209 for the three ended September 30, 2025.

The Company accounted for the redemption and exchange with the GPO Investor as a debt extinguishment. Accordingly, the Company recognized a gain of $422 (net of a $4,443 gain previously recognized in other comprehensive income), which is recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

The Company elected to account for the Prior GPO Convertible Note using the fair value option. The fair market value at August 12, 2025 and December 31, 2024 was $41,844 and $36,524, respectively. The unrealized change in the fair value of the Prior GPO Convertible Note was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a loss of $5,398 and $5,320 for the three and nine months ended September 30, 2025, respectively. The Company incurred total interest expense related to the Prior GPO Convertible Note of $452 and $967 for the three months ended September 30, 2025 and 2024 and $2,354 and $2,826 for the nine months ended September 30, 2025 and 2024, respectively.

Convertible Notes

Purchased Original Notes

On March 17, 2025 and March 20, 2025, investors holding two convertible notes originally issued in 2020 and assumed by the Company in connection with the Business Combination, with a principal and accrued paid-in-kind interest balance of $5,769 (the "Purchased Original Notes"), sold their convertible notes to EGT 11 LLC (the "Exchange Investor"). In connection with the acquisition of the Purchased Original Notes by the Exchange Investor, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) on March 17, 2025, pursuant to which the Company cancelled the Purchased Original Notes and in exchange (i) issued a convertible note to the Exchange Investor, for $5,500 on March 17, 2025 and (ii) issued a second convertible note for $269 on March 20, 2025 (collectively, the "Third Era Convertible Note"). The acquisition of the Purchased Original Notes by the Exchange Investor and the Exchange Agreement resulted in the extinguishment of the Purchased Original Notes. Accordingly, the Company recognized a loss on debt extinguishment of $1,784 during the nine months ended September 30, 2025. The Company incurred total interest expense related to the Purchased Original Notes, including the amortization of the various discounts, of $209 during the three months ended September 30, 2024 and $202 and $620 during the nine months ended September 30, 2025 and 2024, respectively.

Amended Legacy Notes

On March 25, 2025 (the "Amendment Date"), the Company entered into a letter agreement (the “Amendment”) with the holders (the "Legacy Investors") of two convertible notes originally issued in 2020 and assumed by the Company in connection with the Business Combination (the "Legacy Notes") with a principal and accrued paid-in-kind interest balance of $10,961 modifying certain provisions in favor of each of the Legacy Investors. The Legacy Notes were unsecured and earned payable in kind interest of 15% per annum, payable annually in arrears. The Maturity Date of the Legacy Notes was July 31, 2025 (the “Original Maturity Date”), however, the Amendment extended the Original Maturity Date to April 15, 2026 (the "Extended Maturity Date"). The repayment of the Legacy Notes may be accelerated upon certain events of default, as defined with the Legacy Notes.

Pursuant to the terms of the amended Legacy Notes, during the nine months ended September 30, 2025 the Company converted $8,136 of the Legacy Notes into 1,049,421 Class A Common Shares.

The Company incurred total interest expense related to the amended Legacy Notes, including the amortization of the various discounts, of $251 and $421 during the three months ended September 30, 2025 and 2024 and $1,153 and $1,209 during the nine months ended September 30, 2025 and 2024, respectively.

On July 30, 2025, the Company and the holders of the Amended Legacy Notes agreed to extend the original maturity date to August 15, 2025. On August 12, 2025, the Company retired all of its then outstanding obligations under the Amended Legacy Notes by paying the holders $3,600 in cash. No extinguishment gain or loss was recognized.

Dragonfly Seller Convertible Notes

In connection with the Company's acquisition of Dragonfly, the Company financed part of the purchase with the issuance of convertible notes. The Dragonfly Convertible Notes were issued in a principal amount of £8,929 pounds sterling (approximately $11,050 on January 23, 2023, the closing date of the acquisition of Dragonfly by the Company), with interest at an annual rate of 8%, which can be paid in cash or paid-in-kind. The paid-in-kind interest will be annually credited to the principal amount. All principal and accrued interest are due upon maturity on January 27, 2028. The Company can convert any portion of the principal and accrued interest at the volume weighted-average price for the five consecutive trading day period ending on the last trading day of the calendar month preceding the date the Company provides notice of conversion to the Sellers. The lender has the right to convert the outstanding principal and accrued interest for FiscalNote common stock at $120.00 per share, subject to adjustment in the event of any stock dividend, stock split, reverse stock split, combination or other similar recapitalization with respect to common stock.

In January 2025 one of the noteholders voluntarily elected to convert £547 pounds sterling (approximately $702) pursuant to the lender conversion right of $10.00 per share; accordingly, the Company issued the holder 5,613 shares of the Company's Class A common stock with a fair value of $67. The non-cash gain of $635 recognized upon this conversion was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2025.

The Company elected to account for the Dragonfly Seller Convertible Notes using the fair value option. The fair market value at September 30, 2025 and at December 31, 2024 was $11,752 and $8,979, respectively. The cumulative unrealized change in the fair value of the Dragonfly Seller Convertible Note of $151 is recorded in accumulated other comprehensive income at September 30, 2025. The non-cash loss of $707 and $770 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2025, respectively. The non-cash loss of $743 and $339 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024, respectively. The Company incurred total interest expense related to the Dragonfly Seller Convertible Notes of $258 and $259 during the three months ended September 30, 2025 and 2024, respectively, and $786 and $747 for the nine months ended September 30, 2025 and 2024, respectively.

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

On April 11, 2024, the Company entered into a letter agreement (the “Letter Agreement”) with Era modifying certain provisions of the First Era Convertible Note and the Co-Pilot Agreement. The Letter Agreement permitted and required the Company to convert approximately $1,599 in aggregate principal amount of the First Era Convertible Note (the “Early Converted Note”). Pursuant to the Letter Agreement, the Company was also required to issue to Era the First Era Convertible Note Partnership Shares. Pursuant to the Letter Agreement, Era had the right to convert the aggregate principal amount of the remaining First Era Convertible Note, but only on or after June 30, 2024, if such conversion right was not cancelled by the terms of the Letter Agreement. On April 11, 2024 and pursuant to the Letter Agreement, the Company issued Era 250,272 shares of Common Stock.

On June 12, 2024 and June 25, 2024 the Company issued the Investor an aggregate amount of 320,735 shares of Common Stock to satisfy its remaining obligations with regards to the First Era Convertible Note and Co-Pilot Agreement. Accordingly, the Company has no obligations outstanding related to the First Era Convertible Note at December 31, 2024 or September 30, 2025.

The Company elected to account for the First Era Convertible Note using the fair value option. The First Era Convertible Note dated December 8, 2023 was recorded at its acquisition date fair value of $5,500. The First Era Convertible Note dated January 5, 2024 was recorded at its acquisition date fair value of $801. The fair market value of the Era Convertible Note dated December 8, 2023 was $5,977 at December 31, 2023. The non-cash loss of $1,506 and $3,189 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024.

Second Era Convertible Note

The Company issued a senior subordinated convertible note to an affiliate of Era ("Era II"), for $5,500 on November 12, 2024 (the "Second Era Convertible Note"). The Second Era Convertible Note had a maturity date of November 12, 2027 and a cash interest rate equal to the applicable federal rate published by the Internal Revenue Service beginning on May 12, 2025. The Company issued 212,427 shares of common stock to Era II (the "Second Era Convertible Note Success Fee Shares") as a success fee and 54,166 shares of common stock to Northland Securities, Inc. to cover brokerage fees incurred by Era II in connection with its liquidating (i) any shares of common stock underlying the Second Era Convertible Note and the Second Era Convertible Note Success Fee Shares and (ii) the shares of common stock underlying the First Era Convertible Note as well as shares of common stock issued pursuant to the Co-Pilot Agreement.

On December 18, 2024 and December 27, 2024 the Company converted all of the outstanding principal of the Second Era Convertible Note and issued Era II, in aggregate, 448,106 shares of common stock. Accordingly, the Company had no obligations outstanding related to the Second Era Convertible Note at December 31, 2024 or September 30, 2025.

The Company elected to account for the Second Era Convertible Note using the fair value option. The Second Era Convertible Note was recorded at its acquisition date fair value of $5,500. The non-cash loss of $2,973 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the fourth quarter of 2024. In January 2025, Era II returned 89,288 shares of common stock pursuant to the terms of the Second Era Convertible Note.

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

Pursuant to the Exchange Agreement, the Company issued 216,337 shares of Common Stock (the “Third Era Convertible Note Fee Shares") to the Exchange Investor as an inducement for the Exchange Investor to exchange the Purchased Original Notes for the Third Era Convertible Note. The Third Era Convertible Note Fee Shares were presented as temporary equity in the condensed consolidated balance sheet at their grant date fair value of $2,719.

As compensation for its brokerage services provided to the Exchange Investor, the Company also issued 25,000 shares of Common Stock to Northland Securities, Inc. (the “Brokerage Fee Shares”) with a fair value of $315 that was reflected as a non-cash charge within general and administrative in the condensed consolidated statements of operations and comprehensive income (loss) during the nine months ended September 30, 2025.

On August 12, 2025, the Company retired all of its then outstanding obligations under the Third Era Convertible Note by paying the holders $8,176 in cash. As a result of the extinguishment, the Company recognized a gain of $634 that was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2025.

PPP Loan

As of September 30, 2025, the Company has no remaining obligations under the PPP Loan balance.

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of September 30, 2025 and December 31, 2024, respectively. These fair values are deemed Level 3 liabilities within the fair value measurement framework.

	September 30, 2025	December 31, 2024
2025 Senior Term Loan	$73,373	$-
2025 GPO Convertible Note	19,223	-
Dragonfly Seller Convertible Notes	11,772	8,979
Convertible Debentures	19,835	-
Prior Senior Term Loan	-	90,679
GPO Convertible Note	-	36,524
Amended Legacy Notes	-	15,728
Total	$124,203	$151,910

Note 9. Stockholders’ Equity and Temporary Equity

Authorized Capital Stock

The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Subsequent to the Closing of the Business Combination, the Company's Class A common stock and public warrants began trading on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE.WS,” respectively. Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of September 30, 2025, the Company had 14,011,577 shares of Class A common stock issued and outstanding.

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

As of September 30, 2025, the Company had 690,909 shares of Class B common stock issued and outstanding.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.0001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. No preferred stock has been issued to date.

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

Temporary Equity

As discussed in Note 8, Debt, the Company issued 216,337 shares of common stock to the Exchange Investor as an inducement for the Exchange Investor to exchange the Purchased Original Notes for the Third Era Convertible Note. Pursuant to ASC 480, “Distinguishing Liabilities from Equity”, at the time of issuance, the Company presented the Third Era Convertible Note Fee Shares as temporary equity as they were not mandatorily redeemable on the issuance date but were redeemable at an unknown time in the future upon an event that would have been outside of the control of the Company. In the third quarter of 2025, the Exchange Investor returned, and the Company subsequently cancelled, 182,580 shares of Class A Common Stock.

Note 10. Earnout Shares and RSUs

The shareholders and other equity holders of Old FiscalNote as described below are entitled to receive up to 1,599,590 additional shares of Class A Common Stock of New FiscalNote (the “Earnout Awards”) in the form of Earnout Shares or as shares reserved for issuances upon settlement of Earnout RSUs, as described below. The Earnout Awards are split into five tranches each consisting of 319,918 shares of Class A Common Stock in New FiscalNote. Certain Old FiscalNote equity holders will receive Earnout Restricted Stock Units (the “Earnout RSUs”), which are settled in Class A Common Stock. The right to receive Earnout Awards will expire on July 29, 2027 (the “Earnout Period”). Each tranche of the Earnout Awards will be issued only when the dollar volume-weighted average price of one share of New FiscalNote Class A common stock is greater than or equal to $126.00, $150.00, $180.00, $240.00, or $300.00, respectively, for any 10 trading days within any period of 20 consecutive trading days during the Earnout Period (collectively, the “Triggering Events”).

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. The Company recognized $43 and $108 of share-based compensation expense during the three and nine months ended September 30, 2025, respectively. The Company recognized $106 and $278 of share-based compensation expense during the three and nine months ended September 30, 2024, respectively. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares are accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive income (loss). The liability of $68 was recorded in other non-current liabilities on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, there was no unrecognized compensation expense related to the Earnout Awards. As of September 30, 2025, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

Note 11. Warrant Liabilities

As a result of the Reverse Stock Split, and pursuant to the terms of the applicable warrant agreement, at September 30, 2025 the Company has 8,358,964 public warrants outstanding to purchase a total of 1,094,625 shares of Class A common stock and 7,000,000 private placement warrants outstanding to purchase a total of 916,666 shares of Class A common stock, with each whole warrant being exercisable to purchase 0.130952 shares of Class A common stock at an effective price per share of $87.82 per whole share.

During the nine months ended September 30, 2025, no public warrants were exercised into shares of Class A common stock. No private placement warrants have been exercised to date. The public and private warrants are accounted for as a liability and have an aggregate fair value of $1,015 at September 30, 2025.

Note 12. Stock-Based Compensation

2022 Long-Term Incentive Plan

In connection with the Business Combination, the Company's board of directors adopted, and its stockholders approved, the 2022 Long-Term Incentive Plan (the “2022 Plan”) under which 1,690,466 shares of Class A common stock were initially reserved for issuance. Effective December 31, 2024, the 2022 Plan was amended to (i) effectuate a one-time increase of 333,333 shares authorized for issuance under the 2022 Plan and (ii) revise the “evergreen” provision of the 2022 Plan such that the number of shares of Class A common stock that are automatically added to the 2022 Plan on January 1st of each year will be increased up to the lesser of (a) five percent (5%) of the total number of shares of Class A common stock outstanding on December 31st of the preceding calendar year or (b) 1,126,977 shares of Class A Common Stock (the “2022 Plan Amendment”). The 2022 Plan Amendment allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, other stock-based awards and cash-based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2022 Plan increases on the first day of each calendar year, continuing through and including January 1, 2027, by the lesser of (a) 1,126,977, (b) three percent (3%) prior to the 2022 Plan Amendment and five percent (5%) after the 2022 Plan Amendment, in each case, the total number of shares of Class A Common Stock outstanding on December 31st of the immediately preceding fiscal year or (c) a lesser number determined by the Company’s board of directors prior to January 1 of a given year. In accordance with this provision, on each of January 1, 2023 and January 1, 2024, the number of shares authorized for issuance under the 2022 Plan increased by 304,199 and 928,309, respectively.

During the nine months ended September 30, 2025, the Company issued 677,848 restricted stock units. At September 30, 2025, 802,120 stock options, 999,138 restricted stock units, and 226,620 performance based restricted stock units remain outstanding. As of September 30, 2025, the Company had 361,799 shares of Class A common stock available for issuance under the 2022 Plan.

The Company recognized $3,599 and $3,853 of stock-based compensation expense for all long term incentive plans in effect during the three months ended September 30, 2025 and 2024, respectively, and $10,648 and $13,092 during the nine months ended September 30, 2025 and 2024, respectively. The Company recognized an expense of $138 and $238 of stock-based compensation expense related to acquisition earnouts during the three and nine months ended September 30, 2024, respectively.

2022 Employee Stock Purchase Plan

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering period or on the last day of the six-month offering period. The plan is defined as compensatory, and accordingly, a stock-based compensation charge of $28 and $46 was recorded as the difference between the fair market value and the discounted purchase price of the Company's common stock for the three months ended September 30, 2025 and 2024 and $115 and $239 for the nine months ended September 30, 2025 and 2024, respectively. The number of shares of Common Stock reserved for issuance under the ESPP will automatically increase on January 1st each year, starting on January 1, 2023 and continuing through and including January 1, 2027, by the lesser of (a) 272,313, (b) one percent (1%) of the total number of shares of all classes of Common Stock outstanding on December 31st of the preceding fiscal year, or (c) a lesser number determined by the Board prior to January 1 of a given year. Pursuant to this provision, on each of January 1, 2024 and January 1, 2025, the number of shares authorized for issuance under the ESPP increased by 108,308 and 125,904, respectively. For the nine months ended September 30, 2025, 37,231 shares have been issued under the ESPP and the Company had 664,343 shares of Class A common stock available for issuance under the ESPP.

2024 Inducement Plan Grants

The Company's board of directors adopted the 2024 Inducement Equity Incentive Plan (the “Plan”). The plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, other stock-based awards and cash-based awards. Under the Plan, 41,666 shares of Class A common stock were initially reserved for issuance.

During 2024, the Company issued 16,666 stock options and 25,000 restricted stock units. At September 30, 2025, 16,666 stock options and 15,285 restricted stock units remain outstanding. The Company recognized $35 and $38 of stock-based compensation expense for this plan in effect during the three months ended September 30, 2025 and 2024, respectively and $104 and $38 for the nine months ended September 30, 2025 and 2024, respectively.

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

The following is a calculation of the basic and diluted earnings per share for the Company's common stock, including a reconciliation between net income attributable to common stockholders used for Basic EPS and Diluted EPS for the three and nine months ended September 30, 2025 and 2024:

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic Earnings Per Share
Numerator:
Net (loss) income used to compute basic and diluted EPS	$(24,855)	$(14,935)	$(42,376)	$22,900
Denominator:
Weighted average common stock outstanding, basic and diluted	14,376,802	11,254,174	13,259,124	11,263,344
Earnings Per Share, basic and diluted	$(1.73)	$(1.33)	$(3.20)	$2.03

Since the Company was in a net loss position during the three months ended September 30, 2024 and the three and nine months ended September 30, 2025, basic net loss per share attributable to common stockholders is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-dilutive securities excluded from diluted loss per share:	2025	2024	2025	2024
Earnout Awards	1,599,591	1,599,591	1,599,591	1,599,591
Restricted stock units	1,241,043	884,607	1,241,043	884,607
2025 GPO Convertible Note/GPO Convertible Note	246,430	500,930	246,430	500,930
Dragonfly Seller Convertible Notes	112,577	95,586	112,577	95,586
Convertible Debentures	7,391,618	-	7,391,618	-
Stock options	-	14,207	-	14,207
Total anti-dilutive securities excluded from diluted loss per share	10,591,259	3,094,921	10,591,259	3,094,921

Note 14. Provision (Benefit) from Income Taxes

Effective Tax Rate

The Company computes its quarterly and year-to-date provisions for income taxes by applying the estimated effective tax rates to the quarterly and year-to-date pre-tax income or losses and adjusting the provisions for discrete tax items recorded in the periods. For the three months ended September 30, 2025 the Company reported a tax benefit of $237 on a pre-tax loss of $25,092, which resulted in an effective tax rate of (0.94) percent. For the nine months ended September 30, 2025, the Company reported a tax benefit of $1,071 on a pre-tax loss of $43,447, which resulted in an effective tax rate of (2.47) percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to the impact of a valuation allowance on the Company’s deferred tax assets and the sale of businesses discussed in Note 4, Dispositions. During the nine months ended September 30, 2025, the Company recorded a discrete tax benefit for the impact of the sale of Dragonfly and Oxford Analytica of $281. During the second quarter ended June 30, 2025, the Company filed a tax accounting method change that created an additional discrete tax benefit of $689.

For the three months ended September 30, 2024, the Company reported a tax provision of $621 on a pre-tax loss of $15,556, which resulted in an effective tax rate of (3.99) percent. For the nine months ended September 30, 2024, the Company reported a tax provision of $1,129 on a pre-tax income of $24,029, which resulted in an effective tax rate of (4.70) percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21 percent primarily due to the impact of a valuation allowance on the Company’s deferred tax assets. During the nine months ended September 30, 2024, the Company recorded a discrete tax charge for the impact of the sale of Board.org of $2,578.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. As of September 30, 2025, the Company reported an uncertain tax position totaling $832 relating to a deduction for shares distributed for services associated with the payment of convertible debt. As of September 30, 2024, the Company reported an uncertain tax position totaling $639 relating to a state tax filing position.

Tax law changes

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“The Act”) was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The Company has recorded an income tax benefit of $46 in the three and nine months ended September 30, 2025 as a result of The Act.

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

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2025 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$6,552	$-	$-	$6,552
Short-term investments	-	4,511	-	4,511
Liabilities:
Public warrants	$553	$-	$-	$553
Private placement warrants	-	462	-	462
2025 GPO Note	-	-	19,223	19,223
Dragonfly Seller Convertible Notes	-	-	11,752	11,752
Convertible Debentures	-	-	29,753	29,753

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2024 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4,836	$-	$-	$4,836
Short-term investments	-	5,796	-	5,796
Liabilities:
Public warrants	$1,338	$-	$-	$1,338
Private placement warrants	-	1,120	-	1,120
Prior GPO Convertible Note	-	-	36,524	36,524
Dragonfly Seller Convertible Notes	-	-	8,979	8,979

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	GPO Convertible Note	Dragonfly Seller Convertible Notes	Era Convertible Note	2025 GPO Note	Convertible Debentures
Balance at December 31, 2024	$36,524	$8,979	$-	$-	$-
Fair value at issuance date	-	-	4,728	18,865	29,970
Change in fair value included in the determination of net (income) loss	5,320	770	481	358	1,403
Change in fair value included in accumulated other comprehensive income	-	1,113	-	-	-
Paid in kind interest	1,902	802	-	-	-
Note and interest conversion	(1,902)	(702)	-	-	(1,620)
Note extinguishment	(41,844)	-	-	-	-
Note settlement	-	-	(5,209)	-	-
Foreign exchange	-	790	-	-	-
Balance at September 30, 2025	$-	$11,752	$-	$19,223	$29,753

Short-Term Investments

The fair value of the short-term investments is based on the quoted market price of the securities on the valuation date. As of September 30, 2025, the estimated fair value of the short-term investments was $4,511. The Company recognized non-cash gain of $4 and a non-cash loss of $15 and a non-cash loss of $67 and $94 for the three and nine months ended September 30, 2025 and 2024, respectively, resulting from the change in fair value of the short-term investments. The change in fair value is recorded in the condensed consolidated statements of operations and comprehensive income (loss).

Public Warrants

The fair value of the public warrants is based on the quoted market price of such warrants on the valuation date. As of September 30, 2025 and December 31, 2024, the estimated fair value of the public warrants was $553 and $1,338, respectively. The Company recognized a non-cash gain of $276 and a non-cash gain of $251 during the three months ended September 30, 2025 and 2024, respectively, and a non-cash gain of $785 and $1,337 during the nine months ended September 30, 2025 and 2024 resulting from the change in fair value of the public warrants, respectively. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

Private Placement Warrants

As of September 30, 2025 and December 31, 2024, the estimated fair value of the private warrants was $462 and $1,120, respectively. The Company recognized a non-cash gain of $231 and a non-cash gain of $210 during the three months ended September 30, 2025 and 2024, respectively, and a non-cash gain of $658 and $1,120 during the nine months ended September 30, 2025 and 2024, respectively, resulting from the change in fair value of the private warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

2025 GPO Note / Prior GPO Convertible Note

The Prior GPO Convertible Note was recognized as a liability on June 30, 2023 issuance date at its estimated fair value of $36,583. The estimated fair value of the Prior GPO Convertible Note was determined based on a trinomial lattice model. On August 12, 2025, the Company extinguished $30,000 of the Prior GPO Convertible Note with a $27,000 cash payment and issued the 2025 GPO Note. The 2025 GPO Note was recognized as a liability at its estimated fair value of $18,865 at its issuance date of August 12, 2025. The non-cash loss of $358 for the 2025 GPO Note was recorded in the change of in the fair value of financial instruments in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively. The following table presents the assumptions used to determine the fair value of the 2025 GPO Note and the Prior GPO Convertible Note at September 30, 2025 and at December 31, 2024:

	2025 GPO Note	2025 GPO Note	Prior GPO Convertible Note	Prior GPO Convertible Note
	September 30, 2025	August 12, 2025	August 12, 2025	December 31, 2024
Common stock share price	$4.63	$6.67	$6.67	$12.84
Risk free rate	3.7%	3.8%	3.7%	4.3%
Yield	14.9%	15.5%	15.1%	18.0%
Expected volatility	50.0%	50.0%	50.0%	50.0%
Expected term (years)	4.1	4.3	2.9	3.5

Dragonfly Seller Convertible Notes

The Dragonfly Seller Convertible Notes were recognized as a liability in connection with the acquisition on January 27, 2023 at a fair value of $8,635. As of September 30, 2025 and December 31, 2024, the estimated fair value of the Dragonfly Seller Convertible Notes were $11,752 and $8,979, respectively. The unrealized change in the fair value of the Dragonfly Seller Convertible Note of $1,113 and the non-cash loss of $707 and $770 (excluding the non-cash gain recognized from the January 2025 conversion) was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2025. The unrealized change in the fair value of the Dragonfly Seller Convertible Note of $1,264 is recorded in accumulated other comprehensive income for the nine months ended September 30, 2024 and the non-cash loss of $743 and $339 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024, respectively. The following table presents the assumptions used to determine the fair value of the Dragonfly Seller Convertible Notes at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Common stock share price	$4.63	$12.84
Risk free rate	3.6%	4.3%
Yield	15.4%	19.5%
Expected volatility	50.0%	50.0%
Expected term (years)	2.3	3.1

Convertible Debentures

The initial tranche of the Convertible Debentures were recognized as a liability on the August 12, 2025 issuance date at its estimated fair value of $18,900 using a Monte Carlo simulation. The second tranche of the Convertible Debentures were recognized as a liability on September 11, 2025 at its estimated fair value of $11,000. The non-cash loss of $1,403 was recorded in the change of in the fair value of financial instruments in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively. The following table presents the assumptions used to determine the fair value of the Convertible Debentures at September 30, 2025, September 11, 2025 and August 12, 2025:

	September 30, 2025	September 11, 2025	August 12, 2025
Common stock share price	$4.63	$5.10	$6.67
Risk free rate	3.65% and 3.64%(a)	3.6%	3.8%
Yield	95.0%	96.0%	98.0%
Expected volatility	97.0%	99.0%	101.0%
Expected term (years)	1.4 and 1.5 (a)	1.5	1.5

(a) - Includes both the First and Second YA Debenture

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. The Company has not identified any impairments to be recorded during the three and nine months ended September 30, 2025 and 2024.

There were no transfers of assets or liabilities between levels during the nine months ended September 30, 2025 and 2024.

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

Note 17. Subsequent Events

The Company has evaluated subsequent events through November 10, 2025, the date that the financial statements were available to be issued.

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

Significant Events

Debt Refinance

As described in Note 8 “Debt” to the condensed consolidated financial statements included elsewhere herein, on August 12, 2025, the Company closed a series of transactions whereby the Company (a) retired all of its then outstanding obligations under the senior term loan consummated pursuant to the Credit Agreement with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC entered into concurrent with the Business Combination (the "Prior Senior Term Loan") totaling approximately $62.7 million (including accrued and unpaid interest and deferred finance costs) and replaced it with a $75.0 million new senior term loan maturing in August 2029; (b) issued $21,9 million of Convertible Debentures in exchange for $18.9 million of cash; (c) paid the holder of the GPO Convertible Note $27.0 million to redeem $30.0 million of aggregate principal under the GPO Convertible Note and exchanged the GPO Convertible Note for a new convertible note with a principal balance of $20.4 million maturing in November 2029 (the "2025 GPO Convertible Note"), and (d) retired all of its then outstanding obligations under the Amended Legacy Notes by paying the holders $3.6 million in cash. On September 11, 2025, the Company issued another $12.3 million of Convertible Debentures whereby the net proceeds of approximately $11.1 million was used to repay the outstanding obligations under the Third Era Convertible Note totaling $8.2 million.

As a result of these series of transactions, beginning August 12, 2025, the Company's annualized cash interest payments will be approximately $9.0 million (based on current SOFR interest rates), and its principal repayments will be approximately $1.9 million during year one, and approximately $3.8 million thereafter.

Factors Impacting the Comparability of Our Operating Results

Dispositions

On July 1, 2025, we completed the sale of TimeBase for $7.4 million comprised of a cash payment to the Company of $6.7 million and a buyer holdback of $0.7 million. The Company recorded a gain of $1.3 million from the sale of TimeBase during the nine months ended September 30, 2025.

On March 31, 2025, we completed the sale of Dragonfly and Oxford Analytica for $40.3 million in cash. The Company recorded a gain of $15.3 million from the sale of Dragonfly and Oxford Analytica during the nine months ended September 30, 2025.

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

On March 11, 2024, we completed the sale of Board.org for $90.9 million in cash at closing. The Company recorded a gain on sale of business of $71.5 million during the nine months ended September 30, 2024.

These businesses contributed the following:

•
Subscription revenue of approximately $4.3 million for the three months ended September 30, 2024 and approximately $4.0 million and $15.5 million for the nine months ended September 30, 2025 and 2024, respectively.
•
Non-subscription revenue of approximately $0.8 million for the three months ended September 30, 2024 and approximately $0.7 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively.
•
ARR of approximately $17.3 and $15.5 million at September 30, 2024 and December 31, 2024, respectively.

At the beginning of the third quarter of 2025 the Company had approximately 439 employees. As a result of the Company's business dispositions, product rationalization, business simplification, and cost takeout actions, the Company's full-time equivalent headcount reduced by approximately 27 from the beginning of the third quarter of 2025 through September 30, 2025. As a result, the Company has seen a reduction in overall cash costs across all operating expenses. Management will continue evaluating for additional rationalization opportunities to further reduce the complexity of the business and reduce ongoing operating expenses.

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

We plan to invest a portion of our available capital resources in building innovative products, attracting new customers and expanding our leadership role in the legal and regulatory information market to drive growth organically. We may also evaluate acquisitions and investment opportunities in complementary businesses to supplement our existing platform, enable us to enter new markets and ensure that we are well positioned to provide critical insights to the regulated sectors of the future. Past acquisitions have enabled us to deliver innovative solutions in new categories and enhance the functionality of our existing products. Strategic acquisitions may be a component of our growth strategy in the future.

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

Annual Recurring Revenue (“ARR”)

Approximately 93% of our revenues are subscription based. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for subsequent periods. We use ARR as a measure of our revenue trend and an indicator of our future revenue opportunity from existing recurring subscription customer contracts. We calculate ARR on a parent account level by annualizing the contracted subscription revenue, and our total ARR as of the end of a period is the aggregate thereof. ARR is not adjusted for the impact of any known or projected future customer cancellations, upgrades or downgrades, or price increases or decreases. The amount of actual revenue that we recognize over any 12-month period is likely to differ from ARR at the beginning of that period, sometimes significantly. This may occur due to timing of the revenue bookings during the period, cancellations, upgrades, or downgrades and pending renewals. ARR should be viewed independently of revenue as it is an operating metric and is not intended to be a replacement or forecast of revenue. Our calculation of ARR may differ from similarly titled metrics presented by other companies.

Our ARR at September 30, 2025 and December 31, 2024, was $84.8 million and $107.5 million, respectively. ARR at September 30, 2024 and December 31, 2024, excluding products we discontinued in 2023, and the impact of the sale of Board.org, Aicel, Oxford Analytica, Dragonfly, and TimeBase was $92.2 million and $91.9 million, respectively.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. We calculate NRR at our parent account level. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the level of our revenue base, the level of penetration within our customer base, expansion of products and features, the timing of renewals, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. NRR, excluding the impact of Board.org, Aicel, Oxford Analytica, Dragonfly, and TimeBase was 98% for the three months ended September 30, 2025 and 2024, respectively.

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

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues accounted for approximately 93% of our total revenues for the nine months ended September 30, 2025 and 2024.

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

Comparison of the Consolidated Results for the Three and Nine Months Ended September 30, 2025 and September 30, 2024

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Revenues:
Subscription	$21,182	$27,238	$(6,056)	(22.2)%	$67,794	$84,015	$(16,221)	(19.3)%
Advisory, advertising, and other	1,247	2,201	(954)	(43.3)%	5,410	6,782	(1,372)	(20.2)%
Total revenues	22,429	29,439	(7,010)	(23.8)%	73,204	90,797	(17,593)	(19.4)%

Operating expenses:
Cost of revenues, including amortization	4,774	6,235	(1,461)	(23.4)%	16,706	20,342	(3,636)	(17.9)%
Research and development	2,081	3,250	(1,169)	(36.0)%	7,451	9,935	(2,484)	(25.0)%
Sales and marketing	6,262	9,068	(2,806)	(30.9)%	20,713	27,484	(6,771)	(24.6)%
Editorial	3,247	4,639	(1,392)	(30.0)%	11,517	13,752	(2,235)	(16.3)%
General and administrative	13,900	10,622	3,278	30.9%	41,576	37,958	3,618	9.5%
Amortization of intangible assets	1,904	2,436	(532)	(21.8)%	6,169	7,541	(1,372)	(18.2)%
Transaction (gains) costs, net	-	-	-		-	(4)	4	(100.0)%
Total operating expenses	32,168	36,250	(4,082)	(11.3)%	104,132	117,008	(12,876)	(11.0)%
Operating loss	(9,739)	(6,811)	(2,928)	43.0%	(30,928)	(26,211)	(4,717)	18.0%

Gain on sale of business	(1,161)	-	(1,161)	100%	(16,585)	(71,599)	55,014	(76.8)%
Interest expense, net	3,695	5,585	(1,890)	(33.8)%	13,160	18,267	(5,107)	(28.0)%
Change in fair value of financial instruments	6,994	3,501	3,493	99.8%	7,900	3,174	4,726	NM
Loss on debt extinguishment	6,174	-	6,174	100%	7,958	-	7,958	100.0%
Other (income) expense, net	(349)	(341)	(8)	2.3%	86	(82)	168	NM
Net (loss) income before income taxes	(25,092)	(15,556)	(9,536)	61.3%	(43,447)	24,029	(67,476)	NM
(Benefit) provision from income taxes	(237)	(621)	384	(61.8)%	(1,071)	1,129	(2,200)	NM
Net (loss) income	$(24,855)	$(14,935)	$(9,920)	66.4%	$(42,376)	$22,900	$(65,276)	NM

NM - Not meaningful

Revenue:

Subscription revenue

Subscription revenue of $21.2 million for the three months ended September 30, 2025 decreased $6.1 million, or 22%, from $27.2 million for the three months ended September 30, 2024. Subscription revenue of $67.8 million for the nine months ended September 30, 2025 decreased $16.2 million for the nine months ended September 30, 2024.

The comparability of our revenues between periods was impacted by the sales of the businesses of Dragonfly, Oxford Analytica, TimeBase, Board.org, and Aicel, described under “Factors Impacting the Comparability of Our Results of Operations” above. The table below presents the primary items that impacted the comparability of our subscription revenues between periods.

	Change for the Three Months Ended		Change for the Nine Months Ended
	September 30, 2025 vs September 30, 2024		September 30, 2025 vs September 30, 2024
(In thousands)	$	%	$	%
Revenue change driver:
Decrease from sale of businesses	(4,274)	(100.0)%	(11,409)	(73.8)%
Decrease from discontinued products	(32)	(31.4)%	(173)	(43.8)%
Decrease from organic business	(1,750)	(7.7)%	(4,639)	(6.0)%
Revenues, net (total change)	$(6,056)	(22.2)%	$(16,221)	(19.3)%

The decrease in subscription revenue during the three and nine month periods is largely due to the impact from the sale of businesses of Dragonfly and Oxford Analytica on March 31, 2025 and TimeBase on July 1, 2025. The decrease in organic subscription revenue is primarily the result of customer retention challenges combined with the impact of Federal government cuts.

Advisory, advertising, and other revenue

Advisory, advertising, and other revenue was $1.2 million for the three months ended September 30, 2025, as compared to $2.2 million for the three months ended September 30, 2024. The decrease of $1.0 million, or 43%, was primarily the result of the reduction of revenue from the sale of businesses in 2024 and 2025.

Advisory, advertising, and other revenue was $5.4 million for the nine months ended September 30, 2025, as compared to $6.8 million for the three months ended September 30, 2024. The decrease of $1.4 million, or 20%, was the result of the reduction of revenue from the sales of businesses of $1.7 million partially offset by increases in revenue for advocacy campaigns.

Revenue by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Three Months Ended September 30,		Change
(In thousands)	2025	2024	$	%
North America	$21,083	$23,073	$(1,990)	(8.6)%
Europe	1,346	5,527	(4,181)	(75.6)%
Australia	-	328	(328)	(100.0)%
Asia	-	511	(511)	(100.0)%
Total revenues	$22,429	$29,439	$(7,010)	(23.8)%

	Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%
North America	$64,692	$72,134	$(7,442)	(10.3)%
Europe	7,898	16,178	(8,280)	(51.2)%
Australia	614	950	(336)	(35.4)%
Asia	-	1,535	(1,535)	(100.0)%
Total revenues	$73,204	$90,797	$(17,593)	(19.4)%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North America revenues decreased primarily for the reasons stated above. Asia revenues decreased primarily due to the sale of Aicel in October 2024. Europe revenues decreased primarily due to the sales of Dragonfly and Oxford Analytica on March 31, 2025. Australia revenues decreased primarily due to sales of TimeBase on July 1, 2025.

Cost of revenues, including amortization

Cost of revenues, including amortization, was $4.8 million for the three months ended September 30, 2025, as compared to $6.2 million for the three months ended September 30, 2024. The decrease of $1.5 million, or 23%, was primarily attributable to the impact from the business dispositions totaling approximately $1.0 million combined with a decrease in amortization expense of $0.4 million, which related to the introduction of PolicyNote.

Cost of revenues, including amortization, was $16.7 million for the nine months ended September 30, 2025, as compared to $20.3 million for the nine months ended September 30, 2024. The decrease of $3.6 million, or 18%, was primarily attributable to the impact from the business dispositions totaling approximately $2.9 million and other decreases in third party costs.

Research and development

Research and development expense was $2.1 million for the three months ended September 30, 2025 as compared to $3.3 million for the three months ended September 30, 2024. The decrease of $1.2 million, or 36%, was primarily attributable to the impact from the business dispositions totaling approximately $0.3 million and a result of workforce planning actions.

Research and development expense was $7.5 million for the nine months ended September 30, 2025 as compared to $9.9 million for the nine months ended September 30, 2024. The decrease of $2.5 million, or 25%, was primarily attributable to the impact from the business dispositions totaling approximately $0.6 million and a result of workforce planning actions.

Sales and marketing

Sales and marketing expense was $6.3 million for the three months ended September 30, 2025 as compared to $9.1 million for the three months ended September 30, 2024. The decrease of $2.8 million, or 31%, was primarily attributable to the impact from the business dispositions totaling approximately $1.7 million and a result of workforce planning actions.

Sales and marketing expense was $20.7 million for the nine months ended September 30, 2025 as compared to $27.5 million for the nine months ended September 30, 2024. The decrease of $6.8 million, or 25%, was primarily attributable to the impact from the business dispositions totaling approximately $4.3 million and a result of workforce planning actions.

Editorial expense

Editorial expense was $3.2 million for the three months ended September 30, 2025 as compared to $4.6 million for the three months ended September 30, 2024. The decrease of $1.4 million, or 30%, was primarily attributable to the impact from the business dispositions.

Editorial expense was $11.5 million for the nine months ended September 30, 2025 as compared to $13.8 million for the nine months ended September 30, 2024. The decrease of $2.2 million, or 16%, was primarily attributable to the impact from the business dispositions.

General and administrative

General and administrative expense was $13.9 million for the three months ended September 30, 2025 as compared to $10.6 million for the three months ended September 30, 2024. The increase of $3.3 million, or 31%, was primarily attributable to an increase related to overall legal and accounting costs associated with the debt transaction discussed in "Significant Events-Debt Refinance" partially offset by decreases from the business dispositions.

General and administrative expense was $41.6 million for the nine months ended September 30, 2025 as compared to $38.0 million for the nine months ended September 30, 2024. The increase of $3.6 million, or 10%, was primarily attributable to an increase related to overall legal and accounting costs associated with the debt transaction discussed in "Significant Events-Debt Refinance" partially offset by a decrease in stock compensation expense and decreases from the business dispositions.

Amortization of intangibles

Amortization of intangibles was $1.9 million for the three months ended September 30, 2025 as compared to $2.4 million for the three months ended September 30, 2024. The decrease was primarily attributable to the impact from the business dispositions.

Amortization of intangibles was $6.2 million for the nine months ended September 30, 2025 as compared to $7.5 million for the nine months ended September 30, 2024. The decrease was primarily attributable to the impact from the business dispositions.

Interest expense, net

Interest expense was $3.7 million for the three months ended September 30, 2025 as compared to $5.6 million for the three months ended September 30, 2024. The decrease in interest expense of $1.9 million was primarily due to the principal repayments made on the Prior Senior Term Loan made throughout 2024 and the first half of 2025 as part of the business dispositions.

Interest expense was $13.2 million for the nine months ended September 30, 2025 as compared to $18.3 million for the nine months ended September 30, 2024. The decrease in interest expense of $5.1 million was primarily due to the principal repayments made on the Prior Senior Term Loan made throughout 2024 and the first half of 2025 as part of the business dispositions.

Change in fair value of financial instruments

Change in fair value of financial instruments was a $7.0 million loss for the three months ended September 30, 2025 as compared to a $3.5 million loss for the three months ended September 30, 2024. The change in financial instruments of $3.5 million is primarily related to the changes in the Dragonfly Seller Convertible Notes, Era Note, Convertible Debentures, Prior GPO Convertible Note, and the 2025 GPO Convertible Note partially offset by the change in the fair value adjustment of the warrant liabilities.

Change in fair value of financial instruments was a $7.9 million loss for the nine months ended September 30, 2025 as compared to a $3.2 million loss for the nine months ended September 30, 2024. The change in financial instruments of $4.7 million is primarily related to the changes in the Dragonfly Seller Convertible Notes, Era Note, Convertible Debentures, Prior GPO Convertible Note, and the 2025 GPO Convertible Note partially offset by the change in the fair value adjustment of the warrant liabilities.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Total revenues	$22,429	$29,439	$73,204	$90,797
Costs of revenue, including amortization of capitalized software development costs and acquired developed technology	(4,774)	(6,235)	(16,706)	(20,342)
Gross Profit	$17,655	$23,204	$56,498	$70,455
Gross Profit Margin	79%	79%	77%	78%
Gross Profit	17,655	23,204	56,498	70,455
Amortization of intangible assets	1,770	2,224	7,081	7,159
Adjusted Gross Profit	$19,425	$25,428	$63,579	$77,614
Adjusted Gross Profit Margin	87%	86%	87%	85%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net (loss) income	$(24,855)	$(14,935)	$(42,376)	$22,900
Income tax (benefit) provision	(237)	(621)	(1,071)	1,129
Depreciation and amortization	3,962	4,961	14,040	15,604
Interest expense, net	3,695	5,585	13,160	18,267
EBITDA	(17,435)	(5,010)	(16,247)	57,900
Gain on sale of businesses (a)	(1,161)	-	(16,585)	(71,599)
Stock-based compensation	3,636	4,181	10,975	13,885
Change in fair value of financial instruments (b)	6,994	3,501	7,900	3,174
Other non-cash charges (c)	6,016	17	8,817	93
Disposal related costs (d)	1,423	40	7,368	1,138
Employee severance costs (e)	211	437	2,355	635
Non-capitalizable debt costs	2,506	49	3,250	527
Costs incurred related to the Special Committee (f)	171	229	338	682
Non-operating income (g)	(181)	-	(409)	-
Adjusted EBITDA	$2,180	$3,444	$7,762	$6,435
Adjusted EBITDA Margin	9.7%	11.7%	10.6%	7.1%
(a)
Reflects the gain on disposal from the sale of TimeBase on July 1, 2025, Dragonfly and Oxford Analytica on March 31, 2025, and the gain on sale of Board.org on March 11, 2024.
(b)
Reflects the non-cash impact from the mark to market adjustments on our financial instruments.
(c)
Reflects the non-cash impact of the following: (i) charge of $40 in the first quarter of 2025, charge of $30 in the second quarter of 2025, and a charge of $9 in the third quarter of 2025 related to the unrealized loss on investments; (ii) charge of $315 for fees satisfied with Common Stock of the Company during the first quarter of 2025; (iii) charge of $1,784 from the loss on debt extinguishment during the first quarter of 2025 and a charge of $6,174 in the third quarter of 2025 from the loss on debt extinguishment; (iv) charge of $632 in the second quarter of 2025 and a gain of $167 in the third quarter of 2025 related to foreign currency translation losses, principally arising from converting a GBP denominated convertible note into USD, (v) non-cash charge of $49 in the first quarter of 2024, charge of $31 in the second quarter of 2024, and a charge of $17 in the third quarter of 2024 related to the unrealized loss on investments; and (vi) gain of $4 in the first quarter of 2024 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021, 2022, and 2023 Acquisitions.
(d)
Reflects the costs incurred related to the sale of TimeBase on July 1, 2025, Oxford Analytica and Dragonfly on March 31, 2025 and Board.org in March 11, 2024, principally consisting of transaction advisory, accounting, tax, and legal fees.
(e)
Severance costs associated with workforce changes related to business realignment actions.
(f)
Reflects costs incurred related to the Special Committee.
(g)
Reflects non-operating income from the Transition Services Agreement that was entered into with the acquirer of Dragonfly and Oxford Analytica on March 31, 2025.

Liquidity and Capital Resources

Historically the Company has partially funded its operations through raising equity and debt. At September 30, 2025, the Company’s cash, cash equivalents, restricted cash, and short-term investments was $31.8 million compared to $35.3 million at December 31, 2024.

The Company had a negative working capital balance of $31.3 million (excluding cash and short-term investments) at September 30, 2025 and had an accumulated deficit of $849.3 million and $806.9 million as of September 30, 2025 and December 31, 2024, respectively, and has incurred net losses (excluding the gain on sale of businesses) of $59.0 million for the nine months ended September 30, 2025 and $48.7 million for the nine months ended September 30, 2024, respectively.

As described in Note 8 “Debt” to the condensed consolidated financial statements included elsewhere herein, we refinanced a substantial amount of our legacy indebtedness. We believe the impact of these actions provides us the flexibility to fund future operations and provide a path toward generating positive cash flows from operations.

Our ability to maintain our minimum cash requirement, fund our future cash interest and principal repayment requirements under our 2025 Senior Term Loan and fund our operating expenses and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. The Company has implemented various cost saving measures throughout 2024 and 2025 that have also contributed toward our overall improvement in cash flows used in operations.

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, and convertible debt. Our principal debt outstanding, including paid-in kind interest as applicable, as of September 30, 2025 and December 31, 2024 consisted of the following (excluding any fair value adjustments and debt discounts, as applicable):

(In thousands)	September 30, 2025	December 31, 2024
2025 Senior Term Loan	$74,531	$-
2025 GPO Convertible Note	20,434	-
Dragonfly Seller Convertible Notes	14,024	13,030
Convertible Debentures	31,500	-
Prior Senior Term Loan	-	88,595
Prior GPO Convertible Note	-	50,434
Amended Legacy Notes	-	16,165
PPP Loan	-	36
Total Principal plus PIK Outstanding	$140,489	$168,260

2025 Senior Term Loan

On August 12, 2025 the Company closed on its new $75.0 million senior term loan that matures on August 12, 2029 (the "2025 Senior Term Loan") and received net proceeds of $72.9 million after original issue discount (“OID”) of $2.1 million, or 2.75%. The Company incurred approximately $1.9 million of lender fees and fees paid to third parties. OID and capitalized debt issuance costs totaled $3,985 and is treated as a debt discount and will be amortized over the term of the 2025 Senior Term Loan using the effective interest method.

Obligations under the 2025 Senior Term Loan bear interest at variable rates, set at the Company’s option, based on a reference rate plus 7%, or the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus 8%. Interest is payable in cash monthly in arrears. The Company has elected to pay cash interest based on SOFR, which was 12.23% at September 30, 2025. For the three months ended September 30, 2025, the Company recognized $1,248 of cash interest on the 2025 Senior Term Loan, representing the cash interest on the 2025 Senior Term Loan from August 12, 2025 to September 30, 2025. Going forward, the Company expects to incur approximately $2.2 million of quarterly cash interest based on current SOFR rates and expected outstanding principal balances.

The 2025 Senior Term Loan is repayable in consecutive quarterly installments on the last business day of each March, June, September and December of each fiscal year commencing September 30, 2025, in an amount equal to (i) $0.5 million with respect to each payment due on September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026 and (ii) $0.9 million with respect to each payment due thereafter, with the remaining principal amount due at the maturity of the 2025 Senior Term Loan, or such earlier time as it may become payable. The Company must also pay a quarterly fee commencing on September 30, 2025, in an amount equal to (i) $0.1 million due on September 30, 2025, December 31, 2025, and March 31, 2026 and (ii) $38 with respect to each quarterly payment due thereafter.

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

On August 12, 2025 the Prior Senior Term Loan was replaced with the 2025 Senior Term Loan and the Company retired all of its then outstanding obligations with a cash payment of approximately $62.7 million.

Convertible Debentures

In conjunction with the establishment of the 2025 Senior Term Loan and in order to fund the GPO Redemption (defined below), on August 5, 2025 (the “Purchase Agreement Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”), with YA II PN, Ltd (“YA”), pursuant to which the Company issued YA convertible debentures in an aggregate principal amount of $33.3 million (the “Convertible Debentures”) for a total cash purchase price of approximately $30.0 million, subject to satisfaction of certain closing conditions.

On August 12, 2025, the initial tranche of Convertible Debentures comprising $21.0 million in stated principal amount were issued to YA, in accordance with the Purchase Agreement, with the Company receiving net proceeds of $18.9 million (the "First YA Debenture"). On September 11, 2025, the second, and final tranche of Debentures comprising $12.3 million in stated principal amount were issued to YA, in accordance with the Purchase Agreement with the Company receiving net proceeds of $11.0 million (the "Second YA Debenture").

The Company’s obligations under the Purchase Agreement and the Debentures are guaranteed by FiscalNote, Inc., a wholly owned subsidiary of the Company, and are contractually subordinated to the Company’s obligations under its 2025 Senior Term Loan and the 2025 GPO Convertible Note. The First YA Debenture matures on February 12, 2027 and the Second YA Debenture matures on March 11, 2027 and both bear interest at a rate of 5% per annum or 18% per annum in the event of an event of default.

At any time prior to the maturity dates, and subject to certain ownership and conversion limitations, YA is entitled to convert any portion of the principal amount of the Debentures and accrued interest thereon into shares of the Company’s Class A Common Stock (the

“Debenture Conversion Shares”) at a conversion price equal to 94% of the lowest daily volume weighted average trading price (“VWAP”) during the five trading days prior to the conversion date, subject to a floor price of $0.8884 (the “Floor Price”).

2025 GPO Convertible Note / Prior GPO Convertible Note

On June 30, 2023 the Company issued to GPO FN Noteholder LLC (the “GPO Investor”) a subordinated convertible promissory note in an initial principal amount of $46.8 million(the “Prior GPO Convertible Note”). Pursuant to the terms of the Prior GPO Convertible Note, paid-in-kind interest accrued from the date of issuance through June 30, 2024. Beginning on July 1, 2024 the Company was required to pay interest with either cash or shares, solely at the discretion of the Company. Accordingly, since September 30, 2024 and through September 30, 2025, the Company issued the GPO Investor 346,059 Class A Common Shares, in the aggregate, in satisfaction of quarterly interest.

In conjunction with the establishment of the 2025 Senior Term Loan, on August 5, 2025, the Company entered into a redemption and exchange agreement with the GPO Investor.

Pursuant to the redemption and exchange with the GPO Investor, on August 12, 2025, the Company redeemed $30,000 of the Prior GPO Convertible Note in exchange for a cash payment of $27,000 to the GPO Investor (the "GPO Redemption"). The Company also issued a new senior subordinated promissory note to the GPO Investor in the aggregate principal amount of $20,434 (the "2025 GPO Convertible Note") in exchange for, and the cancellation of, the remaining obligations under the existing Prior GPO Convertible Note.

The 2025 GPO Convertible Note is guaranteed by the Company’s domestic subsidiaries, which are parties to the 2025 Senior Term Loan, and is contractually subordinated to the Company’s obligations under the 2025 Senior Term Loan. The 2025 GPO Convertible Note matures on November 13, 2029 and bears interest at a rate of 7.50% per annum payable quarterly in arrears, in cash or, provided no event of default is then occurring under the 2025 GPO Convertible Note, freely tradeable shares of the Company's Class A Common Stock, at the Company’s option, with the value per share determined with reference to the VWAP of the Class A Common Stock over the trading days occurring within the thirty calendar days prior to the applicable interest payment date. At any time prior to November 13, 2029, the GPO Investor is entitled to convert all or any portion of the principal amount of the 2025 GPO Convertible Note and accrued interest thereon into shares of the Company's Class A Common Stock at an initial conversion price of $82.92 per share (subject to customary anti-dilution adjustments). Under the terms of the 2025 GPO Convertible Note, the Company is required to make quarterly installment payments of $2.0 million of the outstanding principal beginning April 1, 2026 in the form of freely tradeable shares of the Company's Class A Common Stock, cash, or a combination thereof, solely at the determination of the Company. Class A Common Stock issued to satisfy quarterly interest and principal repayments will be issued at a price equal to the lowest of (i) the then-effective Conversion Price under the 2025 GPO Convertible Note, (ii) 95% of the VWAP of the Class A Common Stock over the ten trading days immediately preceding the applicable Installment Date and (iii) 95% of the VWAP of the Class A Common Stock over the trading days occurring within the ninety calendar day period immediately preceding the applicable payment date..

Dragonfly Seller Convertible Note

On January 27, 2023, we acquired Dragonfly and financed part of the purchase with the issuance of convertible notes. The Dragonfly Convertible Note is subordinate to our 2025 Senior Term Loan, accrues interest of 8% per annum, payable in kind or in cash, and matures in January 2028.

Capital expenditures

Capital expenditures primarily consist of purchases of capitalized software costs and property and equipment. Our capital expenditures program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment to grow our business. We typically fund our capital expenditures through cash flow from operations and external financing. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. Our total capital expenditures were $5.6 million and $6.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(11,164)	$(3,950)
Investing activities	$41,352	$84,509
Financing activities	$(32,366)	$(71,574)
Effect of exchange rates on cash	$52	$86
Net change in cash and cash equivalents	$(2,126)	$9,071

Operating activities

Cash used in operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, stock-based compensation, changes in fair value of warrant liabilities, non-cash interest expense, and loss on debt extinguishment, as well as the effect of changes in working capital and other activities.

Cash used in operating activities in the nine months ended September 30, 2025 was $11.2 million, an increase of $7.2 million compared to the nine months ended September 30, 2024. The primary factors affecting our net operating cash flows during this period was our net loss of $42.4 million, which includes non-cash expense items totaling $34.1 million, including a gain on disposal of business of $16.6 million, non-cash and paid-in kind interest expense of $6.8 million, loss on debt extinguishment of $8.0 million, stock-based compensation expense of $11.0 million, a change in fair value of financial instruments of $7.9 million, non-cash lease expense of $1.5 million, amortization and depreciation of $16.5 million, other non-cash items of $1.0 million and the effect of changes in operating assets and liabilities that resulted in cash outflows of $2.9 million.

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

Investing activities

Net cash provided by investing activities in the nine months ended September 30, 2025 was $41.4 million compared to $84.5 million in the nine months ended September 30, 2024. Net cash provided by investing activities in the nine months ended September 30, 2025 primarily consisted of cash proceeds from the sale of a business of $46.9 million partially offset by cash paid of $5.6 million of capital expenditures primarily related to software development costs. Net cash provided by investing activities in the nine months ended September 30, 2024 was $84.5 million, which primarily consisted of cash paid for acquisitions, net of cash acquired of $91.4 million partially offset by cash paid of $6.9 million of capital expenditures primarily related to software development costs.

Financing activities

Net cash used in financing activities in the nine months ended September 30, 2025 was $32.4 million, compared to $71.6 million for the nine months ended September 30, 2024. Net cash used in financing activities during the nine months ended September 30, 2025 primarily consisted of payments of long-term debt and deferred financing costs primarily related to the repayments of debt obligations of $133.6 million partially offset by cash proceeds from the issuance of debt of $101.0 million and $0.3 million from the proceeds of the exercise of stock options and ESPP purchases. Net cash used in financing activities in the nine months ended September 30, 2024 was $71.6 million, which primarily consisted of payments of long-term debt and deferred financing costs primarily related to Amendment 4 to the Credit Agreement and the sale of Board.org of $72.8 million partially offset by the proceeds from the issuance of Era Convertible Notes of $0.8 million and proceeds from the issuance of stock options and ESPP purchases of $0.5 million.

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

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“The Act”) was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. Adoption of The Act has not had a material impact on the Company.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2025, as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 1, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of inflation risk and fluctuations in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Risk

We use the U.S. Dollar ("USD") as our reporting currency. Our local subsidiaries transact generally in their local currency, considered the functional currency for that subsidiary. Our foreign currency exchange rate risk is related to translation of our assets and liabilities from the subsidiaries' functional currencies to USD. These adjustments are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States as well as the European Union, United Kingdom, and India. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts, growth of our international entities and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our cash denominated in foreign currency. To date, we have not engaged in any hedging strategies. We will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue for the three and nine months ended September 30, 2025, was impacted by approximately 1.0% compared to the three and nine months ended September 30, 2024.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate 2025 Senior Term Loan. Our exposure to changes in interest rates in the future is currently associated with the secured overnight financing rate as determined by the Federal Reserve Bank of New York ("SOFR").

As of September 30, 2025, we had outstanding borrowings on our 2025 Senior Term Loan of $74.5 million, which bear interest at variable rates, set at the Company’s option, based on a reference rate plus 7%, or SOFR plus 8%. At September 30, 2025, the interest rate on our 2025 Senior Term Loan was 12.23% determined based on SOFR plus 8%%. Assuming no change in the outstanding borrowings on our 2025 Senior Term Loan, we estimate that a one percentage point increase in SOFR would increase our annual cash interest expense by approximately $0.7 million.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weakness in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

During the third quarter of 2025, management identified a deficiency in the design of the Company’s internal controls over financial reporting. The deficiency related to the failure to ensure that all manual journal entries throughout fiscal year 2025 were independently reviewed and approved prior to posting, which could impact all financial statement accounts. This deficiency represents a material weakness in the design of certain controls intended to prevent or detect potential misstatements in the financial statements on a timely basis. As of the date of this Form 10-Q, management does not believe this design deficiency resulted in any identified misstatements in the Company’s financial statements and management has concluded that the consolidated financial statements included in this Form 10-Q are fairly stated in all material respects, although the control design deficiency represents a material weakness in the Company’s internal control over financial reporting.

Remediation Plan

Subsequent to the identification of this design deficiency management has implemented and is continuing to implement remediation measures designed to address the underlying control deficiency. Specifically, management implemented a review process to ensure that all manual journal entries are subject to an independent review and approval process prior to posting. The Company is also enhancing documentation and monitoring procedures to ensure the consistent operation of these controls.

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

The protracted U.S. government shutdown has had a negative impact on our revenues, profitability and cash flows, and we expect that such effects will worsen to the extent that the shutdown continues.

In years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result, as is the case as of the filing of this quarterly report. A protracted government shutdown can result in the non-renewal, delay or cancellation of public sector subscription contracts, which negatively affects our revenues, annual recurring revenues and cash flows, as well as our future results. In addition, we may be unable to generate revenue to the extent anticipated from our CQ-Roll Call advertising and events business during a federal government shutdown. We expect the negative impacts of a government shutdown on our results of operations to worsen as the shutdown becomes increasingly protracted, and the Company may be required to reduce costs or take other near-term operational measures that may adversely affect our results in future periods.

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

During the third quarter of 2025, management identified a deficiency in the design of the Company’s internal controls over financial reporting related to the failure to ensure that all manual journal entries were independently reviewed and approved prior to posting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we are not able to remediate the material weakness, or if we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are evaluating steps to remediate the material weakness, we cannot assure you that any measures we may take in the future will be sufficient to remediate the material weakness or avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than as reported on each of our Current Reports on Form 8-K, we did not have any unregistered sales of equity securities during the three months ended September 30, 2025.

Use of Proceeds

Not applicable

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended September 30, 2025.

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

Annex A-2 to the Proxy Statement/Prospectus filed on July 5, 2022 (File No.333-261483).
3.1	Certificate of Incorporation of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
3.2	Certificate of Amendment to Certificate of Incorporation of FiscalNote Holdings, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on August 29, 2025 (File No. 001-396972)
3.3	Bylaws of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.2 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
4.1	Warrant Agreement, dated as of October 28, 2020, by and among Duddell Street Acquisition Corp ad Continental Stock Transfer & Trust Company, as warrant agent.	Exhibit 4.1 of DSAC’s Current Report on Form 8-K filed with the SEC on November 2, 2020 (File No. 333-249207).
4.2	Form of Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on March 20, 2023 (File No. 001-39672).
10.1+

Financing Agreement, dated as of August 5, 2025, by and among the Company, as Parent Guarantor, the Company's domestic subsidiaries party thereto as borrowers and guarantors the lenders from time to time party thereto, and MGG Investment Group LP, as collateral agent and as administrative agent

Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2025 (File No. 001-39672).
10.2+	Securities Purchase Agreement, dated as of August 5, 2025, by and between the Company and YA II PN, Ltd.	Exhibit 10.2 to the Current Report on Form 8-K filed on August 6, 2025 (File No. 001-39672).
10.3+	Convertible Debenture, issued on August 12, 2025.	Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 15, 2025 (File No. 001-39672).
10.4	Registration Rights Agreement, dated as of August 12, 2025, by and between the Company and YA II PN, Ltd.	Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 15, 2025 (File No. 001-39672).
10.5+	Redemption and Exchange Agreement, dated as of August 5, 2025, by and between the Company and GPO FN Noteholder, LLC.	Exhibit 10.5 to the Current Report on Form 8-K filed on August 6, 2025 (File No. 001-39672).
10.6	Subordinated Convertible Promissory Note Due 2029.	Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 15, 2025 (File No. 001-39672).
10.7	Convertible Debenture, issued on September 11, 2025	Filed with this report.
10.8	Form of Amendment, dated July 30, 2025, to Letter Agreement dated March 25, 2025.	Exhibit 10.1 to the Current Report on Form 8-K filed on August 5, 2025 (File No. 001-39672).
10.9	Second Amended and Restated Employment between FiscalNote Holdings, Inc. and Josh Resnik, entered into as of October 31, 2025.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2025 (File No. 001-39672).
10.10	Amended and Restated Employment between FiscalNote Holdings, Inc. and Jon Slabaugh, entered into as of October 31, 2025.	Exhibit 10.2 to the Current Report on Form 8-K filed on October 31, 2025 (File No. 001-39672).
10.11	Form of Retention Award Agreement.	Exhibit 10.3 to the Current Report on Form 8-K filed on October 31, 2025 (File No. 001-39672).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32	Section 1350 Certifications.	Furnished with this report.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Submitted electronically with this report.

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

FISCALNOTE HOLDINGS, INC.

Date: November 10, 2025	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Date: November 10, 2025	By:	/s/ Josh Resnik
Name: Josh Resnik
Title: Chief Executive Officer