Form 10-K
period 2025-12-31
FiscalNote Holdings, Inc.
filed 2026-03-24
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The New York Stock Exchange on June 30, 2025 was $61,350,537.

As of March 9, 2026, the registrant had 18,681,540 shares of Class A common stock, $0.0001 par value per share, outstanding, and 690,909 shares of Class B common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•
FiscalNote's ability to successfully launch new product and service offerings (e.g. relating to political and policy prediction markets or agentic APIs) or to achieve the expected benefits of such offerings, including new sources of revenue;
•
FiscalNote's future capital requirements, as well as its ability to service its repayment obligations and maintain compliance with covenants and restrictions under its existing debt agreements;
•
the risk that the NYSE may delist our Class A Common Stock if we fail to comply with ongoing listing standards;
•
the delisting of our Class A Common Stock from NYSE could trigger an event of default with respect to our indebtedness;
•
demand for FiscalNote's services and the drivers of that demand;
•
the impact of cost reduction initiatives undertaken by FiscalNote;
•
risks associated with past and future strategic transactions, including restructuring, divesting or selling our businesses, products or technologies;
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

iv

•
competition and competitive pressures in the markets in which FiscalNote operates, including larger well-funded companies shifting their existing business models to become more competitive with FiscalNote;
•
the risk that general purpose generative AI platforms and agentic AI tools will directly compete with and reduce demand for custom-built SaaS tools and subscription products;
•
the risk that a future U.S. government shutdown could negatively affect FiscalNote's ability to enter into or renew public sector subscription contracts and generate advertising and events revenue as anticipated;
•
concentration of revenues from U.S. government agencies, changes in the U.S government spending priorities, dependence on winning or renewing U.S. government contracts, delay, disruption or unavailability of funding on U.S. government contracts, and the U.S. government's right to modify, delay, curtail or terminate contracts;
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
•
FiscalNote's ability to adequately protect and maintain its brands and other intellectual property rights; and
•
the possibility any exploration of strategic alternatives does not result in any transaction or other outcome or that any outcome is disruptive to operations and impact financial performance.

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

v

FISCALNOTE HOLDINGS, INC.

FORM 10-K TABLE OF CONTENTS

vi

PART I

Item 1. Business.

Overview

We deliver deep expertise in legislative tracking, regulatory analysis, and stakeholder engagement through PolicyNote, our flagship platform. Built to ensure a complete, real-time view of the policy landscape, PolicyNote delivers extensive policy data integrated with AI-powered monitoring and expert analysis, fueled by the trusted reporting of CQ and Roll Call, and coupled with the grassroots mobilization power of VoterVoice. Our PolicyNote suite rapidly provides users with the clarity on the policy landscape needed to make an impact.

In our core products, we ingest unstructured data on legislative and regulatory developments, and overlay that data with our sophisticated in-house AI and data science expertise to deliver structured, relevant and actionable information that facilitates and informs our customers’ key operational and strategic decisions. In the U.S., we source data at the local, municipal, regional, state, and Federal level. Our portfolio of public policy intelligence products includes PolicyNote, CQ Federal, and Curate. Our products incorporate workflow tools that enable our clients to monitor, manage, collaborate and efficiently organize for action on the issues that matter most to them, integrating global policy intelligence seamlessly into their daily activities. We pair our AI and technology expertise with global policy experts to ensure our customers get the full picture. Our news room also covers Capitol Hill, offering more than 80 years of trusted nonpartisan policy analysis trusted by members of Congress and lobbyists alike. We also offer EU Issue Tracker, which provides public policy intelligence for the European Union and EU policy analysis from experts in Brussels, as well as professional services that enable customers to monitor policy in more than 100 countries globally.

In addition, we recognize that the way organizations consume policy data and analysis is evolving, particularly due to rapid developments in the capabilities of general purpose AI tools, as well as new methods for the generation of insights such as prediction markets. Accordingly, in addition to continuing to advance our core PolicyNote platform, we will leverage our proprietary data sets and deep policy domain expertise to launch products and services across multiple layers of the prediction markets ecosystem. We are also rapidly enhancing and productizing agentic APIs, with self-service access and native support for the Model Context Protocol (MCP), to enable organizations to incorporate our policy intelligence directly into their own systems.

We serve a diverse customer base comprising global enterprises (including 46 of the Fortune 100), midsized and smaller businesses, government agencies, law firms, professional services organizations, trade groups and non-profits in more than 40 countries. We generated total revenues of $95.4 million and $120.3 million for the years ended December 31, 2025 and 2024, respectively, with the year-over-year decline in revenue partly attributable to the divestitures of Board.org in March 2024, Aicel in October 2024, Oxford Analytica and Dragonfly in March 2025, and TimeBase in July 2025. We generate recurring revenues primarily through a subscription-based model, which accounted for approximately 93% of our 2025 total revenues. We believe that we deliver compelling value to our customers through the combination of the insights delivered by our platform, expert analysis, workflow tools, APIs and the other products and services we offer.

Our History

FiscalNote was established in 2013 with a vision of using technology to bring clarity to the disparate unstructured and rapidly changing data on governmental activities and empower organizations to better understand and act on the issues that matter to them. Today, we are a global company with over 540 employees as of December 31, 2025. Our headquarters is located in Washington, D.C., and we maintain offices in the United Kingdom, Belgium, India, and Singapore. Throughout our journey, we have remained committed to the principle of empowering the decisions that determine policy for future generations.

Industry Trends

Developments in Artificial Intelligence and Other Technologies Create Opportunities to Serve Customers in New and Innovative Ways

In recent years, advancements in artificial intelligence and other technologies have created opportunities to transform how professionals work, including in our core of legal, government affairs and public sector markets. Increasingly, organizations are consciously adopting technological solutions such as AI, software products and workflow tools not only to monitor and track legal and regulatory changes, but also to generate meaningful insights and predictions about the impact of those changes, and to organize effective responses. As organizations increasingly make this transition, we believe we are well positioned to capture the expanding market opportunity while also understanding its risks. We will continue to invest in enhancing the content and building out features in our core PolicyNote platform and related suite of products and services. In addition, we are expanding beyond the software platform by, among other matters, enabling our customers to derive timely, clear insights from our trusted and proprietary policy data via agentic APIs, as well as leveraging our policy domain expertise to launch products and services in the political and policy prediction markets ecosystem.

Expanding Core Market Due to Increasing Government Policy Uncertainty and Complexity Worldwide

Organizations are increasingly subject to the impacts of policy and regulatory change, both as laws and regulations, grow in complexity and as the organizations themselves expand into new markets or jurisdictions. For example, a company operating in both the United States and Europe is subject to different sets of labor regulations. Within those individual countries, an organization must also comply with diverging laws in various states or other localities, as well as monitor policymaking that could result in new regulations. Changes in the laws and regulations applicable to the business could create risks or opportunities impacting corporate strategy and financial results, or exposing them to greater scrutiny or legal risk. Without a platform (such as PolicyNote or internal workflow tools supported by our trusted data sets and analysis) to efficiently manage and monitor legislation and regulations, businesses and organizations may become exposed to potential damage to their brands, reputations, or financial performance. Furthermore, the earlier a business learns of potential policy impacting them, the more successful that they can be at impacting that policy in their favor, with fewer resources.

Organizations Struggle to Manage Information Throughout the Lifecycle of a Law or Regulation

We believe that legal and policy matters continue to grow in importance, while the pace of change is accelerating. The growing volume of data makes it challenging for organizations to not only quickly identify relevant policy and regulatory information that will impact their organizations, but also efficiently track, collaborate, assess, and report on the critical risks and opportunities. On one hand, we believe that existing solutions have failed to modernize to address the related needs of organizations of all sizes and sectors. We believe that current information and software providers are unable to support complex processes across multiple jurisdictions such as advocacy, constituent action, legislation, regulations, statutes, case law, and compliance. Legacy solutions also do little to structure the variable data and disparate information on legal and policy matters, making it difficult to search, identify patterns or derive insights from the abundance of information. In addition, they lack the technology and functionality required to navigate the complexity and nuances of cross-border laws and regulations. On the other hand, organizations leveraging general purpose AI platforms to develop custom internal tools and workflows lack sources of trusted policy data and analysis necessary to generate timely and accurate insights. Many organizations leverage our PolicyNote suite of products to monitor and impact policy, while our agentic API offerings enable us to support organizations that desire access to trusted, reliable and up-to-date data sources.

Our Strategy

The proliferation of complex laws, regulations and policies is increasingly a source of risk and opportunity for all types of organizations - from small businesses to Fortune 100 companies to government agencies and non-profits, operating in virtually any sector of the economy. Accordingly, we believe that organizations increasingly require efficient and highly automated solutions that aggregate, structure and provide actionable insights into the activities of disparate legislative, regulatory, and geopolitical actors, together with workflow tools that drive efficiency and automation in these areas, as well as insights provided by our expert advisory practices and professional services teams. We believe that we are a market leader for data-driven, actionable insights on legal, political, regulatory and policy matters, and our return to sustainable, profitable growth is expected to be driven by several strategic initiatives.

Our PolicyNote suite of offerings and features that combine data, expert analysis and workflows to drive actionable insights. Through our platforms and products, we deliver structured, relevant and actionable information to customers that enables them to be more efficient and effective in achieving mission-critical results, such as securing government funding, generating incremental revenue, minimizing costs, and mitigating legal, regulatory, reputational or other risks.

Streamlining Operations and Enhanced Focus on Policy Core Business

From 2017 to 2023, we completed 16 acquisitions to increase our scale, expand our product offerings, enter new jurisdictions and seek to tap into adjacent markets. In 2023, we refocused strategically on organizational streamlining – including the integration of prior acquisitions, simplification of the organization, sunsetting of legacy or non-core products and divestitures of non-core businesses – in order to enhance the company’s profitability and financial strength. In 2024 and 2025 we divested certain non-core businesses and will continue to consider opportunities to divest additional businesses. Through these activities, we also intentionally reduced our employee headcount and cost base from approximately 800 as of December 31, 2022 to 540 as of December 31, 2025. In Q1 2026, we announced additional actions to further reduce headcount, streamline operations and drive cash generation in the core business. Consistent with these efforts, we also redoubled efforts to consolidate, replatform and upgrade the core Policy product offering – culminating in the launch of PolicyNote in January 2025 – which we expect to improve the customer experience, deliver greater functionality through the incorporation of enhanced AI features, and drive improvement in customer engagement and retention measures. In addition, we believe our PolicyNote product and related data will provide opportunities for us to capitalize on third-party usage of such data, such as our previously announced expansion into political prediction markets and the enhancement and productization of PolicyNote agentic APIs self-serve access and native support for the MCP.

Product-Led Growth & Sales Optimization

We believe the company can return to positive revenue growth rates over time as we execute on our product-led growth strategy and continue to optimize our sales organization. Through the launch of PolicyNote in early 2025, further integration of data and content into a consolidated platform, and delivery of AI enhanced features, we believe we will improve customer retention and create opportunities for upsell, translating into growth in subscription revenues over time. Consistent with this strategy, we are focusing on elevating our sales productivity and efficiency, as team members bring a simpler, more focused and enhanced product suite to market. We serve a diverse “blue chip” client base across major public and private sectors, including 46 of the Fortune 100. Our sales optimization efforts should realize growth in our significant existing customer base while also seeking to close new sales. Our post-sale client engagement efforts also include tailored strategies designed to successfully expand the size and duration of our client engagements through cross-selling and upselling, as well as optimizing product pricing and packaging based on customer needs. We also expect to leverage AI automation and tooling to drive greater production and reduce costs associated with our sales and client support efforts.

Research & Development

We continue to invest in improvements to our products and services to enhance the value of the data and insights they provide as well as improve our customer experience. Our efforts in this regard include consolidating and integrating our product portfolio, expanding the coverage of our products through the incorporation of additional data sets, developing new proprietary technology (including additional products and enhancements to existing products), and offering additional human analysis that enhances existing products and services. We continue to advance our core infrastructure and processes for better scaling cross-product data integration, as well as easier deployment of data science and AI capabilities across products. Our flagship platform, PolicyNote, was built with AI at its core to not only speed up the work of tracking policy, but also to start supporting customers in the shaping of policy as well as through intuitive and chat-based features. The same data and insights are now also available via agentic APIs and MCP server to serve customers in their own internal systems. We believe these investments will promote customer retention, facilitate cross-selling to existing customers and enable us to market to potential new customers.

Our Competitive Strengths

Large and Expanding Market Opportunity for Trusted, Proprietary Policy Data and Analysis

As a provider of trusted global policy and regulatory intelligence, we believe we are a category leader in a large and expanding market, with opportunities to return to sustainable and profitable growth over time. For context, organizations of all kinds - from business enterprises to government entities - are subject to proliferating regulations and policies of increasing complexity as well as geopolitical changes in the markets in which they operate. These organizations increasingly require a better understanding of the associated impacts on their operations. Although AI platforms may provide certain insights into global policy and regulatory intelligence, available data on legal and regulatory activities is disparate and unstructured, driving a need to aggregate and meaningfully standardize, analyze and curate that data into relevant insights that facilitate key operational and strategic decisions, whether via software platforms or agentic APIs. Further, analytical capabilities in law are democratizing, as organizations increasingly rely on internal teams, tools and workflows to evaluate and take action on policy and regulatory risks. We believe we are well positioned to capture a significant portion of this growing opportunity, including in the political prediction markets, due to the quality of our datasets, the sophistication of our AI-forward capabilities, our reputation, the scalability of our consolidated user interface and platform PolicyNote, and the experience and pedigree of our strong management team.

Scalable Proprietary AI-Driven Technology

Our core technology is built upon our proprietary data collection, ingestion, processing, monitoring and refinement capabilities that serve our product and service offerings. We collect and process structured and unstructured data related to global legislative and regulatory activities from disparate sources, which we combine with automated processes built using AI, supplemented with human-in-the-loop augmentation (i.e., human interaction in reviewing, validating, labeling or generating data as part of an automated processing pipeline to improve results and speed up the machine learning process) to derive structured metadata and generate trustworthy and actionable information at scale that powers multiple customer-facing applications. We believe that, as we integrate our additional offerings into the PolicyNote platform and update our ingestion and refinement technology as a part of our product roadmap, we will enhance our ability to scale, incorporate new data sets, reduce our time to market with new products and features, and reduce our cost associated with product maintenance. Through these processes, we believe we will be able to deliver actionable insights for clients, including individualized alerts, activity-driven recommendations and event-based predictions. These insights are incorporated into workflow tools that support policy monitoring, automated reporting, stakeholder management and collaboration, revenue and funding generation, research and analysis, and streamlined compliance. We believe our proprietary technology delivers superior outcomes for our customers through a focus on combining deep product development expertise with subject matter expertise navigating technical complexities in the policy and legal domain. The value of our technology is highlighted by its ability to utilize AI to automatically learn and apply extractions, classifications, recommendations and connections between disparate data sources as more data is ingested, thereby providing increased customer value per dataset and data-driven insights over time.

Rapidly Shifting Technology Landscape with an Increasing Emphasis on the Role of Generative and Agentic AI, Machine Learning, and Natural Language Processing

The evolution of Artificial Intelligence technologies such as Generative AI, Agentic AI, Machine Learning (ML), and Natural Language Processing (NLP) is rapidly changing the way industries approach data and analytics. Today's technologies enable far more sophisticated analysis, prediction, and automation. These trends are driving significant changes in how business is conducted and how data is evaluated by multinational corporations, non-profits, and governments. Such technological shifts are particularly impactful in markets being serviced by FiscalNote, including legal and policy analysis focused on the political, regulatory and macroeconomic environment. Appropriately navigating the technological shifts within the larger AI landscape is crucial for understanding and processing large volumes of text-based data such as legal documents, policy papers, and regulatory rulings. Deploying these technologies has the potential to automate repetitive tasks, reduce errors, and provide more actionable insights, decision-making, and strategic planning. Businesses that embrace these shifting technologies - whether through third-party platforms such as PolicyNote or internally-developed workflow tools incorporating detailed, extensive policy data from trusted sources such as our agentic APIs - can gain a competitive advantage and enhance their efficiency, innovation, and customer experience.

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

Our Products and Services

Policy Intelligence

Our flagship platform, PolicyNote, and other offerings within our PolicyNote suite, provide policy monitoring capabilities, grassroots advocacy and constituent management services. Policy monitoring is available at various jurisdictional levels both domestically and globally to enable clients to identify opportunity and manage risk associated with legislative and regulatory change. Our monitoring products reliably track U.S. Congressional and federal agency activity - from committee markups and amendments to introductions of proposed legislation to rulemaking and the regulatory comment process - as well as activities across state and local governments. Additionally, customers are able to integrate custom policy, stakeholder, and other data and analysis surrounding the policy ecosystem into the platform to manage their policy, market, and stakeholder information in one place. Through CQ, we also offer deep and comprehensive news and analysis covering the politics, process, and impact of both lawmaking and rulemaking. By leveraging our EU Issue Tracker, clients can take advantage of deeper policy monitoring capabilities and insights in the European Union. Organizations that develop their own in-house workflow tools can integrate our deep and expansive policy data directly into their systems to empower decisionmakers to act based on clear, timely and accurate insights. By harnessing workflow tools that help organizations manage their issues with insights provided by these products, stakeholders and teams are empowered to collaborate and drive more effective cross departmental knowledge management and coordination and communication on legal and regulatory issues.

Example Use Cases

•
Enterprise clients use PolicyNote to in-source their government affairs function, enabling them to reduce contractual commitments to trade organizations and achieve significant cost savings.
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
•
Organizations that leverage emerging general purpose AI tools to develop their own internal workflow applications subscribe to our agentic APIs to fuel their platforms with trusted and reliable policy data.
•
As we expand into the political prediction markets, we expect to leverage our policy domain expertise to partner with organizations on designing transparent and trusted markets pertaining global policy and/or regulatory changes, and a suite of related products and services.

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

Customers

We serve a large, diverse customer base that includes small and mid-sized businesses, large enterprises (including 46 of the Fortune 100), government agencies, law firms, professional services organizations, trade groups and non-profit around the world. We believe that our customers continue to rely on our products and services due to the strong value proposition of the insights delivered by our platform, combined with expert analysis and workflow tools, and we look forward to driving increased customer loyalty and retention through our product-lead growth strategy. We use two metrics to gauge the health of our future revenue opportunity: annual recurring revenue ("ARR") and net revenue retention ("NRR").

As of December 31, 2025, our ARR defined as contracted subscription revenue on a consolidated basis and at the parent account level was $84.1 million.

As of December 31, 2025, our NRR on subscription customers was approximately 96% for the fourth quarter of 2025. Retention rates typically are higher for engagements with higher account values, which tend to involve more products with more complex and broader usage within a client organization. We believe that our business is not substantially dependent on any particular end market, customer or group of significant customers.

Technology

Our information technology systems are fundamental to our success. We guide users across a complex information ecosystem, presenting acquired and generated content, with machine-derived metadata, in tailored client workflows. Our technology stack includes technologies for the storage, processing, access and delivery of the data that forms the foundation of our business. We generally own or have secured ongoing rights to use all the applications material to our operations. Our AI-enabled core technologies are built and operated on top of modern cloud infrastructure, providing a reliable and distributed computing infrastructure platform for business operations, and leverage cutting edge third-party LLMs to incorporate generative and agentic AI features and capabilities.

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

Our products are accessible through multiple delivery channels, including desktop and mobile applications, and data feeds and APIs (including agentic APIs with MCP support), enabling our clients to work from anywhere at any time.

Competitive Environment

We believe the principal competitive factors in our business are the quality of insights that our customers can derive from our products and services, including their relevance to the policy and regulatory issues of greatest impact to their organizations, as well as the ease with which customers can act on those insights and integrate them into workflows that drive results. We believe that, with continuing investment in PolicyNote, further integrating cutting edge AI capabilities into our platform, enhancing content and features, and further consolidation of our product suite, we will compete favorably with respect to each of these factors. We also recognize that, with the rapid and continuing advancement in the capabilities of general purpose, generative and agentic AI platforms, certain organizations may prefer to develop custom, in-house workflow tools that may compete with PolicyNote. FiscalNote is well poised to support these customers by delivering our trusted, expansive policy data directly to customers’ systems via our agentic API offerings.

We believe that no single competitor currently offers the same product capabilities, scope of services and market coverage we provide, nor do we provide the same product capabilities, scope of services and market coverage as our competitors. The data and information analytics sector is fragmented, and we may encounter a variety of competitors depending upon the relevant market or product offering. Our competitors may include traditional information services companies such as Thomson Reuters, Bloomberg, and S&P, LexisNexis, trade associations and legal advisors such as traditional law firms, as well as consultancies and traditional and digital media organizations that compete primarily with our Roll Call business. In addition, we face competition from start-up and mid-sized companies, with products or services that compete with certain offerings within our portfolio. We also face competition from AI platforms such as Claude and ChatGPT, as users may opt to use AI to gain insight into global policy and regulatory intelligence without interacting with our products. Over time, we believe that additional businesses will increasingly enter the global policy and market intelligence information services sector and develop technologies that may compete with our products and services.

Intellectual Property

As of December 31, 2025, we owned 45 registered trademarks, one trademark allowed (in each case, counting individual foreign registrations and applications), approximately 363 domain names, 18 patents, and four patents pending. We also own certain proprietary software. We consider our trademarks, service marks, databases, software and other IP to be proprietary, and rely on a combination of statutory (e.g., copyright, trademark, trade secret and patent), contractual and technical safeguards to protect our intellectual property rights. We believe that the intellectual property that we own and license is sufficient to permit us to carry on our business as presently conducted.

Our agreements with our customers and business partners place certain restrictions on the use of our intellectual property. As a general practice, employees, contractors and other parties with access to our proprietary information sign agreements that prohibit the unauthorized use or disclosure of our intellectual property and confidential information.

New Product Development

We believe that innovation is essential to our success and one of our primary drivers of competitive advantage. We believe we are in a unique position to help shape how organizations find, evaluate, interact with, consume and act upon global policy and market information. We made significant improvements in our existing product suite while developing and launching new products, including PolicyNote and the PolicyNote API. We intend to continue augmenting our technology platform, products and services based on risk and opportunity identification by expanding our global coverage and operations. For example, we will seek to capitalize on the rapidly expanding prediction markets ecosystem, leveraging our domain expertise in policy data and analysis to design political prediction markets-related products and services.

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

Our sales teams participate in both sales and service activities, interacting frequently with assigned customers to ensure a positive experience using our products and services. Our sales force primarily seeks revenue through new sales, existing customer retention, upselling and cross-selling, working with the sales team members to coordinate activity and provide the best solutions for our customers. As we increasingly leverage AI tools throughout our organization, we anticipate increasing productivity and reducing costs by automating various aspects of the business development workflow.

Our marketing team seeks to position FiscalNote as the most trusted brand for insights and analysis on political, regulatory and policy matters. It promotes awareness of our brands through several channels, including segmented marketing campaigns and content (e.g., topical webinars), events, and digital marketing.

Employees

As of December 31, 2025, 543 employees support our business operations with 407 full-time. As of the date of this Annual Report on Form 10-K, 50 of our employees are represented by a union. We consider our relationship with our employees to be good and have not experienced interruptions to operations due to labor disagreements.

Regulatory Environment

Our products, services and operations are subject to privacy and consumer information laws and regulations, including regulations in the U.S. (federal and state), U.K., EU (as well as individual member states) and various jurisdictions in Asia. We incur significant costs in our business to comply with these laws and regulations. Our compliance obligations vary from regulator to regulator, and may include, among other things, strict data security programs, submissions of regulatory reports, providing consumers with certain notices and correcting inaccuracies in applicable reports. In addition, we are subject to regulatory requirements ordinarily associated with international operations, including various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, as well as export controls, customs, economic sanctions laws, and embargoes imposed by the U.S. government. Violations of the Foreign Corrupt Practices Act, the UK Bribery Act or other anti-corruption laws or export control, customs, or economic sanctions laws may result in severe criminal or civil sanctions and penalties. We closely monitor emerging regulatory frameworks pertaining to generative and agentic AI technologies. Many of these laws and regulations are complex, and their application to us, our customers or the specific services and relationships we have with our customers are not always clear. Our failure to anticipate accurately the application of these laws and regulations, or any failure to comply, could create liability for us, result in adverse publicity and otherwise negatively affect our business. See the section titled “Risk Factors” in this Annual Report on Form 10-K for more information about the impact of government regulation on our company.

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

Name	Position	Age
Josh Resnik	President and Chief Executive Officer	55
Jon Slabaugh	Chief Financial Officer and SVP of Corporate Development	62
Todd Aman	Chief Legal & Administrative Officer	42

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

Todd Aman serves as our Chief Legal and Administrative Officer, a role he has held since July 2025. Before then, he had served as our Senior Vice President, General Counsel and Secretary since August 2022 and prior to that as our Vice President and Associate General Counsel – Securities and Compliance since April 2021. Before joining FiscalNote, Mr. Aman served as Associate General Counsel – Corporate and Securities and Assistant Secretary for FLIR Systems, Inc., a publicly-traded international sensor technology company. Prior to FLIR, Mr. Aman served as Assistant General Counsel and Assistant Secretary at Gannett Co., Inc., a publicly-traded media and marketing solutions company, from March 2016 through its acquisition in 2019. Before then, Mr. Aman was a corporate attorney in the SEC Advisory and Capital Markets practice groups at Hogan Lovells US LLP. Mr. Aman holds a J.D., magna cum laude, and an LL.M in Securities and Financial Regulation, with distinction, from the Georgetown University Law Center, as well as a B.A. in Political Theory and Religious Studies from the University of Virginia.

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

We have incurred significant net losses in each year since our inception, including net losses of $81.8 million (excluding the effect of the gains on sale of businesses throughout 2025 totaling $16.6 million) and $62.5 million (excluding the effect of the gains on sale of businesses throughout 2024 totaling $72.0 million) for the years ended December 31, 2025 and 2024, respectively, and we may not achieve or maintain profitability in the future. Because the market for our products and services is rapidly evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. Commencing in 2023, the Company implemented a cost reduction plan to align its operations and reduce our operating expenses in the future, and these efforts remaining ongoing. In Q1 2026, we announced plans to significantly further reduce costs in our core operations, including through headcount reductions, offshoring and other streamlining initiatives. We also intend to continue to build and enhance our products and services and develop and expand our platforms through both internal research and development that can contribute to the capabilities of our platforms. If our revenue does not increase to offset operating expenses and if our efforts to control operating expenses are unsuccessful or inadequate, we will not be profitable in future periods. In future periods, our revenue could decline for a number of reasons, including any failure to increase the number of organizations using our products or grow the size of our engagements with existing customers, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for our products, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our stock to decline.

We generate a significant percentage of our revenues from recurring subscription-based arrangements, and if we are unable to maintain industry normative renewal rates, our business, financial condition, results of operations and prospects would be materially and adversely affected.

Approximately 93% of our revenues are subscription-based. In order to maintain existing revenues and to generate higher revenues, we are dependent on a significant number of our customers renewing their arrangements with us. Although many of these arrangements have automatic renewal provisions, with appropriate notice these arrangements generally are cancellable and our customers generally have no obligation to renew their subscriptions after the expiration of their initial subscription period. As a result, our past annual revenue renewal rates may not be indicative of our future annual revenue renewal rates, and our annual revenue renewal rates may further decline or fluctuate in the future as a result of a number of factors, including customer satisfaction with our products and services, our prices and the prices offered by competitors, reductions in customer spending levels, and general economic conditions. Our revenues could also decline if a significant number of our customers continued their arrangements with us but reduced the amount of their spending.

The introduction of competitors’ offerings with lower prices for consumers, low customer satisfaction with our products, fluctuations in prices customers are willing to pay for our products, changes in customers’ government affairs, policy and political strategies, including an increase in the use of competitors’ products or offerings, including AI platforms such as Claude and ChatGPT, and other factors could result in declines in our subscriptions. Because we derive a substantial majority of our revenue from customers who purchase these subscription plans, any material decline in demand for these offerings could have a material adverse impact on our future revenue and results of operations. In addition, if we are unable to successfully introduce new products, features, and enhancements, our revenue growth may decline, which could have a material adverse effect on our business, financial condition, and results of operations.

The NYSE may delist our Class A Common Stock if we fail to comply with ongoing listing standards.

As an NYSE listed company, we are required to maintain compliance with NYSE continued listing standards, including the requirements that (i) the Company’s shares of Class A common stock maintain an average closing price of at least $1.00 per share over 30 consecutive trading days pursuant to Rule 802.01C (the “Minimum Bid Price Requirement”) and (ii) the Company maintain an average market capitalization of at least $15 million over 30 consecutive trading days (the “Market Cap Requirement”). Because the Company implemented a reverse stock split on September 2, 2025, we could be subject to immediate suspension and delisting in the event that we fail to comply with the Minimum Bid Price Requirement at any time prior to September 2, 2026, or in certain circumstances prior to September 2, 2027. In addition, a failure to comply with the Market Cap Requirement would result in immediate suspension and delisting. There can be no assurance that we will maintain compliance with these or any other continued listing standards. If our Class A common stock were delisted from NYSE, it would: (i) reduce the liquidity and market price of our Class A common stock; (ii) reduce the amount of news and analyst coverage for our company; (iii) reduce the number of investors willing to hold or acquire our Class A common stock, which could negatively impact our ability to raise equity financing and the ability of our stockholders to sell our Class A common stock; (iv) limit our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; (v) impair our ability to provide equity incentives to our employees; and (vi) have negative reputational impact for us with our customers, suppliers, employees and other persons with whom we have business relationships. Furthermore, we could face further negative consequences under our outstanding debt instruments as a result of delisting as set forth in the risk factor below.

The delisting of our Class A Common Stock from NYSE could trigger an event of default with respect to our indebtedness and could result in acceleration of our indebtedness, foreclosure on collateral, and could force us to seek bankruptcy protection.

A delisting of our Class A Common Stock from the NYSE would constitute an event of default pursuant to the current terms of our subordinated convertible indebtedness and a cross-default under our senior secured term loan. A default under our outstanding debt could create a rapid and severe liquidity crisis. We do not have sufficient cash on hand to satisfy accelerated obligations, and we may not be able to raise additional capital, refinance our indebtedness, or obtain waivers, amendments or forbearances from our senior lenders or holders on acceptable terms (or at all), particularly during periods of market volatility or if there is a delisting. If a delisting were to occur and we were unable to cure, obtain waivers, amendments or forebearances for, or otherwise resolve a default (including any cross-defaults or cross-accelerations), we could be forced to reduce or cease operations, sell assets at unfavorable prices, or seek protection under bankruptcy or other insolvency laws. Any bankruptcy or similar proceeding would likely result in holders of our common stock losing all or nearly all of their investments. Even if we were able to avoid bankruptcy, a delisting and any related defaults could materially and adversely affect our business, financial condition, results of operations, cash flows, and ability to continue as a going concern.

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

We derive, and expect to continue to derive, a material portion of our total revenue from contracts with U.S. government agencies and other public sector entities. Accordingly, our overall business depends in part upon continued government expenditures on our Policy products and services. As a result, our prospects, financial condition or operating results could be materially adversely impacted by any of the following actions or events, among others:

•
changes in available funding due to budget constraints, mandated spending cuts across the government or particular agencies, changes in spending priorities, efficiency initiatives, or similar actions;
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

Prior protracted U.S. government shutdowns have had a negative impact on our revenues, profitability and cash flows, and we expect that such effects will worsen to the extent that the shutdown continues.

In years when the U.S. government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result, as has occurred during prior and current fiscal years. A protracted government shutdown can result in the non-renewal, delay or cancellation of public sector subscription contracts, which negatively affects our revenues, annual recurring revenues and cash flows, as well as our future results. In addition, we may be unable to generate revenue to the extent anticipated from our CQ-Roll Call advertising and events business during a federal government shutdown. We expect the negative impacts of a government shutdown on our results of operations to worsen to the extent a shutdown becomes increasingly protracted, and the Company may be required to reduce costs or take other near-term operational measures that may adversely affect our results in future periods.

If we are unable to attract new customers, retain existing customers, expand our products and services offerings with existing customers, expand into areas of higher growth, including in the political prediction markets, our revenue growth and profitability will be harmed.

Our success depends on our ability to acquire new customers, retain existing customers, expand our engagements with existing customers through cross-selling and upselling efforts, and expand into areas of higher growth, including in the political prediction markets, and to do so in a cost-effective manner. We have made significant investments related to customer acquisition and retention, expect to continue to spend significant amounts on these efforts in future periods, and cannot guarantee that the revenue from new or existing customers will ultimately exceed the costs of these investments. In addition, actions we take to leverage AI tooling to automate aspects of our business development workflows may be unsuccessful, either in delivering satisfactory levels of customer acquisition and retention or in reducing associated costs.

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

Our efforts to expand our current service offerings may not succeed and, as a result, we may not achieve the revenue growth rate we expect. In addition, because the markets for certain of our offerings remain relatively new, it is uncertain whether our investments in those offerings, will result in significant revenue for us. As we have previously disclosed, we intend to expand our services to political prediction markets, which is a relatively new online market in which the regulatory and legal landscape is uncertain and evolving. We seek to continuously enhance our technology platforms, including AI and machine learning capabilities and algorithms, to maintain and improve the quality of our products and services in order to remain competitive with alternatives, and those efforts ultimately may not be adequate or successful. Further, the introduction of significant platform changes and upgrades, may not succeed and early-stage interest and adoption of such new services may not result in long term success or significant revenue for us. Additionally, if we fail to anticipate or identify significant technology trends and developments early enough, or if we do not devote appropriate resources to adapting to such trends and developments, our business could be harmed.

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

The Company has completed, and may continue to engage in, strategic transactions, including restructuring, divesting or selling our businesses, products or technologies, that introduce significant risks and uncertainties.

The Company has completed, and may continue to engage in, strategic transactions, and we may in the future decide to restructure, divest or sell businesses, products or technologies that we have acquired or developed. For example, during fiscal year 2025, we sold Dragonfly Eye Limited, The Oxford Analytica International Group, LLC and TimeBase Pty. Ltd. Divestitures require the Company to expend costs and management and operational resources, and the Company may not be able to find buyers on favorable terms or complete any particular transaction. Divestitures involve other significant risks and uncertainties that could adversely affect the Company’s business, results of operations and financial condition, including sale of profitable business lines and products, disruption to operations, loss of key employees, renegotiation or termination of key business relationships and difficulties in separating the operations of the divested business. The Company may have continued financial exposure to divested businesses through continuing equity ownership, retention of certain liabilities related to the divested business, indemnities, guarantees or other post-closing obligations, transition services and deferred payments. The occurrence of any of the above could have an adverse effect on our business, results of operations, financial condition and future prospects and could adversely affect the market price of our Class A Common Stock.

Any cost reduction initiatives that we undertake may not deliver the results we expect and these actions may adversely affect our business.

From time to time, we engage in restructuring plans that have resulted and may continue to result in workforce reduction and consolidation of our real estate facilities and our operating footprint. In addition, management will continue to evaluate our global footprint and cost structure, and additional restructuring plans may be required. As a result of our restructurings, we have experienced and may in the future experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. Any cost-cutting measures could impact employee morale and retention. In addition, we cannot be sure that any future cost reductions or global footprint consolidations will deliver the results we expect, be successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or global footprint consolidation. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our results of operations may be adversely affected.

We have international operations and assets, including in the U.K. and Belgium, and we sell our products and services to clients globally. These international operations subject us to additional risks that may adversely affect our business, results of operations and financial condition.

We have international operations, including in the U.K. and Belgium. Our ability to operate in these countries may be adversely affected by changes in those jurisdictions’ laws and regulations, including those relating to taxation, lobbying, cybersecurity, privacy and other matters. In addition, our operating results and financial performance are subject to the local economic and political situations. We believe that our operations are in compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that require additional expenditures and efforts on our part to ensure our compliance therewith, as well as increased taxation, restrictions on imports, import duties or currency revaluations. There can be no certainty as to the application of the laws and regulations of these jurisdictions in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities, resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

In addition, we sell our products and services globally and plan to continue expanding our international operations as part of our growth strategy. For the years ended December 31, 2025 and 2024, approximately 10% and 21%, respectively, of our revenues were derived from outside of the United States. Revenues by geography are determined based on the region of the FiscalNote selling entity, which may be different than the region of the customer. Our current international operations could subject us to a number of risks, including:

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

To remain competitive, we must continue to develop or acquire and implement new features, integrations, and capabilities to our products and services. This is particularly true as we further expand and diversify our capabilities to address additional applications and markets, including any expansion of our services to prediction. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop features, integrations, and capabilities internally due to certain constraints, such as employee turnover, lack of management ability, or a lack of other research and development resources, our business may be harmed.

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

In recent years, more public sources of free or relatively inexpensive information have become available, particularly through the Internet and AI, and this trend is expected to continue. For example, the US Congress, state legislatures, the European Union and other federal, state, local and foreign government and regulatory agencies have increased the amount of information they make publicly available at no cost. In addition, AI technology is an increasingly available means of sourcing and digesting information for no cost, and could compete with our products and services. Public sources of free or relatively inexpensive information may reduce demand for our products and services if such information sources become more easily searchable, digestible and actionable without structuring by technology such as ours. Our results of operations would be adversely affected if our customers choose to use these public sources as a substitute for our products or services.

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

We derive a significant portion of our revenue from U.S. and foreign government agencies and other highly regulated organizations, which are subject to a number of challenges and risks.

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

AI enables or is integrated into some of our platforms and is a significant and potentially growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Further, AI algorithms may be flawed and datasets may be insufficient, of poor quality, or contain biased information. In addition, inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. The use of AI in our platforms could also subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. Further, some AI scenarios may present ethical issues. If we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

We may expand our services to prediction markets as previously disclosed, which presents certain risks and uncertainties.

The use of our data for purposes of transacting in political prediction markets could subject us to a number of risks, including regulatory, reputational, operational, and litigation risks, which could materially and adversely affect our business, financial condition, and results of operations. Prediction markets operate in a complex and evolving regulatory environment at the federal, state, and international levels. Regulators or policymakers may determine that providers of data used to structure or resolve futures contracts are participants in, facilitators of, or otherwise integral to such activities. As a result, we could become subject to gaming, commodities, securities, consumer protection, anti-money laundering, or other regulatory regimes if we were to expand to our services to prediction markets. Any determination that our activities require licensure, registration, or compliance with additional regulatory requirements could result in significant compliance costs, operational changes, fines, penalties, or restrictions on our ability to provide services in certain jurisdictions. In addition, prediction market operators may rely on our data as a critical input in setting contract terms, determining event outcomes, or resolving disputes. Any disruption in our systems, cyber incident, data inaccuracy, or service outage could interfere with their operations and expose us to contractual penalties, indemnification obligations, or loss of business. If any of these risks materialize, individually or in the aggregate, they could materially and adversely affect our business, financial condition, results of operations, and prospects.

Failure to effectively optimize our marketing and sales capabilities could harm our ability to increase our customer base, expand our engagements with existing customers, and achieve broader market acceptance of our products and services.

Our ability to increase our customer base, expand our engagements with existing customers, and achieve broader market acceptance of our products and services will significantly depend on our ability to optimize our marketing and sales operations. We plan to dedicate significant resources to sales, marketing and demand-generation teams and programs, including various online marketing activities as well as targeted account-based advertising. We also intend to focus on cross-selling and upselling efforts to grow our engagements at existing clients. The effectiveness of these efforts has varied over time and may vary in the future. All of these efforts will require us to invest significant financial and other resources and if they fail to attract additional customers, our business will be harmed. In addition, we intend to leverage AI tools to drive automation and efficiencies in our sales organization, but may be unsuccessful in achieving the anticipated benefits of these initiatives. If our lead generation methods do not result in broader market acceptance of our products and services, we will not realize the intended benefits of this strategy and our business will be harmed.

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

As of December 31, 2025, we had $136.2 million in aggregate principal amount of indebtedness of which (i) $74.1 million was outstanding under our 2025 Senior Term Loan and secured by substantially all of our assets, and (ii) $62.1 million was unsecured.

The 2025 Senior Term Loan requires monthly cash interest payments and quarterly principal payments to fully repay the outstanding principal by the stated maturity date, August 12, 2029. A portion of our future cash flows from operations will be required to pay interest and principal on our indebtedness. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. We cannot guarantee that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely payments on our indebtedness, or to fund our operations.

Under our 2025 Senior Term Loan, the Purchase Agreement (as defined below) with YA, and the 2025 GPO Note, we and certain of our subsidiaries are subject to financial maintenance covenants and restrictive covenants limiting our business and operations, including limitations on incurring additional indebtedness and liens, limitations on certain consolidations, mergers, and sales of assets, and restrictions on the payment of dividends or distributions. We may be unable to comply with any financial maintenance covenants and/or restrictive covenants which may result in a default under and acceleration of the 2025 Senior Term Loan, the Purchase Agreement (as defined below) with YA, or 2025 GPO Note, including if our Class A Common Stock is delisted from the NYSE (See Note 9, Debt to the consolidated financial statements included elsewhere in this Form 10-K). For example, we were required to seek financial covenant relief relating to our inability to comply with the requirement to have ARR of at least $81 million as of January 31, 2026 (See Note 19, Subsequent Events to the consolidated financial statements included elsewhere herein in this Form 10-K). If our financial condition does not improve, we may need further covenant relief in the future. In the event covenant relief is required in the future, we may be required to pay additional fees to our creditors and/or agree to additional covenants that limit our ability to engage in specified types of transactions, and there can be no assurance that additional covenant relief will be available in the future. In addition, any default under our Senior Term Loan could further result in a cross-default under and acceleration of our unsecured indebtedness, including the Convertible Debentures and the 2025 GPO Note (each as defined below).

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

As of December 31, 2025, our goodwill was approximately $122.9 million, which represented 48.2% of our total assets. We test goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We recorded a non-cash impairment of goodwill of $12.4 million for the year ended December 31, 2025. In the event there are future adverse changes in our projected cash flows, and/or changes in key assumptions, such as an increase in our discount rate, lower revenue growth, and/or a lower terminal growth rate, we may be required to record additional non-cash impairment charges to our goodwill in future periods. These assumptions are subjective and different estimates could have a significant impact on the results of our analyses. Management believes the selected discount rate and terminal growth rate are reasonable and consistent with market participant assumptions based on observable market data, including prevailing interest rates, comparable company risk profiles, and the Company’s capital structure. These assumptions reflect management’s best estimate of the risks inherent in the projected cash flows at the measurement date; however, we can make no assurances that future actual operating results will be realized as planned and that there will not be material impairment charges as a result. Because we operate as a single reporting unit, any adverse changes affecting our business may impact substantially all of our goodwill. Because of the significance of our goodwill and other long-lived assets, any future impairment of these assets could have a material adverse effect on our results of operations. For additional information on our goodwill impairment testing, see Note 8, Goodwill, in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

In the period following December 31, 2025, there has been a further decline in the Company’s market capitalization, based upon the Company’s publicly quoted share price. As a result, if this decline in our share price is sustained, this may require further testing of our goodwill and it may result in an additional impairment of our goodwill. For additional information, see Part II, Item 7: Management’s Discussion & Analysis of Financial Condition and Results of Operations under the sub-heading “Critical Accounting Policies- Goodwill and Intangible Assets.”

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

We have identified a material weakness in our internal controls over financial reporting, and our management has concluded that certain elements of our internal controls over financial reporting program are not effective. While we are working to remediate our material weakness in our internal controls over financial reporting, we cannot assure you that additional material weaknesses will not occur in the future. If our internal controls over financial reporting are not effective, we may not be able to accurately report our financial results, or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We have historically had a small internal accounting, finance, and information technology staff. This lack of adequate accounting and information technology resources has resulted in the identification by our independent registered public accounting firm of a material weakness in our internal controls as of December 31, 2025. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. There were deficiencies in the design and operation of information technology general controls ("ITGCs") over logical access and change management for the Company’s enterprise resource planning system and over logical access for the Company’s customer relationship management system that support the Company’s financial reporting processes. All automated and manual business process controls, including controls around the segregation of duties over manual journal entries, that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted by the ITGC deficiencies. We are committed to remediating this material weakness and have been proactively working through remediation efforts. While our efforts are ongoing, we plan to continue to take additional steps to remediate the area of ongoing material weakness, improve our financially relevant systems and applications, and implement new policies, procedures, and controls; however, we cannot guarantee those measures will prevent or detect material weaknesses in the future. Further, we cannot provide any assurance that we, or our independent registered accounting firm, will not identify new material weaknesses in our internal controls over financial reporting in the future.

Our risk management processes and procedures may not be effective.

While we have established processes and procedures intended to identify, measure, monitor and control certain types of risk to which we are subject, including liquidity risk, strategic risk, operational risk, cybersecurity risk, and reputational risk, those procedures may not be effective.

Risk is inherent in our business, and therefore, despite our efforts to manage risk, there can be no assurance that we will not sustain unexpected losses. We could incur substantial losses and our business operations could be disrupted to the extent our business model, operational processes, control functions, technological capabilities, risk analyses, and business/product knowledge do not adequately identify and manage potential risks associated with our strategic initiatives. There also may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced, including entry into the political prediction markets. If our risk management framework does not effectively identify and control its risks, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our ability to compete successfully is also impacted by the growing availability of information from government information systems and other free sources, as well as competitors who aggressively market their products as a lower cost alternative. See “—Increased accessibility to free or relatively inexpensive information sources that offer comparable value to customers may reduce demand for our products and services.” Because some of our competitors may be able to offer products and services that may be more cost effective than ours, including through the provision of price incentives for new customers, and because some of our competitors’ products and services may be seen as having greater functionality or performance than ours, the relative value of some of our products or services could be diminished. Customers may seek to utilize general purpose AI platforms either to obtain political or policy-related information or to develop their own internal workflow tools, either of which might reduce demand for our products and services. In addition, some of our competitors combine competing products with complementary products as packaged solutions, which could preempt use of our products or services. Competition from such free or lower cost sources may require us to reduce the price of some of our products and services (which may result in lower revenues) or make additional capital investments (which might result in lower profit margins). If we are unable or unwilling to reduce prices or make additional investments in the future, we may lose customers and our financial results may be adversely affected. In addition, implementation of annual price increases by us from time to time may also, in some cases, cause customers to use lower-cost competitors.

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

Actual or perceived breaches of our security could subject us to regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations and other liabilities. Any such incident could also materially damage our reputation and harm our business, results of operations and financial condition. We cannot be certain that our errors, omissions, and cyber liability insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Any of the foregoing could subject us to fines, scrutiny and legal actions, which could materially and adversely affect our business, financial condition, results of operations and prospects.

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

Our Class B Common Stock have twenty-five (25) votes per share, and our Class A Common Stock have one vote per share. Mr. Tim Hwang, our Executive Chairman and Co-Founder, and Mr. Gerald Yao, our Co-Founder (together our “Co-Founders”), together hold all of the issued and outstanding shares of our Class B Common Stock, which represent 4.3% our common stock as of December 31, 2025. Accordingly, as of December 31, 2025 where a majority or plurality vote is required, as applicable, Mr. Hwang holds 45.5% of the voting power of our outstanding common stock and Mr. Yao holds 7.5% of the voting power of our outstanding common stock. Therefore, our Co-Founders will be able to determine the outcome of matters submitted to our stockholders for approval, including the election of directors (which requires only a plurality vote), amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Co-Founders would cease to hold a majority of the voting power of our outstanding common stock if they disposed of shares of Class B Common Stock representing approximately 0.5% of our outstanding common stock, in transactions other than Permitted Transfers as defined in our certificate of incorporation (“Charter”), assuming no other issuances of either Class A or Class B Common Stock have occurred since December 31, 2025 and prior to such dispositions. Our Co-Founders, individually or together, may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our Class A Common Stock. Any future issuance of Class B Common Stock may be dilutive to holders of Class A Common Stock. For information about our dual-class structure, see Note 10, Stockholders' Equity, in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

As previously disclosed, on August 12, 2025, we issued a senior subordinated promissory note to GPO FN Noteholder in the aggregate principal amount of $20.4 million (the "2025 GPO Note") which require us to (i) to satisfy the interest payable thereunder in cash or freely tradeable shares of our Class A Common Stock at our option and (ii) make quarterly installment payments of $2.0 million of the outstanding principal beginning April 1, 2026 in the form of freely tradeable shares of the Company's Class A Common Stock, cash, or a combination thereof ((i) and (ii) collectively, the “GPO Shares”). On August 12, 2025 and September 11, 2025, the Company also issued convertible debentures to YA II PN, Ltd. (“YA”) in an aggregate principal amount of approximately $33.3 million to YA (the “Convertible Debentures”). YA is entitled to convert any portion of the principal amount of the Convertible Debentures and accrued interest thereon into shares of the Company’s Class A Common Stock (the "Debenture Conversion Shares"), subject to certain limitations.

The issuance of the GPO Shares and Debenture Conversion Shares may cause stockholders to experience significant dilution of their ownership interests and cause the market price of our Class A Common Stock to decline.

The Warrants may never be in the money, and may expire worthless.

The effective exercise price of the Warrants is $87.82 per share. We believe the likelihood that warrant holders will exercise the Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Class A Common Stock. If the trading price for our shares of Class A Common Stock is less than $87.82 per share, we believe holders of the Warrants will be unlikely to exercise their Warrants. On December 31, 2025, the closing price of our Class A Common Stock on the NYSE was $1.47 per share. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and we may receive no proceeds from the exercise of the Warrants.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

We became a public company following the consummation of the Business Combination, and as such incur significant legal, accounting and other expenses that Legacy FiscalNote (the FiscalNote entity from founding in 2013 through its public offering in 2022) did not incur as a private company, which we expect to further increase since we no longer qualify as an “emerging growth company". We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the NYSE, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increased our historical legal and financial compliance costs and have made some activities more time-consuming and costly, such as attracting and retaining qualified members of our Board as compared to Legacy FiscalNote as a private company.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

As a company, we devote significant resources to cybersecurity and risk management processes in order to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program is led primarily by our Vice President - Information Security, who has over 15 years’ experience in cybersecurity, information technology, and related compliance and holds a Certified Information Systems Security Professional certification. The information security team works cross-functionally, with significant involvement from other members of senior management and oversight by the Board.

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

Item 2. Properties.

The Company’s principal executive offices and global headquarters are located in Washington, D.C., and consist of approximately 65,000 square feet of space under a lease that expires on May 31, 2031. We also maintain a presence in a number of other jurisdictions internationally, including London, United Kingdom; Brussels, Belgium; Gurugram, India; and Singapore. We use these facilities for research and development, product engineering, sales and marketing, communications, finance, information technology and security, legal, human resources, and other administrative functions. We believe that our existing properties are suitable and adequate for our current needs, and we will continue to assess our facilities requirements as our business grows and operations evolve.

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

Holders

As of March 9, 2026, there were approximately 292 holders of record of our Class A Common Stock, which amount does not include participants of The Depository Trust Company or beneficial owners holding shares of Class A Common Stock or Public Warrants through nominee names, there were two holders of record of our Class B Common Stock, and there were three holders of record of our Private Warrants.

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

Unregistered Sales of Equity Securities.

None.

Issuer Purchases of Equity Securities.

The Company had no transactions regarding purchases of Common Stock during the quarter ended December 31, 2025. The Company does not have any publicly announced plan or programs for share purchases.

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

Overview

FiscalNote delivers deep expertise in legislative tracking, regulatory analysis, and stakeholder engagement through PolicyNote, our flagship platform. Built to ensure a complete, real-time view of the policy landscape, PolicyNote delivers extensive policy data integrated with AI-powered monitoring and expert analysis, fueled by the trusted reporting of CQ and Roll Call, and coupled with the grassroots mobilization power of VoterVoice. Our PolicyNote suite rapidly provides users with the clarity on the policy landscape needed to make an impact. In our core products, we ingest unstructured data on legislative and regulatory developments, and overlay that data with our sophisticated in-house AI and data science expertise to deliver structured, relevant and actionable information that facilitates and informs our customers’ key operational and strategic decisions. In addition, as the way organizations consume policy data and analysis changes, we are leveraging our policy domain expertise to expand into political prediction markets and enhancing our agentic API offerings to enable organizations to incorporate our policy intelligence directly into their internally-developed systems.

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

Significant Events

Debt Refinance

As described in Note 9, Debt to the consolidated financial statements included elsewhere in this Form 10-K, on August 12, 2025, the Company closed a series of transactions whereby the Company (a) retired all of its then outstanding obligations under the senior term loan consummated pursuant to the Credit Agreement with Runway Growth Finance Corp., ORIX Growth Capital, LLC, Clover Orochi LLC, and ACM ASOF VIII SaaS FinCo LLC entered into concurrent with the Business Combination (the "Prior Senior Term Loan") totaling approximately $62.7 million (including accrued and unpaid interest and deferred finance costs) and replaced it with a $75.0 million new 2025 senior term loan maturing in August 2029; (b) issued YA $21.0 million of Convertible Debentures for $18.9 million cash; (c) paid the holder of the Prior GPO Convertible Note $27.0 million to redeem $30.0 million of aggregate principal under the Prior GPO Convertible Note and exchanged the Prior GPO Convertible Note for a new convertible note with a principal balance of $20.4 million maturing in November 2029 (the "2025 GPO Convertible Note"), and (d) retired all of its then outstanding obligations under the Amended Legacy Notes (as defined and discussed in Note 9, Debt, to consolidated financial statements included elsewhere in this Form 10-K) by paying the holders $3.6 million in cash. On September 11, 2025, the Company issued another $12.3 million of Convertible Debentures to YA whereby the net proceeds of approximately $11.1 million was used to repay the outstanding obligations under the Third Era Convertible Note (as defined and discussed in Note 9, Debt, to consolidated financial statements included elsewhere in this Form 10-K) totaling $8.2 million.

Factors Impacting the Comparability of Our Operating Results

Dispositions

On July 1, 2025, we completed the sale of TimeBase for $7.4 million comprised of a cash payment to the Company of $6.7 million and a buyer holdback of $0.7 million. The Company recorded a gain of $1.3 million from the sale of TimeBase during the year ended December 31, 2025.

On March 31, 2025, we completed the sale of Dragonfly and Oxford Analytica for $40.3 million in cash. The Company recorded a gain of $15.3 million from the sale of Dragonfly and Oxford Analytica during the year ended December 31, 2025.

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

On March 11, 2024, we completed the sale of Board.org for $90.9 million in cash at closing. The Company recorded a gain on sale of business of $71.5 million during the year ended December 31, 2024.

These businesses contributed the following:

•
Subscription revenue of approximately $4.0 million and $19.5 million for the years ended December 31, 2025 and 2024, respectively.
•
Non-subscription revenue of approximately $0.7 million and $3.2 million for the years ended December 31, 2025 and 2024, respectively.
•
ARR of approximately $15.5 million at December 31, 2024, respectively.

At the end of 2024 the Company had approximately 573 employees with approximately 555 full-time. As a result of the Company's business dispositions, product rationalization, business simplification, and cost takeout actions, the Company's full-time equivalent headcount reduced by approximately 148 from the beginning of the year through December 31, 2025. As a result, the Company has seen a reduction in overall cash costs across all operating expenses. Management will continue evaluating for additional rationalization opportunities to further reduce the complexity of the business and reduce ongoing operating expenses.

We are focused on several key growth levers, including cross-selling and upselling opportunities at existing clients, expanding our client base with a focus on enterprise and government customers, expansion into adjacent markets, such as the political prediction markets, and enhancing and productizing policy data agentic APIs. Several of these growth drivers require investment in and refinement of our go-to-market approach and, as a result, we may continue to incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses specific to subscription revenue.

We plan to invest a portion of our available capital resources in building innovative products, attracting new customers and expanding our leadership role in the legal and regulatory information market to drive growth organically. We may also evaluate investment and commercial partnership opportunities to supplement our existing offerings, enabling us to enter new markets and potentially create new sources of revenue. We may also continue to divest non-core business lines or products consistent with our strategic policy focus and streamlining initiatives.

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

Annual Recurring Revenue (“ARR”)

Over 93% of our revenues are subscription based, which leads to high revenue predictability. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for subsequent periods. We use ARR as a measure of our revenue trend and an indicator of our future revenue opportunity from existing recurring subscription customer contracts. We calculate ARR on a parent account level by annualizing the contracted subscription revenue, and our total ARR as of the end of a period is the aggregate thereof. ARR is not adjusted for the impact of any known or projected future customer cancellations, upgrades or downgrades, or price increases or decreases. The amount of actual revenue that we recognize over any 12-month period is likely to differ from ARR at the beginning of that period, sometimes significantly. This may occur due to timing of the revenue bookings during the period, cancellations, upgrades, or downgrades and pending renewals. ARR should be viewed independently of revenue as it is an operating metric and is not intended to be a replacement or forecast of revenue. Our calculation of ARR may differ from similarly titled metrics presented by other companies.

Our ARR at December 31, 2025 and December 31, 2024 was $84.1 million and $107.5 million, respectively. ARR at December 31, 2024, excluding the impact of the sale of Oxford Analytica, Dragonfly, and TimeBase was $91.9 million.

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

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2024	2024	2024	2024	2025	2025	2025	2025
Net Revenue Retention	96%	98%	99%	98%	93%	96%	98%	96%

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

We use Adjusted Gross Profit and Adjusted Gross Profit Margin to understand and evaluate our core operating performance and trends. We believe these metrics are useful measures to us and to our investors to assist in evaluating our core operating performance because they provide consistency and direct comparability with our past financial performance and between fiscal periods, as the metrics eliminate the non-cash effects of amortization of intangible assets, which is a non-cash impact that may fluctuate for reasons unrelated to overall operating performance.

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

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues account for approximately 93% and 92% of our total revenues for the years ended December 31, 2025 and 2024, respectively.

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

Cost of revenues

Cost of revenues primarily consists of expenses related to hosting our service, the costs of data center capacity, amortization of developed technology and capitalized software development costs, certain fees paid to various third parties for the use of their technology, services, or data, costs of compensation, including bonuses, stock compensation, benefits and other expenses for employees associated with providing professional services and other direct costs of production. Also included in cost of revenues are our costs related to the preparation of contracted advisory deliverables.

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

Amortization of intangible assets

Amortization expense relates to our finite-lived intangible assets, including developed technology, customer relationship, databases and tradenames. These assets are amortized over periods of between three and twenty years. Finite-lived intangible assets are tested for impairment when indicators are present, and, if impaired, are written down to fair value. During the years ended December 31, 2025 and 2024, no impairment of intangible assets has been identified in our accompanying audited consolidated financial statements.

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

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements. The following discussion should be read in conjunction with those consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following table presents our results of operations for the periods indicated:

	Year Ended December 31,		Change
(In thousands)	2025	2024	$	%
Revenues:
Subscription	$88,982	$111,073	$(22,091)	(20)%
Advisory, advertising, and other	6,425	9,193	(2,768)	(30)%
Total revenues	95,407	120,266	(24,859)	(21)%

Operating expenses: (1)
Cost of revenues, including amortization	21,197	25,639	(4,442)	(17)%
Research and development	9,571	12,828	(3,257)	(25)%
Sales and marketing	26,624	35,055	(8,431)	(24)%
Editorial	14,932	18,528	(3,596)	(19)%
General and administrative	52,137	50,236	1,901	4%
Amortization of intangible assets	8,072	9,925	(1,853)	(19)%
Impairment of goodwill	12,378	-	12,378	NM
Transaction gains, net	-	(4)	4	(100)%
Total operating expenses	144,911	152,207	(7,296)	(5)%
Operating loss	(49,504)	(31,941)	(17,563)	55%

Gain on sales of businesses	(16,582)	(72,017)	55,435	NM
Interest expense, net	16,488	23,589	(7,101)	(30)%
Change in fair value of financial instruments	9,234	6,408	2,826	44%
Loss on debt extinguishment, net	7,958	-	7,958	NM
Other (income) expense, net	(105)	26	(131)	NM
Net (loss) income before income taxes	(66,497)	10,053	(76,550)	NM
(Benefit) provision from income taxes	(1,250)	536	(1,786)	NM
Net (loss) income	$(65,247)	$9,517	$(74,764)	NM
NM - Not meaningful

(1) Amounts include stock-based compensation expenses, as follows:
	Year Ended December 31,		Change
	2025	2024	$	%

Cost of revenues	$150	$412	$(262)	(64)%
Research and development	1,043	1,554	(511)	(33)%
Sales and marketing	1,185	1,567	(382)	(24)%
Editorial	549	687	(138)	(20)%
General and administrative	11,858	13,729	(1,871)	(14)%

Revenue:

Subscription Revenue

Subscription revenue of $89.0 million for the year ended December 31, 2025 decreased $22.1 million, or 20%, from $111.1 million for the year ended December 31, 2024. The comparability of our revenues between periods was impacted by the sales of the businesses of Dragonfly, Oxford Analytica, TimeBase, Board.org, and Aicel, described under “Factors Impacting the Comparability of Our Results of Operations” above. The table below presents the primary items that impacted the comparability of our subscription revenues between periods.

	Change for the Year Ended
	December 31, 2025 vs December 31, 2024
(In thousands)	$	%
Subscription Revenue change driver:
Decrease from sale of businesses	$(15,420)	(79)%
Decrease from discontinued products	(197)	(40)%
Decrease from organic business	(6,474)	(7)%
Subscription Revenues, net (total change)	$(22,091)	(20)%

The decrease in subscription revenue during the year ended December 31, 2025 is largely due to the impact from the sale of businesses of Dragonfly and Oxford Analytica on March 31, 2025 and TimeBase on July 1, 2025. The decrease in organic subscription revenue is primarily the result of customer retention challenges combined with the impact of Federal government cuts.

Advisory, Advertising, and Other Revenue

Advisory, advertising, and other revenue was $6.4 million for the year ended December 31, 2025, as compared to $9.2 million for the year ended December 31, 2024. The decrease of $2.8 million, or 30%, was primarily the result of the reduction of revenue from the sale of Oxford Analytica and Dragonfly in 2025.

Revenue by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Year Ended December 31,		Change
(In thousands)	2025	2024	$	%
North America	$85,599	$95,503	$(9,904)	(10)%
Europe	9,194	21,792	(12,598)	(58)%
Australia	614	1,276	(662)	(52)%
Asia	-	1,695	(1,695)	(100)%
Total revenues	$95,407	120,266	$(24,859)	(21)%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North American and Asia revenues decreased primarily for the reasons stated above.

Cost of revenues, including amortization

Cost of revenues was $21.2 million for the year ended December 31, 2025, as compared to $25.6 million for the year ended December 31, 2024. The decrease of $4.4 million, or 17%, was primarily attributable to the impact from the business dispositions totaling approximately $3.7 million partially offset by other decreases in third party costs.

Research and development

Research and development expense was $9.6 million for the year ended December 31, 2025 as compared to $12.8 million for the year ended December 31, 2024. The decrease of $3.2 million, or 25%, was primarily attributable to the impact from the business dispositions totaling approximately $0.9 million and a result of workforce planning actions.

Sales and marketing

Sales and marketing expense was $26.6 million for the year ended December 31, 2025 as compared to $35.1 million for the year ended December 31, 2024. The decrease of $8.5 million, or 24%, was primarily attributable to the impact from business dispositions of $5.0 million and a result of workforce actions.

Editorial expense

Editorial expense was $14.9 million for the year ended December 31, 2025 as compared to $18.5 million for the year ended December 31, 2024. The decrease of $3.6 million, or 19% was primarily attributable to the impact from business dispositions.

General and administrative

General and administrative expense was $52.1 million for the year ended December 31, 2025 as compared to $50.2 million for the year ended December 31, 2024. The increase of $1.9 million, or 4%, was primarily attributable to overall legal and accounting costs associated with debt transactions discussed in "Significant Events - Debt Refinance" partially offset by decreases from the business dispositions and a $1.9 million decrease in stock-based compensation expense for vested awards.

Amortization of intangibles

Amortization of intangibles was $8.1 million for the year ended December 31, 2025 as compared to $9.9 million for the year ended December 31, 2024. The decrease of $1.9 million, or 19%, was primarily attributable to the impact from the business dispositions.

Interest expense, net

Interest expense was $16.5 million for the year ended December 31, 2025 as compared to $23.6 million for the year ended December 31, 2024. The decrease in interest expense of $7.1 million was primarily due to the overall reduction of our indebtedness, as a result of our debt repayments from the proceeds of our sale of Oxford Analytica, Dragonfly, and TimeBase, as well as our debt refinance on August 12, 2025.

Change in fair value of financial instruments

Change in fair value of financial instruments was a $9.2 million loss for the year ended December 31, 2025 as compared to a $6.4 million loss for the year ended December 31, 2024. The change of $2.8 million is primarily related to the changes in the Dragonfly Seller Convertible Notes (as defined below), Third Era Convertible Note (as defined and discussed in Note 9, Debt, to consolidated financial statements included elsewhere in this Form 10-K), Convertible Debentures, Prior GPO Convertible Note (as defined below), and the 2025 GPO Convertible Note partially offset by the change in the fair value adjustment of the warrant liabilities.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Years Ended December 31,
(In thousands)	2025	2024
Total Revenues	$95,407	$120,266
Costs of revenue, including amortization of capitalized software development costs and acquired developed technology	(21,197)	(25,639)
Gross Profit	$74,210	$94,627
Gross Profit Margin	78%	79%
Gross Profit	74,210	94,627
Amortization of intangible assets	8,863	8,703
Adjusted Gross Profit	$83,073	$103,330
Adjusted Gross Profit Margin	87%	86%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Years Ended December 31,
(In thousands)	2025	2024
Net (loss) income	$(65,247)	$9,517
(Benefit) provision from income taxes	(1,250)	536
Depreciation and amortization	17,974	19,869
Interest expense, net	16,488	23,589
EBITDA	(32,035)	53,511
Gain on sale of businesses (a)	(16,582)	(72,017)
Stock-based compensation	14,785	17,949
Change in fair value of financial instruments (b)	9,234	6,408
Other non-cash charges (c)	20,997	100
Disposal related costs (d)	7,660	1,599
Employee severance costs (e)	2,355	635
Non-capitalizable debt raising costs	3,628	677
Costs incurred related to the Special Committee (f)	673	919
Non-operating income (g)	(431)	-
Adjusted EBITDA	$10,284	$9,781
Adjusted EBITDA Margin	11%	8%

(a)
Reflects the gain on disposal from the sale of TimeBase on July 1, 2025, Dragonfly and Oxford Analytica on March 31, 2025, and the gain on sale of Board.org on March 11, 2024 and the sale of Aicel on October 31, 2024.
(b)
Reflects the non-cash impact from the mark to market adjustments on our financial instruments.
(c)
Reflects the non-cash impact of the following: (i) charge of $40 in the first quarter of 2025, charge of $30 in the second quarter of 2025, a charge of $9 in the third quarter of 2025, and a benefit of $30 in the fourth quarter of 2025 related to the unrealized loss on investments; (ii) charge of $315 for fees satisfied with Common Stock of the Company during the first quarter of 2025; (iii) charge of $1,784 during the first quarter of 2025 and a charge of $6,174 in the third quarter of 2025 from the loss on debt extinguishment; (iv) gain of $170 from the release of the 2021 District of Columbia Creative And Open Space Modernization grant; (v) charge of $632 in the second quarter of 2025, a gain of $167 in the third quarter of 2025, and a charge of $2 in the fourth quarter of 2025 related to foreign currency translation losses, principally arising from converting a GBP denominated convertible note into USD, (v) impairment of goodwill of $12,378 in the fourth quarter of 2025, (vi) charge of $49 in the first quarter of 2024, charge of $31 in the second quarter of 2024, a charge of $17 in the third quarter of 2024, and a charge of $78 in the fourth quarter of 2024 related to the unrealized loss on investments; (vii) gain of $4 in the first quarter of 2024 and $113 in the fourth quarter of 2024 from the change in fair value related to the contingent consideration and contingent compensation related to the 2021, 2022, and 2023 Acquisitions; (viii) gain of $530 from the release of the 2020 District of Columbia Creative And Open Space Modernization grant; and (ix) charge of $572 for fees satisfied with Common Stock of the Company.
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

Liquidity and Capital Resources

Historically the Company has partially funded its operations through raising equity and debt. At December 31, 2025, the Company’s cash, cash equivalents, restricted cash, and short-term investments was $26.9 million compared to $35.3 million at December 31, 2024.

The Company had a negative working capital balance of $25.8 million (excluding cash and short-term investments) at December 31, 2025 and had an accumulated deficit of $872.1 million and $806.9 million as of December 31, 2025 and December 31, 2024, and has incurred net losses (excluding the gain on sale of businesses) of $81.8 million and $62.5 million for the years ended December 31, 2025 and 2024, respectively.

As described in Note 9, Debt to the consolidated financial statements included elsewhere in this Form 10-K, on August 12, 2025 we refinanced a substantial amount of our legacy indebtedness. On March 23, 2026, we amended the financial covenants of our 2025 Senior Term Loan (the "2025 Senior Term Loan Amendment"). See Note 19, Subsequent Events to the consolidated financial statements included elsewhere herein in this Form 10-K.

Our ability to maintain our minimum cash requirement, fund our future cash interest and principal repayment requirements under our 2025 Senior Term Loan and fund our operating expenses and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. The Company has implemented various cost saving measures throughout 2024, 2025, and 2026 that we believe provides us the flexibility to fund future operations and provide a path toward generating positive cash flows from operations. In addition, we will consider opportunities for divestitures of non-core businesses which could help fund our future cash requirements.

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, and convertible debt. Our principal debt outstanding, including paid-in kind interest as applicable, at December 31, 2025 and December 31, 2024 consisted of the following (excluding any fair value adjustments and debt discounts, as applicable):

	As of December 31,
(In thousands)	2025	2024
2025 Senior Term Loan	$74,063	$-
2025 GPO Convertible Note	20,434	-
Convertible Debentures	27,400	-
Dragonfly Convertible Note	14,289	13,030
Prior Senior Term Loan	-	88,595
Prior GPO Convertible Note	-	50,434
Amended Legacy Notes	-	16,165
PPP Loan	-	36
Total Principal Outstanding	$136,186	$168,260

2025 Senior Term Loan

On August 12, 2025 the Company closed on its new $75.0 million senior term loan that matures on August 12, 2029 (the "2025 Senior Term Loan") and received net proceeds of $72.9 million after original issue discount (“OID”) of $2.1 million, or 2.75%. The Company incurred approximately $1.9 million of lender fees and fees paid to third parties. OID and capitalized debt issuance costs totaled $4.0 million and is treated as a debt discount and will be amortized over the term of the 2025 Senior Term Loan using the effective interest method.

Obligations under the 2025 Senior Term Loan bear interest at variable rates, set at the Company’s option, based on a reference rate plus 7%, or the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus 8%. Interest is payable in cash monthly in arrears. The Company has elected to pay cash interest based on SOFR, which was 11.84% at December 31, 2025. For the year ended December 31, 2025, the Company recognized $3.5 million of cash interest on the 2025 Senior Term Loan, representing the cash interest on the 2025 Senior Term Loan from

August 12, 2025 to December 31, 2025. Going forward, the Company expects to incur approximately $2.2 million of quarterly cash interest based on current SOFR rates and expected outstanding principal balances.

As a result of the 2025 Senior Term Loan Amendment, the 2025 Senior Term Loan is repayable in consecutive quarterly installments on the last business day of each March, June, September and December of each fiscal year commencing September 30, 2025, in an amount equal to (i) $0.5 million with respect to each payment that was due on September 30, 2025 and December 31, 2025, (ii) $1.9 million with respect to each payment that will be due on March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026, and March 31, 2027, and (iii) $0.9 million with respect to each payment due thereafter, with the remaining principal amount due at the maturity of the 2025 Senior Term Loan, or such earlier time as it may become payable. The Company must also pay a quarterly fee commencing on September 30, 2025, in an amount equal to (i) $0.1 million which was due on September 30, 2025 and December 31, 2025, and will be due on March 31, 2026 and (ii) $0.04 million with respect to each quarterly payment due thereafter.

The 2025 Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The 2025 Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there are four financial covenants which we are required to meet: a minimum cash balance requirement, minimum annual recurring revenue requirement, an adjusted EBITDA requirement (as defined in the 2025 Senior Term Loan) and a capital expenditure limitation. At December 31, 2025 the Company was in compliance with all of its financial covenants set forth in the 2025 Senior Term Loan. On January 31, 2026, the Company's annual recurring revenue was below the minimum annual recurring revenue required pursuant to the terms of the 2025 Senior Term Loan. On March 23, 2026, the 2025 Senior Term Loan lenders waived their rights upon default retroactive to January 31, 2026. See Note 19, Subsequent Events, to the consolidated financial statements included elsewhere herein in this Form 10-K. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the Senior Term Loan due and payable the lenders can elect to increase the interest rate by 5.0% per annum.

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

On August 12, 2025, the initial tranche of Convertible Debentures comprising $21.0 million in stated principal amount were issued to YA, in accordance with the Purchase Agreement, with the Company receiving net proceeds of $18.9 million (the "First YA Debenture"). On September 11, 2025, the second, and final tranche of Convertible Debentures comprising $12.3 million in stated principal amount were issued to YA, in accordance with the Purchase Agreement with the Company receiving net proceeds of $11.0 million (the "Second YA Debenture").

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

2025 GPO Convertible Note / Prior GPO Convertible Note

On June 30, 2023 the Company issued to GPO FN Noteholder LLC (the “GPO Investor”) a subordinated convertible promissory note in an initial principal amount of $46.8 million (the “Prior GPO Convertible Note”). Pursuant to the terms of the Prior GPO Convertible Note, paid-in-kind interest accrued from the date of issuance through June 30, 2024. Beginning on July 1, 2024 the Company was required to pay interest with either cash or shares, solely at the discretion of the Company. Accordingly, since September 30, 2024 and through December 31, 2025, the Company issued the GPO Investor 346,059 Class A Common Shares, in the aggregate, in satisfaction of quarterly interest.

In conjunction with the establishment of the 2025 Senior Term Loan, on August 5, 2025, the Company entered into a redemption and exchange agreement with the GPO Investor.

Pursuant to the redemption and exchange with the GPO Investor, on August 12, 2025, the Company redeemed $30.0 million of the Prior GPO Convertible Note in exchange for a cash payment of $27.0 million to the GPO Investor (the "GPO Redemption"). The Company also issued 2025 GPO Convertible Note in exchange for, and the cancellation of, the remaining obligations under the existing Prior GPO Convertible Note.

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

Dragonfly Seller Convertible Notes

On January 27, 2023, we acquired Dragonfly and financed part of the purchase with the issuance of convertible notes (the "Dragonfly Seller Convertible Notes"). The Dragonfly Seller Convertible Notes are subordinate to our 2025 Senior Term Loan, accrues interest at 8% per annum, payable in kind or in cash (solely at the Company's election), and matures in January 2028.

Capital expenditures

Capital expenditures primarily consist of purchases of capitalized software costs and property and equipment. Our capital expenditures program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment to grow our business. We typically fund our capital expenditures through cash on hand. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. Our total capital expenditures were $7.2 million and $8.9 million for the years ended December 31, 2025 and 2024, respectively.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Years Ended December 31,
(In thousands)	2025	2024
Net (loss) income	$(65,247)	$9,517

Net cash (used in) provided by:
Operating activities	$(11,443)	$(5,298)
Investing activities	$39,710	$89,168
Financing activities	$(32,833)	$(71,432)

Operating activities

Cash used in operating activities consists of net (loss) income adjusted for certain non-cash items including depreciation and amortization, gain on sale of businesses, stock-based compensation, impairment of goodwill, changes in fair value of financial instruments, non-cash interest expense, and loss on settlement, as well as the effect of changes in working capital and other activities.

Cash used in operating activities in the year ended December 31, 2025 was $11.4 million, an increase of $6.1 million compared to the year ended December 31, 2024.

Cash used in operating activities in 2025 was driven by net loss of $65.2 million, which is adjusted for the exclusion of non-cash expenses and other adjustments totaling $58.4 million, primarily including the gain on sale of businesses of $16.6 million, impairment of goodwill of $12.4 million, loss on debt extinguishment of $8.0 million, non-cash and paid-in kind interest expense of $7.4 million, stock-based compensation expense of $14.8 million, a loss due to the change in fair value of financial instruments of $9.2 million, amortization and depreciation of $21.2 million (including the non-cash amortization from deferred costs to obtain revenue contracts), and other non-cash expenses of $2.0 million and the effect of changes in operating assets and liabilities that resulted in cash outflows of $4.6 million. Cash used by operating activities can be impacted by factors such as timing of cash receipts from customers, vendor payment terms, and timing of payments to vendors.

Cash used in operating activities in 2024 was driven by net income of $9.5 million, which is adjusted for the exclusion of non-cash expenses and other adjustments totaling $10.9 million, primarily including the gain on sale of businesses of $72.0 million, non-cash and paid-in kind interest expense of $11.0 million, stock-based compensation expense of $17.9 million, a loss due to the change in fair value of financial instruments of $6.4 million, amortization and depreciation of $23.6 million (including the non-cash amortization from deferred costs to obtain revenue contracts), and other non-cash expenses of $2.1 million and the effect of changes in operating assets and liabilities that resulted in cash outflows of $3.9 million. Cash used by operating activities can be impacted by factors such as timing of cash receipts from customers, vendor payment terms, and timing of payments to vendors.

Investing activities

Net cash provided by investing activities in the year ended December 31, 2025 was $39.7 million compared to $89.2 million in the year ended December 31, 2024. Net cash provided by investing activities in the year ended December 31, 2025 primarily consisted of $46.9 million of cash proceeds from the sale of businesses partially offset by cash paid for capital expenditures of $7.2 million primarily related to software development costs expenditures. Net cash provided by investing activities in the year ended December 31, 2024 primarily consisted of $98.1 million of cash proceeds for the sale of Board.org and Aicel, offset by cash paid for capital expenditures of $8.9 million primarily related to software development costs.

Financing activities

Net cash used in financing activities in the year ended December 31, 2025 was $32.8 million, compared to $71.4 million for the year ended December 31, 2024. Net cash used in financing activities during the year ended December 31,

2025 primarily consisted of payments of long-term debt of $128.8 million and $5.3 million from payment of deferred financing costs partially offset by $101.0 million from the proceeds from long-term debt, net of issuance costs and $0.3 million from exercise of stock options and employee stock plan purchases. Net cash used in financing activities during the year ended December 31, 2024 primarily consisted of $70.8 million from the principal payments of long-term debt and payment of deferred financing costs of $7.4 million primarily related to repayments on the Senior Term Loan, partially offset by $6.3 million from the issuance of a portion of the First Era Convertible Note and the full Second Era Convertible Note (each, as defined and discussed in Note 9, Debt, in our consolidated financial statements included elsewhere in this Form 10-K) and proceeds of $0.5 million from exercise of stock options and employee stock plan purchases.

Commitments and Contingencies

Our principal commitments consist of our debt service obligations and leases for office space. For more information regarding our lease obligations, see Note 5, Leases in our consolidated financial statements included elsewhere in this Form 10-K. For more information regarding our debt service obligations, see Note 9, Debt, in our consolidated financial statements included elsewhere in this Form 10-K.

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet financing activities or other arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

Recently Issued Accounting Pronouncements and Tax Reform

For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, refer to Note 1, Summary of Business and Significant Accounting Policies in our consolidated financial statements included elsewhere in this Form 10-K.

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

We believe that of our significant accounting policies, which are described in Note 1, Summary of Business and Significant Accounting Policies in our consolidated financial statements included elsewhere in this Form 10-K, the following accounting policies and specific estimates involve a greater degree of judgment and complexity.

Goodwill and Intangible Assets

As of December 31, 2025, our balance of goodwill was $122.9 million. Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events may include: (i) severe adverse industry or economic trends; (ii) company actions; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization, as indicated by the Company’s publicly quoted share price. We currently operate as a single reporting unit under the guidance in ASC 350 “Intangibles- Goodwill and Other.” Significant judgment is required to estimate our reporting unit’s fair value. Accordingly, we typically obtain the assistance of third-party valuation specialists for purposes of determining whether there is goodwill impairment.

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference.

To determine reporting unit fair value as part of the quantitative test, we typically rely on the income approach. Under the income approach, we project our future cash flows and discount these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and our long-term business strategy. As such, key estimates and factors used in this method include discount rate, revenue growth, and terminal growth rate.

December 31, 2025 Impairment Testing

As a result of a sustained decrease in our Company share price following our annual impairment test on October 1, 2025, and changes to our internal financial projections, we concluded that a triggering event had occurred and conducted an impairment test of our goodwill and other long-lived assets as of December 31, 2025. As a result of this review, each of our asset groups identified for the purpose of testing the recoverability of our definite-lived intangibles and other long-lived assets passed the recoverability test by a reasonable margin. However, the carrying value of our reporting unit exceeded its estimated fair value, resulting in a non-cash goodwill impairment charge of $12.4 million. For illustrative purposes, the Company performed a sensitivity analysis of its discount rate and terminal growth rate that indicated if we decreased our discount rate by 50 basis points and increased our terminal growth rate by 50 basis points, we would not have had any impairment and would have exceeded our carrying value by approximately 23%. Conversely, if we increased our discount rate by 50 basis points and decreased our terminal growth rate by 50 basis points, the impairment charge would have been approximately $14.0 million greater. The Company also notes that a 50 basis point increase, or decrease, in the Company’s terminal growth rate would have increased, or decreased as the case may be, the Company’s goodwill impairment charge by approximately $6.0 million.

Overall, in the event there are future adverse changes in our projected cash flows and/or changes in key assumptions, including but not limited to, an increase in our discount rate, lower revenue growth, lower margin, and/or a lower terminal growth rate, we may be required to record an additional non-cash impairment charge to our goodwill and/or long-lived assets. Such a non-cash charge would likely have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge.

In the period following December 31, 2025, there has been a further decline in the Company’s market capitalization, based upon the Company’s publicly quoted share price. If this decline in our share price is sustained, it may require further testing of our goodwill in our next reporting period and it may result in a further impairment of our goodwill.

In order to further validate the reasonableness of fair value as determined by the income approach described above, differences between estimated reporting unit fair value and market capitalization primarily reflect an implied control premium and differences between minority and controlling interests. Future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill could result in significantly different estimates of fair value.

See Note 8, Goodwill in our consolidated financial statements included elsewhere in this Form 10-K for additional discussion on goodwill and goodwill impairment.

An impairment assessment for finite-lived intangibles is only required when an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable.

Debt instruments measured at fair value

The Company accounts for certain of its debt obligations at fair value. Accordingly, the Company recognizes the debt obligations upon inception at fair value. The debt obligations are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s unaudited consolidated statement of operations. The Company estimates the fair value of the debt obligations using various acceptable valuation techniques.

Deferred Taxes and Valuation Allowance

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts that are expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the applicable tax law. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute its business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the tax provision would increase or decrease in the period in which the assessment is changed. During the year ended December 31, 2025 and 2024, we primarily relied on the expected timing of the reversals of existing temporary differences to support realization of our deferred tax assets.

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

Foreign Currency Exchange Risk

We use the U.S. Dollar ("USD") as our reporting currency. Our local subsidiaries transact generally in their local currency, considered the functional currency for that subsidiary. Our foreign currency exchange rate risk is related to translation of our assets and liabilities from the subsidiaries' functional currencies to USD. These adjustments are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheets. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, and British Pound Sterling. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States as well as the European Union, United Kingdom, and India. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts, growth of our international entities and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our cash denominated in foreign currency. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenue during the year ended December 31, 2025, was positively impacted by approximately 1.0% compared to the year ended December 31, 2024.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate 2025 Senior Term Loan. Our exposure to changes in interest rates in the future is currently associated with the secured overnight financing rate as determined by the Federal Reserve Bank of New York ("SOFR").

As of December 31, 2025, we had outstanding borrowings on our 2025 Senior Term Loan of $74.1 million, which bears interest at variable rates, set at the Company’s option, based on a reference rate plus 7%, or SOFR plus 8%. At December 31, 2025, the interest rate on our 2025 Senior Term Loan was 11.84% determined based on SOFR plus 8%. Assuming no change in the outstanding borrowings on our 2025 Senior Term Loan, we estimate that a one percentage point increase in SOFR would increase our annual cash interest expense by approximately $0.7 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FiscalNote Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FiscalNote Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 24, 2026 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Liquidity and Management's Plan

As described in Note 1 to the consolidated financial statements, the Company disclosed certain adverse conditions that raise substantial doubt about the Company’s ability to meet its obligations as they become due and continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements. The Company further disclosed certain plans identified by the Company in response to those conditions. The evaluation of whether the Company’s plans are both probable of both being implemented and being effective in alleviating the conditions that raise substantial doubt required management to use significant judgment.

We identified management’s evaluation of the Company’s ability to continue as a going concern as a critical audit matter because of certain significant assumptions required to conclude the Company’s plans alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including the reasonableness of the assumptions underlying the Company’s cash flow forecast for a period of one year from the date of issuance of the consolidated financial statements. Auditing the Company’s assumptions involved a high degree of auditor judgment and an increase in audit effort, including evaluating the consistency of those assumptions with other audit evidence obtained, due to the impact these assumptions have on the conclusion that management’s plans alleviate the conditions that raise substantial.

Our audit procedures related to liquidity included the following, among others:

•
We evaluated the Company’s forecasting process and the Company’s review of the significant assumptions used in the going concern analysis.

•
We evaluated the reasonableness of the Company’s conclusions, including their forecasted cash flows for at least one year from the date the consolidated financial statements were made available to be issued, by comparing projected results to historical operating performance and assessing the consistency of forecast assumptions with current operating conditions.

•
We evaluated the Company’s planned liquidity enhancing actions, including cost reduction initiatives and other operational measures, by assessing whether the actions were approved, within the Company’s control, and supported by historical execution of similar actions.

•
We assessed the consistency of Company’s cash flow forecasts with other audit evidence obtained, including other forecasts, board of directors’ minutes, internal budgets, and external communications.

•
We evaluated subsequent events related to liquidity, financing activities, and operating performance, including amendments to financing arrangements, occurring through the date of our auditor’s report to determine whether they corroborated or contradicted the Company’s going concern assessment.

•
We tested the Company’s ability to maintain compliance with covenants for at least one year from the date the financial statements were made available to be issued under the existing financing agreements.

•
We assessed the adequacy of the Company’s disclosures related to liquidity, including the qualitative descriptions of conditions giving rise to substantial doubt and management’s plans.

Goodwill

At December 31, 2025, the Company’s goodwill balance was $122,984 thousand. As described in Notes 1 and 8 to the consolidated financial statements, the Company has a significant balance of goodwill, which is not amortized, but is evaluated for impairment annually on October 1, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Due to an interim triggering event, the Company performed an additional quantitative impairment analysis as of December 31, 2025 using the income approach to estimate fair value of its single reporting unit. Impairment of goodwill was recognized within the Statement of Operations for $12,387.

We identified goodwill impairment as a critical audit matter because of certain significant assumptions made by management to estimate the fair value of cash flows of the reporting unit, including projected revenue growth, expenses, terminal growth rates, and the discount rate, which are affected by expectations about future operating performance, market conditions, and the Company’s ability to execute its strategic plans. Auditing the Company’s assumptions involved a high degree of auditor judgment and an increase in audit effort, including the use of a specialists and evaluating the consistency of those assumptions with other audit evidence obtained, due to the impact these assumptions have on the conclusion of the amount of goodwill impairment recorded.

Our audit procedures related to the Company’s goodwill impairment assessment included the following, among others:

•
We evaluated the forecasting process and the Company’s review of the valuation models and significant assumptions used in the impairment analysis.

•
We tested the completeness and accuracy of the underlying data used in the valuation model.

•
We evaluated the Company’s ability to forecast by comparing prior period projections to actual results.
•
We tested significant assumptions used in the impairment analysis by comparing projected revenue growth and expenses to historical results and external market and industry data.

•
We involved our valuation specialists to assist in assessing the valuation methodologies used by the Company to estimate the fair value of the reporting unit and evaluated whether those methodologies were appropriate and consistent with U.S. GAAP. In addition, the specialists also assisted with the evaluation of discount rate, including independently assessing key inputs used to determine the terminal growth rate and the discount rate, and the Company’s reconciliation of the estimated fair value of the reporting unit to the Company’s market capitalization.

•
We assessed the adequacy of the Company’s disclosures related to the goodwill impairment, including the qualitative descriptions of valuation techniques and inputs.

Debt

As described in Notes 9 and 16 to the consolidated financial statements, during the year the Company entered into, amended and or extinguished certain instruments for which the Company elected to account for under the fair value option. Certain of the Company’s debt instruments do not have quoted market prices and therefore require valuation techniques, such as a lattice model or a Monte Carlo simulation, that rely on observable market data and the Company’s judgment.

We identified the valuation of these instruments as a critical audit matter because of certain significant assumptions made by management with respect to the inputs to the fair value models such as the yield. Auditing the Company’s assumptions involved a high degree of auditor judgment and an increase in audit effort, including the use of specialists, particularly in assessing whether the Company’s assumptions were consistent with current market conditions and the specific terms of the Company’s financing arrangements.

Our audit procedures related to the valuation of the Company’s financing instruments included the following, among others:

•
We evaluated the process of the Company’s review of the valuation models and significant assumptions and methodologies used in the valuation analysis.

•
We tested the completeness and accuracy of the underlying data used in the valuation models, including principal balances, contractual terms, and maturity dates.
•
We involved our valuation specialists to assist in assessing the appropriateness of the valuation methodologies used by the Company to estimate the fair value of the debt instruments, including assessing whether the methodologies were consistent with U.S. GAAP and industry practice. The specialists also tested assumptions used in the valuation, including the key assumption of the yield, by comparing them to observable market data for comparable debt instruments.

•
We assessed the adequacy of the Company’s disclosures related to the valuation of financing instruments, including the fair value hierarchy classification and qualitative descriptions of valuation techniques and inputs.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

McLean, Virginia

March 24, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FiscalNote Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited FiscalNote Holdings, Inc.’s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes to the consolidated financial statements of the Company and our report dated March 24, 2026 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Information Technology General Controls (ITGC): There were deficiencies in the design and operation of ITGCs over logical access and change management for the Company’s enterprise resource planning system and over logical access for the Company’s customer relationship management system that support the Company’s financial reporting processes. All automated and manual business process controls, including controls around the segregation of duties over manual journal entries, that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted by the ITGC deficiencies.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 financial statements, and this report does not affect our report dated March 24, 2026 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

McLean, Virginia

March 24, 2026

FISCALNOTE HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except shares, and par value)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$24,319	$28,814
Restricted cash	633	640
Short-term investments	1,995	5,796
Accounts receivable, net	11,953	13,465
Costs capitalized to obtain revenue contracts, net	2,304	3,016
Prepaid expenses	2,456	2,548
Other current assets	1,890	2,908
Total current assets	45,550	57,187

Property and equipment, net	4,177	5,051
Capitalized software costs, net	12,585	15,099
Noncurrent costs capitalized to obtain revenue contracts, net	2,479	3,197
Operating lease assets	13,646	15,620
Goodwill	122,984	159,061
Customer relationships, net	30,671	41,717
Database, net	14,077	16,147
Other intangible assets, net	8,208	13,018
Other non-current assets	761	100
Total assets	$255,138	$326,197

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$2,813	$36
Accounts payable and accrued expenses	7,257	8,462
Deferred revenue, current portion	29,778	35,253
Customer deposits	1,067	1,850
Operating lease liabilities, current portion	3,320	3,386
Other current liabilities	191	2,266
Total current liabilities	44,426	51,253

Long-term debt, net of current maturities	125,635	147,041
Deferred tax liabilities	476	1,934
Deferred revenue, net of current portion	266	222
Operating lease liabilities, net of current portion	19,312	22,490
Public and private warrant liabilities	477	2,458
Other non-current liabilities	2,595	2,968
Total liabilities	193,187	228,366
Commitment and contingencies (Note 18)
Stockholders' equity:
Class A Common stock ($0.0001 par value, 1,700,000,000 authorized, 15,557,379 and 11,899,532 issued and outstanding at December 31, 2025 and 2024, respectively)	2	1
Class B Common stock ($0.0001 par value, 9,000,000 authorized, 690,909 issued and outstanding at December 31, 2025 and 2024, respectively)	-	-
Additional paid-in capital	933,905	899,943
Accumulated other comprehensive income (loss)	190	4,786
Accumulated deficit	(872,146)	(806,899)
Total stockholders' equity	61,951	97,831
Total liabilities and stockholders' equity	$255,138	$326,197

The accompanying notes are an integral part of these consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except shares and per share data)

	Years Ended December 31,
	2025	2024
Revenues:
Subscription	$88,982	$111,073
Advisory, advertising, and other	6,425	9,193
Total revenues	95,407	120,266
Operating expenses: (1)
Cost of revenues, including amortization	21,197	25,639
Research and development	9,571	12,828
Sales and marketing	26,624	35,055
Editorial	14,932	18,528
General and administrative	52,137	50,236
Amortization of intangible assets	8,072	9,925
Impairment of goodwill	12,378	-
Transaction gains, net	-	(4)
Total operating expenses	144,911	152,207
Operating loss	(49,504)	(31,941)

Gain from sale of businesses (Note 4)	(16,582)	(72,017)
Interest expense, net	16,488	23,589
Change in fair value of financial instruments	9,234	6,408
Loss on debt extinguishment, net	7,958	-
Other (income) expense, net	(105)	26
Net (loss) income before income taxes	(66,497)	10,053
(Benefit) provision from income taxes	(1,250)	536
Net (loss) income	(65,247)	9,517
Other comprehensive income (loss)	960	(299)
Total comprehensive (loss) income	$(64,287)	$9,218

Net (loss) income used to compute basic and diluted (loss) income per share	$(65,247)	$9,517

(Loss) earnings per share attributable to common shareholders:
Basic and Diluted	$(4.65)	$0.83
Weighted average shares used in computing (loss) earnings per share attributable to common shareholders:
Basic and Diluted	14,025,448	11,440,050

(1) Amounts include stock-based compensation expenses, as follows:

	Years Ended December 31,
	2025	2024
Cost of revenues	$150	$412
Research and development	1,043	1,554
Sales and marketing	1,185	1,567
Editorial	549	687
General and administrative	11,858	13,729

The accompanying notes are an integral part of these consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Equity
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2023 (as adjusted for the reverse stock split)	10,830,896	$1	$860,496	$(622)	$(816,416)	$43,459
Issuance of Class A common Stock upon vesting of restricted share units	288,408	-	3	-	-	3
Issuance of Class A common Stock under employee stock purchase plan	42,488	-	471	-	-	471
Note conversion	142,940	-	19,011	-	-	19,011
Shares issued to satisfy interest on the Prior GPO Convertible Note	1,285,709	-	1,933	-	-	1,933
Exercise of stock options	-	-	3	-	-	3
Return of common stock	-	-	-			-
Stock-based compensation expense	-	-	17,949	-	-	17,949
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	77	-	-	77
Change in fair value of debt instruments (Note 10)	-	-	-	5,707	-	5,707
Net income	-	-	-	-	9,517	9,517
Foreign currency translation loss	-	-	-	(299)	-	(299)
Balance at December 31, 2024	12,590,441	$1	$899,943	$4,786	$(806,899)	$97,831
Issuance of Class A common Stock upon vesting of restricted share units	567,060	-	-	-	-	-
Issuance of Class A common Stock upon exercise of employee stock purchase plan and exercise of stock options	37,402	-	276	-	-	276
Note conversion	1,049,419	-	8,721	-	-	8,721
Prior GPO Convertible Note interest and extinguishment (Note 9)	203,118	-	1,902	(4,443)	-	(2,541)
Dragonfly Note and debt discount conversion	5,613	-	73	(1,113)	-	(1,040)
Era Note (Note 9)	(58,116)	-	364	-	-	364
Brokerage Fees Shares issued	25,000	-	315	-	-	315
Convertible Debenture Conversion	1,686,423	1	7,206	-	-	7,207
2025 GPO Convertible Note interest	141,928	-	660	-	-	660
Stock-based compensation expense	-	-	14,785	-	-	14,785
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	(340)	-	-	(340)
Net loss	-	-	-	-	(65,247)	(65,247)
Foreign currency translation gain	-	-	-	960	-	960
Balance at December 31, 2025	16,248,288	$2	$933,905	$190	$(872,146)	$61,951

The accompanying notes are an integral part of these consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024
Operating Activities:
Net (loss) income	$(65,247)	$9,517
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,039	1,241
Amortization of intangible assets and capitalized software development costs	16,935	18,628
Amortization of deferred costs to obtain revenue contracts	3,257	3,707
Impairment of goodwill	12,378	-
Gain on sale of businesses	(16,582)	(72,017)
Non-cash operating lease expense	1,944	2,060
Stock-based compensation	14,785	17,949
Bad debt expense	416	148
Change in fair value of financial instruments	9,234	6,408
Deferred income tax provision (benefit)	(189)	(162)
Paid-in-kind interest, net	4,472	7,963
Other non-cash items	(121)	60
Non-cash interest expense	2,913	3,068
Loss on debt extinguishment, net	7,958	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,269)	1,836
Prepaid expenses and other current assets	1,905	592
Costs capitalized to obtain revenue contracts, net	(2,330)	(2,902)
Other non-current assets	(12)	228
Accounts payable and accrued expenses	(175)	(1,111)
Deferred revenue	2,460	1,032
Customer deposits	(279)	(194)
Other current liabilities	(1,618)	(454)
Lease liabilities	(3,128)	(3,117)
Other non-current liabilities	(189)	222
Net cash used in operating activities	(11,443)	(5,298)

Investing Activities:
Capital expenditures	(7,203)	(8,884)
Cash proceeds from the sale of businesses, net (Note 4)	46,913	98,052
Net cash provided by investing activities	39,710	89,168

Financing Activities:
Proceeds from long-term debt, net of issuance costs	100,985	6,301
Principal payments of long-term debt	(128,821)	(70,808)
Payment of deferred financing costs	(5,273)	(7,399)
Proceeds from exercise of stock options and ESPP purchases	276	474
Net cash used in financing activities	(32,833)	(71,432)

Effects of exchange rates on cash	64	(284)

Net change in cash, cash equivalents, and restricted cash	(4,502)	12,154
Cash, cash equivalents, and restricted cash, beginning of period	29,454	17,300
Cash, cash equivalents, and restricted cash, end of period	$24,952	$29,454

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock for conversion of debt and interest	$2,562	$20,946
Amounts held in holdback/escrow related to the sale of business	$738	$285
Property and equipment purchases in accounts payable	$44	$88

Supplemental Cash Flow Activities:
Cash paid for interest	$9,650	$14,732
Cash paid for taxes	$1,232	$274

The accompanying notes are an integral part of these consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(in thousands, except shares, par value, per share amounts, or as otherwise noted)

Note 1. Summary of Business and Significant Accounting Policies

Description of Business

FiscalNote delivers deep expertise in legislative tracking, regulatory analysis, and stakeholder engagement through PolicyNote, our flagship platform. Built to ensure a complete, real-time view of the policy landscape, PolicyNote delivers extensive policy data integrated with AI-powered monitoring and expert analysis, fueled by the trusted reporting of CQ and Roll Call, and coupled with the grassroots mobilization power of VoterVoice. Our PolicyNote suite rapidly provides users with the clarity on the policy landscape needed to make an impact. In our core products, we ingest unstructured data on legislative and regulatory developments, and overlay that data with our sophisticated in-house AI and data science expertise to deliver structured, relevant and actionable information that facilitates and informs our customers’ key operational and strategic decisions. In addition, as the way organizations consume policy data and analysis changes, we are leveraging our policy domain expertise to expand into political prediction markets and enhancing our API offerings to enable organizations to incorporate our policy intelligence directly into their internally-developed systems.

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

The Company’s cash, cash equivalents, restricted cash, and short-term investments were $26,947 as of December 31, 2025, compared with $35,250 as of December 31, 2024. Further, the Company had negative working capital (excluding cash, restricted cash, and short-term investments) of $25,823 and $29,316 at December 31, 2025 and December 31, 2024,

respectively, and had an accumulated deficit of $872,146 and $806,899 as of December 31, 2025 and December 31, 2024, respectively, and has incurred net losses (excluding the effect of gains on sale of businesses) of $81,829 and $62,500 for the years ended December 31, 2025 and 2024, respectively. Historically, the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company partially funded its operations through raising equity and debt and selling assets (see Note 4, Dispositions). As disclosed in Note 19, "Subsequent Events", the Company did not meet its 2025 Senior Tem Loan minimum annualized recurring revenue financial covenant requirement. This event raised substantial doubt about the Company’s ability to continue as a going concern and meet the Company's obligations as they become due within one year after the date the financial statements are issued.

On March 23, 2026 the Company entered into Amendment No. 1 of the 2025 Senior Term Loan, which among other things, (a) waived the event of default arising from the Company's failure to satisfy the annualized recurring revenue covenant at January 31, 2026, (b) revised the minimum thresholds for annualized recurring revenue and consolidated adjusted EBITDA and reduced minimum liquidity requirements through March 31, 2027, and (c) revised the Company's interest and principal repayment requirements (See Note 19, "Subsequent Events" for additional details). On March 19, 2026, the Company announced an organizational transformation that will reduce operating expenses significantly, including a workforce reduction of approximately 25%. As discussed in Note 9, "Debt", current maturities of principal repayments for other than the 2025 Senior Term Loan will be settled in shares. With the aforementioned actions, management believes this plan will alleviate the substantial doubt about the Company's ability to continue as a going concern.

The Company has implemented various cost saving measures throughout 2025 and 2026 to rationalize its cost structure and is actively evaluating additional cost saving opportunities and sources of capital. The Company expects to have adequate cash and cash flows to support its operating, investing, and financing activities for at least the next twelve months from the date of this filing. Pursuant to Amendment No. 1 of the 2025 Senior Term Loan, the Company is also required to make a $20.0 million prepayment no later than March 31, 2027. This requirement may create uncertainty over the Company's ability to continue as a going concern in the future. The Company’s ability to maintain compliance with its financial covenants and satisfy its debt obligations are based on the Company’s current expectations regarding revenues, improved net retention, collections, cost structure, current cash burn rate and other operating assumptions, which in part, depend on general economic, financial, competitive, legislative, regulatory, and other conditions.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business in addition to, and in conjunction with, Amendment No. 1 to the 2025 Senior Term Loan as disclosed in Note 19, Subsequent Events. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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
•
the fair value of certain stock awards issued; and
•
the recognition, measurement, and valuation of current and deferred income taxes and uncertain tax positions.

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

Segments

The Company is a leading provider of artificial intelligence ("AI") driven global policy and regulatory intelligence solutions and operates out of a single operating segment. The Company derives revenues from customers by delivering critical, actionable legal and policy insights in a rapidly evolving political, regulatory and macroeconomic environment.

The Company's chief operating decision maker ("CODM") is the chief executive officer. The chief operating decision maker assesses performance for the single operating segment and decides how to allocate resources based on net (loss) income that also is reported on the income statement as consolidated net (loss) income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company does not have intra-equity sales or transfers. The Company operates as a single operating segment as the chief operating decision maker manages the business activities on a consolidated basis.

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

The CODM does not evaluate performance or allocate resources based on assets of the single segment assets, and therefore such information is not presented in the notes to the financial statements.

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

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days billings are past due, collection history of each customer, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the consolidated statements of operations, included in sales and marketing expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of December 31, 2025 and December 31, 2024, allowance for credit losses of $1,454 and $1,343, respectively, was included in the accounts receivable, net balance.

No single customer accounted for more than 10% of the Company's accounts receivable balance as of December 31, 2025 and December 31, 2024. Revenue derived from the U.S. Federal Government was 17% of revenue for both of the years ended December 31, 2025 and December 31, 2024. As of December 31, 2025 and December 31, 2024, assets located in the United States were approximately 99% and 85% of total assets, respectively.

One vendor accounted for more than 10% of the Company’s accounts payable as of December 31, 2025 and two vendors as of December 31, 2024, respectively. One vendor represented more than 10% of the total purchases made for the year ended December 31, 2025 and for the year ended December 31, 2024.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At December 31, 2025, approximately 62% of the Company’s cash and cash equivalents were held at JPMorgan Chase Bank, N.A.

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

Acquisition-Related Intangibles and Other Long-Lived Assets

The Company recognizes acquisition-related intangible assets, such as customer relationships and developed technology, in connection with business combinations. The Company amortizes the cost of acquisition-related intangible assets that have finite useful lives generally on a straight-line basis. The Company evaluates acquisition-related intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups are measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. This includes assumptions about future prospects for the business that the asset group relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, the Company determines whether the Company needs to take an impairment charge to reduce the value of the asset group stated on the Company’s consolidated balance sheets to reflect its estimated fair value. When the Company considers such assets to be impaired, the amount of impairment the Company recognizes is measured by the amount by which the carrying amount of the asset group exceeds its fair value. There were no impairments of long-lived assets during the year ended December 31, 2025 and December 31, 2024 (see Note 7, Intangible Assets).

Goodwill Impairment

Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For purposes of assessing potential impairment, the Company estimates the fair value of its reporting unit based on the price a market participant would be willing to pay in a potential sale of the reporting unit, and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. The annual goodwill impairment test is performed on October 1st.

As a result of a sustained decrease in our Company share price following our annual impairment test on October 1, 2025, and changes to our internal financial projections, we concluded that a triggering event had occurred and conducted an impairment test of our goodwill and other long-lived assets as of December 31, 2025. During the year ended December 31, 2025, the Company recorded a non-cash goodwill impairment charge of $12,378 (see Note 8, Goodwill). There were no impairments of goodwill during the year ended December 31, 2024.

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

Lease liabilities, which represent the Company's obligation to make lease payments arising from the lease, and corresponding right-of-use assets, which represent the Company's right to use an underlying asset for the lease term, are recognized at the commencement date of the lease based on the present value of fixed future payments over the lease term. The Company calculates the present value of future payments using a discount rate equal to the Company’s incremental borrowing rate. For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred. The Company did not have any finance leases at December 31, 2025 and at December 31, 2024. The Company records costs associated with leases within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

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

Recent Accounting Pronouncements Not Yet Effective

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) as amended by ASU 2025-01, which requires public entities to disclose disaggregated information about certain income statement line items in the notes to the financial statements. For public entities, ASU 2024-03 is required to be adopted for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. For public entities, ASU 2023-07 is required to be adopted for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU effective for our Annual Report on Form 10-K for the year ending December 31, 2024, and as a result, enhanced certain qualitative considerations within "Segment Information" of Note 1, Summary of Business and Significant Accounting Policies. There were no significant impacts to our existing quantitative disclosures as a result of our adoption of this ASU.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose disaggregated information about a reporting entity's effective tax rate reconciliation as well as additional information on income taxes paid. For public entities, ASU 2023-09 is required to be adopted for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted this ASU effective for our Annual Report on Form 10-K for the year ending December 31, 2025 and have applied the provisions on a prospective basis.

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

Note 3. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Years Ended December 31,
	2025	2024
Subscription	$88,982	$111,073
Advisory	2,084	4,640
Advertising	1,494	1,683
Books	10	233
Other revenue	2,837	2,637
Total	$95,407	$120,266

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Years Ended December 31,
	2025	2024
North America	$85,599	$95,503
Europe	9,194	21,792
Australia	614	1,276
Asia	-	1,695
Total	$95,407	$120,266

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the year ended December 31, 2024, revenue attributed to the United Kingdom represented approximately 14% of total revenues. For the years ended December 31, 2025 and 2024, revenue attributed to Belgium represented approximately 5% and 4%, respectively. No other foreign country represented more than five percent of total revenue during the years ended December 31, 2025 and 2024, respectively.

Contract Assets

The Company had contract assets of $590 and $1,240, as of December 31, 2025 and December 31, 2024, respectively. The Company had contract assets of $1,183 as of January 1, 2024. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2023	$44,405
Sale of businesses	(9,715)
Revenue recognized in the current period from amounts in the prior balance	(38,280)
New deferrals, net of amounts recognized in the current period	39,274
Effects of foreign currency	(209)
Balance at December 31, 2024	35,475
Sale of businesses	(7,698)
Revenue recognized in the current period from amounts in the prior balance	(32,775)
New deferrals, net of amounts recognized in the current period	34,572
Effects of foreign currency	470
Balance at December 31, 2025	$30,044

Costs Capitalized to Obtain Revenue Contracts

During the years ended December 31, 2025 and 2024, the Company capitalized $2,275 and $2,899 of costs to obtain revenue contracts and amortized $3,257 and $3,707 to sales and marketing expense during the years ended December 31, 2025 and 2024, respectively. There were no impairments of costs to obtain revenue contracts for the years ended December 31, 2025 and 2024.

Unsatisfied Performance Obligations

At December 31, 2025 and December 31, 2024, the Company had $71,991 and $92,356 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this revenue over the next five years.

Note 4. Dispositions

2025 Dispositions

Sale of Oxford Analytica and Dragonfly

On February 21, 2025 (the "Signing Date"), the Company entered into an equity purchase agreement (the "Equity Purchase Agreement") with Factiva Ltd., ("Factiva") a limited company organized under the laws of England and Wales, providing for the sale of all of the outstanding equity interests in each of Dragonfly Eye Limited, a UK private limited company (“Dragonfly”), and The Oxford Analytica International Group, LLC, a Delaware limited liability company (“Oxford” and collectively with Dragonfly, the “Sold Businesses”). At closing of the sale on March 31, 2025, after adjustments based on the Sold Businesses estimated working capital, indebtedness, and transaction expenses, the Company received $40,000 in cash (excluding $400 of the purchase price that was deposited into escrow to satisfy certain potential post-closing purchase price adjustments and indemnification claims and including $813 of cash acquired by Factiva). As a result of the sale, the Company recorded a pre-tax gain on disposal of $15,257. The purchase price is subject to adjustment pursuant to the Equity Purchase Agreement; accordingly, the gain on sale may increase, or decrease, as the case may be, upon finalization of the purchase price.

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

The Company determined that TimeBase was not a significant subsidiary, and the disposition of TimeBase did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for TimeBase were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements."

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

Sale of Board.org

On March 11, 2024, the Company entered into an agreement (the "Purchase Agreement") to sell the equity of the Company's subsidiary owning and operating its Board.org business with Exec Connect Intermediate LLC (the “Exec Connect”). On March 11, 2024, after adjustments based on Board.org’s working capital, indebtedness and transaction expenses, as well as retention payments payable to certain employees of Board.org, the Company received $90,905 in cash (excluding $785 of the purchase price that was deposited into escrow to satisfy certain potential post-closing purchase price adjustments and indemnification claims and including $21 of cash acquired by Exec Connect). As a result of the sale of Board.org, the Company recorded a pre-tax gain on disposal of $71,599, inclusive of the $785 of funds placed in escrow. On June 6, 2024, the Company received $500 of the $785 placed in escrow. At December 31, 2024 the Company had $285 included in other current assets representing the remaining balance held in escrow. On March 17, 2025, the remaining $285 of escrow was released to the Company.

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

Note 5. Leases

The Company has operating leases, principally for corporate offices under non-cancelable operating leases that expire at various dates through 2031. The non-cancellable base terms of these leases typically range from one to five years. Certain lease terms may include options to extend or terminate the lease, which are not factored into the determination of lease payments if they are not reasonably certain to be exercised.

The following table details the composition of lease expense for the years presented:

	Years Ended December 31,
	2025	2024
Operating lease cost	$4,049	$4,723
Variable lease cost	264	279
Short-term lease cost	55	210
Total lease costs	$4,368	$5,212
Sublease income	$(122)	$(130)

The following tables present the future minimum lease payments and additional information about the Company's lease obligations as of December 31, 2025:

2026	$5,073
2027	5,041
2028	5,163
2029	5,289
2030	5,421
Thereafter	2,294
Total minimum lease payments	28,281
Less: Amounts representing interest	5,649
Net minimum lease payments	$22,632

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)	5.4	6.3
Weighted average discount rate	8.4%	8.5%

The following table presents supplemental cash flow information for the period presented:

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$5,250	$5,837
Supplemental noncash information on lease liabilities arising from obtaining operating lease assets:
Operating lease assets obtained in exchange for lease obligations	$304	$1,042

Note 6. Property, Plant and Equipment

The following table details property and equipment as of the dates presented:

	As of December 31,
	2025	2024
Leasehold improvements	$9,526	$9,536
Furniture and fixtures	81	101
Equipment	196	197
Computer equipment	2,318	2,406
Total property and equipment	$12,121	$12,240

Less: accumulated depreciation	(7,944)	(7,189)
Total property and equipment, net	$4,177	$5,051

Long-term assets outside of the United States were less than $1,000 at both December 31, 2025 and 2024.

Depreciation expense was $1,039 and $1,241 for the years ended December 31, 2025 and 2024, respectively, and is recorded as part of the general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

Note 7. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	December 31, 2025			December 31, 2024			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years) December 31, 2025
Customer relationships	$66,570	$(35,899)	$30,671	$76,584	$(34,867)	$41,717	6.9
Developed technology	21,738	(18,738)	3,000	29,015	(23,662)	5,353	5.1
Databases	29,145	(15,068)	14,077	29,135	(12,988)	16,147	6.9
Tradenames	9,325	(5,090)	4,235	10,808	(5,100)	5,708	6.6
Patents	871	(248)	623	841	(232)	609	18.6
Content library	592	(242)	350	592	(183)	409	5.9
Expert network	-	-	-	2,654	(1,715)	939	-
Total	$128,241	$(75,285)	$52,956	$149,629	$(78,747)	$70,882

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $8,072 and $9,925 for the years ended December 31, 2025 and 2024, respectively.

Amortization of developed technology was recorded as part of cost of revenues in the amount of $672 and $2,277 for the years ended December 31, 2025 and 2024, respectively.

The expected future amortization expense for intangible assets as of December 31, 2025 is as follows:

2026	$8,183
2027	8,178
2028	7,958
2029	7,688
2030	7,219
Thereafter	13,730
Total	$52,956

Capitalized software development costs

Capitalized software development costs are as follows:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$38,284	$(25,699)	$12,585	$34,946	$(19,847)	$15,099

During the years ended December 31, 2025 and 2024, the Company capitalized interest on capitalized software development costs in the amount of $473 and $583, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues for the years ended December 31, 2025 and 2024 in the amount of $8,191 and $6,426, respectively. The estimated useful life is determined at the time each project is placed in service.

Impairment of long-lived assets

During each fiscal year, we periodically assessed whether any indicators of impairment existed related to our intangible assets. As of each interim period end during each fiscal year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of intangible assets below their carrying value. We identified a triggering event during the fourth quarter of 2025, primarily related to the prolonged decline in the Company’s stock price and market capitalization. This triggering event indicated we should test the related long-lived assets for impairment in certain of our asset groups. We tested each applicable asset group by first performing a recoverability test, comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were sufficient to recover the carrying value of certain asset groups. As a result, we concluded that no impairment charge was to be recorded for long-lived assets during the fourth quarter of 2025.

Note 8. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually as of October 1 of each year.

The changes in the carrying amounts of goodwill, which are generally not deductible for tax purposes, are as follows:

Balance at December 31, 2023	$187,703
Sale of Businesses	(27,999)
Impact of foreign currency fluctuations	(643)
Balance at December 31, 2024	159,061
Sale of Businesses	(24,652)
Impairment	(12,378)
Impact of foreign currency fluctuations	953
Balance at December 31, 2025	$122,984

On January 1, 2025, effective with the appointment of our new CEO, the Company reassessed its goodwill reporting unit and determined that the Company now operates out of a single reporting unit. Accordingly, the Company performed a quantitative goodwill impairment assessment immediately prior to, and on, January 1, 2025, which resulted in no impairment of goodwill.

The Company performed its annual goodwill impairment test on October 1, 2025 which indicated no impairment. However, due to the sustained decline in the Company's stock price and market capitalization toward the end of the fourth quarter of 2025, as well as the decline in organic revenue and customer retention, the Company performed a quantitative goodwill impairment assessment as of December 31, 2025. This quantitative assessment resulted in a goodwill impairment charge of $12,378 recognized in the fourth quarter of 2025. Prior to the quantitative goodwill impairment test performed at December 31, 2025, the Company tested the recoverability of its long-lived assets, and concluded that none of its intangibles were impaired. See Note 7, Intangible Assets. In the period following December 31, 2025, the Company has experienced a further decline in its market capitalization based upon its publicly quoted share price. Additionally, as described in Note 19, "Subsequent Events", the Company failed to satisfy its annualized recurring revenue covenant for the month ended January 31, 2026, reflecting continued pressure on customer retention and organic revenue. The Company is monitoring these developments as potential indicators of impairment under ASC 350. As of the date these financial statements were available to be issued, the Company has evaluated whether these factors, individually or in combination, constitute a triggering event requiring an interim goodwill impairment assessment. The Company also considered the impact of its first quarter 2026 restructuring actions, which are expected to result in meaningful reductions in operating costs relative to the assumptions embedded in the December 31, 2025 impairment analysis. If the decline in the Company's share price is sustained or the Company's operating performance does not improve in line with management's expectations, further testing of the Company's goodwill may be required and could result in an additional impairment charge.

The fair value estimate of the Company's single reporting unit was derived based on an income approach. Under the income approach, the Company estimated the fair value of its single reporting unit based on the present value of estimated future cash flows, which the Company considers to be a Level 3 unobservable input in the fair value hierarchy. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and our long-term business strategy. As such, key assumptions and factors used in this method include, but are not limited to, revenue, margin, operating expense growth rates, realization of net operating losses, tax rates and policies in place as of the date of impairment testing, as well as a discount rate, and a terminal growth rate. In order to further validate the reasonableness of fair value as determined by the income approach, differences between estimated reporting unit fair value and market capitalization primarily reflect an implied control premium and differences between minority and controlling interests.

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

Note 9. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	December 31, 2025	December 31, 2024
2025 Senior Term Loan	$74,063	$-
2025 GPO Convertible Note	19,235	-
Convertible Debentures	26,663	-
Dragonfly Seller Convertible Notes	11,982	8,979
Prior Senior Term Loan	-	88,595
Prior GPO Convertible Note	-	36,524
Amended Legacy Notes	-	16,165
PPP loan	-	36
Total gross debt	131,943	150,299
Debt issuance costs and debt discount	(3,495)	(3,222)
Total	128,448	147,077
Less: Current maturities	(2,813)	(36)
Total long-term debt	$125,635	$147,041

2025 Senior Term Loan/ Prior Senior Term Loan

2025 Senior Term Loan

On August 5, 2025, the Company entered into a financing agreement (the "Financing Agreement"), by and among the Company, as parent guarantor, the Company's domestic subsidiaries party thereto as borrowers and guarantors, the lenders from time to time party thereto, and MGG Investment Group LP, as collateral agent and as administrative agent, pursuant to which the lenders agreed to advance $75,000 which matures on August 12, 2029 (the "2025 Senior Term Loan"). The 2025 Senior Term Loan ranks senior to all other debt and is secured by a first priority lien on substantially all of the Company's assets. Obligations under the 2025 Senior Term Loan bear interest at variable rates, set at the Company’s option, based on a reference rate plus 7%, or the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus 8%. Interest is payable in cash monthly in arrears. The 2025 Senior Term Loan is repayable in consecutive quarterly installments on the last business day of each March, June, September and December of each fiscal year commencing September 30, 2025, in an amount equal to (i) $469 with respect to each payment due quarterly through June 30, 2026 and (ii) $938 with respect to each payment due thereafter, with the remaining principal amount due at the maturity of the 2025 Senior Term Loan, or such earlier time as it may become payable. The Company must also pay a quarterly fee, in an amount equal to (i) $138 through March 31, 2026 and (ii) $38 with respect to each quarterly payment due thereafter.

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

On August 12, 2025 the Company closed on its 2025 Senior Term Loan and received net proceeds of $72,937 after original issue discount (“OID”) of $2,063, or 2.75%. The Company incurred $960 of lender fees and $962 of fees paid to third parties. OID and capitalized debt issuance costs totaled $3,985 and is treated as a debt discount and will be amortized over the term of the 2025 Senior Term Loan using the effective interest method. Amortization expense for the year ended December 31, 2025 was $409, and is included within interest expense in the consolidated statements of operations and comprehensive loss. The remaining unamortized debt discount at December 31, 2025 is $3,576, and is reflected net within debt on the consolidated balance sheet.

On March 23, 2026, the Company into an amendment to its 2025 Senior Term Loan whereby the lenders, (a) waived the Company's default of its minimum ARR requirement, (b) amended the Company's financial covenants through March 31, 2027, and (c) increased the Company's interest rate to SOFR plus 9.50%.

The Company has elected to pay cash interest based on SOFR, which was 11.84% at December 31, 2025. For the year ended December 31, 2025, the Company recognized $3,538 of cash interest on the 2025 Senior Term Loan.

Upon maturity, the Company is required to pay in cash the greater of $500 or the fair market value of 60,416 Class A Common Stock of the Company (the “Exit Fee”). The Company will record non-cash interest expense over the life of the 2025 Senior Term Loan to accrete to the minimum Exit Fee due upon maturity. Accordingly, during the year ended December 31, 2025 the Company recognized $51 of interest expense related to the Exit Fee. At December 31, 2025, $51 of the minimum Exit Fee has been accrued and is included within Other non-current liabilities on the consolidated balance sheet.

Because the Exit Fee is payable in certain redemption scenarios, the Company determined that pursuant to ASC 815 “Derivatives and Hedging” certain of the embedded redemption features meet the definition of a derivative that must be accounted for at fair value with changes in fair value reflected in the consolidated statement of operations and comprehensive income (loss). The fair value of the embedded redemption feature at inception on August 12, 2025 was $90 and was accounted for as a debt premium and will be amortized over the term of the 2025 Senior Term Loan using the effective interest method. Amortization expense for the year ended December 31, 2025 was $9, and is included within interest expense in the consolidated statements of operations and comprehensive loss. The remaining unamortized debt premium at December 31, 2025 is $81, and is reflected net within debt on the consolidated balance sheet. The fair value of the embedded redemption features at December 31, 2025 was $165 and is included as a contra-liability in Other non-current liabilities on the consolidated balance sheet. The $75 change in fair value of the embedded redemption features from August 12, 2025 to December 31, 2025 is included within Change in fair value of financial instruments on the consolidated statement of operations and comprehensive income (loss).

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

In connection with the completion of the sale of TimeBase on July 1, 2025, the Company also entered into Amendment No. 6 to the Prior Senior Term Loan, pursuant to which, among other things, the lenders consented to releasing TimeBase as a guarantor under the Prior Senior Term Loan, along with the liens granted on the equity and assets of TimeBase and permitting the consummation of the sale in exchange for the permanent retirement of $2,978 of term loans under the Prior Senior Term Loan and payment of $197 of related prepayment and exit fees

On August 12, 2025, with proceeds from the 2025 Senior Term Loan, the Company retired all of its then outstanding obligations under the Prior Senior Term Loan totaling $62,782 (including accrued and unpaid interest and deferred finance costs). The Company accounted for the retirement of its Prior Senior Term Loan as a debt extinguishment; accordingly, the Company recognized a loss on debt extinguishment of $6,174 during the year ended December 31, 2025.

For the year ended December 31, 2025 and 2024, the Company incurred $5,610 and $14,812 and $448 and $1,068 of cash interest and paid-in-kind interest, respectively, on the Prior Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the Prior Senior Term Loan.

Amortization of debt issuance costs on the Prior Senior Term Loan is recorded within interest expense in the consolidated statements of operations and comprehensive income (loss) and totaled and $2,062 and $2,210 for the years ended December 31, 2025 and 2024, respectively.

2025 GPO Convertible Note/Prior GPO Convertible Note

On June 30, 2023 the Company issued to GPO FN Noteholder LLC (the “GPO Investor”) a subordinated convertible promissory note in an initial principal amount of $46,794 (the “Prior GPO Convertible Note”). Pursuant to the terms of the Prior GPO Convertible Note, paid-in-kind interest accrued from the date of issuance through June 30, 2024. Beginning on July 1, 2024 the Company was required to pay interest with either cash or shares, solely at the discretion of the Company. Accordingly, since September 30, 2024 and through December 31, 2025, the Company issued the GPO Investor 346,058 Class A Common Shares, in the aggregate, in satisfaction of quarterly interest pursuant to the terms of the Prior GPO Convertible Note.

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

The Company elected to account for the 2025 GPO Convertible Note using the fair value option. The fair market value at August 12, 2025 and December 31, 2025 was $18,865 and $19,235, respectively. The unrealized change in the fair value of the 2025 GPO Convertible Note was recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss) in the amount of a loss of $370 during the year ended December 31, 2025. The Company incurred total interest expense related to the 2025 GPO Convertible Note of $600 for the year ended December 31, 2025 and issued 141,928 Class A Common Stock in satisfaction of such interest expense.

The Company accounted for the redemption and exchange with the GPO Investor as a debt extinguishment. Accordingly, the Company recognized a gain of $422 (net of a $4,443 gain previously recognized in other comprehensive income), which is recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025.

The Company elected to account for the Prior GPO Convertible Note using the fair value option. The fair market value at August 12, 2025 and December 31, 2024 was $41,844 and $36,524, respectively. The unrealized change in the fair value of the Prior GPO Convertible Note was recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss) in the amount of a loss of $5,320 for the year ended December 31, 2025. The Company incurred total interest expense related to the Prior GPO Convertible Note of $2,354 and $3,792 for the years ended December 31, 2025 and 2024, respectively.

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

The Company’s obligations under the Purchase Agreement and the Convertible Debentures are guaranteed by FiscalNote, Inc., a wholly owned subsidiary of the Company, and are contractually subordinated to the Company’s obligations under its 2025 Senior Term Loan and the 2025 GPO Note. The First YA Debenture matures on February 12, 2027 and the Second YA Debenture matures on March 11, 2027 and both bear interest at a rate of 5% per annum or 18% per annum in the event of an event of default. The maturity dates of the First YA Debenture and the Second YA Debenture will automatically extend to the first day subsequent to the maturity date of the 2025 Senior Term Loan if one, or both, of the notes have a balance outstanding on February 12, 2027.

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

During the third and fourth quarters of 2025, YA converted $5,900 of principal and $111 of accrued interest in exchange for 1,686,423 shares of the Company’s Class A common stock with a fair value of $7,206. The non-cash charge of $1,602 recognized upon these conversions was recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2025.

The Company elected to account for the First YA Debenture and Second YA Debenture using the fair value option. The fair market value at August 12, 2025 and December 31, 2025 was $29,970 and $26,663, respectively. The unrealized change in the fair value of the First YA Debenture and Second YA Debenture was recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss) in the amount of a charge of $2,186 for the year ended December 31, 2025. The Company incurred total interest expense related to the First YA Debenture and Second YA Debenture of $524 for the year ended December 31, 2025.

Convertible Notes

Purchased Original Notes

On March 17, 2025 and March 20, 2025, investors holding two convertible notes originally issued in 2020 and assumed by the Company in connection with the Business Combination, with a principal and accrued paid-in-kind interest balance of $5,769 (the "Purchased Original Notes"), sold their convertible notes to EGT 11 LLC (the "Exchange Investor"). In connection with the acquisition of the Purchased Original Notes by the Exchange Investor, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) on March 17, 2025, pursuant to which the Company cancelled the Purchased Original Notes and in exchange (i) issued a convertible note to the Exchange Investor, for $5,500 on March 17, 2025 and (ii) issued a second convertible note for $269 on March 20, 2025 (collectively, the "Third Era Convertible Note"). The acquisition of the Purchased Original Notes by the Exchange Investor and the Exchange Agreement resulted in the extinguishment of the Purchased Original Notes. Accordingly, the Company recognized a loss on debt extinguishment of $1,784 during the year ended December 31, 2025. The Company incurred total interest expense related to the Purchased Original Notes, including the amortization of the various discounts, of $202 and $840 during the years ended December 31, 2025 and 2024, respectively.

Amended Legacy Notes

On March 25, 2025, the Company entered into a letter agreement (the “First Amendment”) with the holders (the "Legacy Investors") of two convertible notes originally issued in 2020 and assumed by the Company in connection with the Business Combination (the "Legacy Notes" and, as amended, the "Amended Legacy Notes") with a principal and accrued paid-in-kind interest balance of $10,961 modifying certain provisions in favor of each of the Legacy Investors. The Legacy Notes were unsecured and earned payable in kind interest of 15% per annum, payable annually in arrears. The Maturity Date of the Legacy Notes was July 31, 2025 (the “Original Maturity Date”), however, the Amendment extended the Original Maturity Date to April 15, 2026 (the "Extended Maturity Date").

Pursuant to the terms of the Amended Legacy Notes, during the year ended December 31, 2025 the Company converted $8,136 of the Legacy Notes into 1,049,421 Class A Common Shares.

The Company incurred total interest expense related to the Amended Legacy Notes, including the amortization of the various discounts, of $1,153 and $1,662 during the years ended December 31, 2025 and 2024, respectively.

On July 30, 2025, the Company and the holders of the Amended Legacy Notes agreed to extend the Original Maturity Date to August 15, 2025. On August 12, 2025, the Company retired all of its then outstanding obligations under the Amended Legacy Notes by paying the holders $3,600 in cash. No extinguishment gain or loss was recognized.

Dragonfly Seller Convertible Notes

In connection with the Company's acquisition of Dragonfly, the Company financed part of the purchase with the issuance of convertible notes (the "Dragonfly Seller Convertible Notes"). The Dragonfly Convertible Notes were issued in a principal amount of £8,929 pounds sterling (approximately $11,050 on January 23, 2023, the closing date of the acquisition of Dragonfly by the Company), with interest at an annual rate of 8%, which can be paid in cash or paid-in-kind. The paid-in-kind interest will be annually credited to the principal amount. All principal and accrued interest are due upon maturity on January 27, 2028. The Company can convert any portion of the principal and accrued interest at the VWAP for the five consecutive trading day period ending on the last trading day of the calendar month preceding the date the Company provides notice of conversion to the Sellers. The lender has the right to convert the outstanding principal and accrued interest for FiscalNote common stock at $120.00 per share, subject to adjustment in the event of any stock dividend, stock split, reverse stock split, combination or other similar recapitalization with respect to common stock.

In January 2025 one of the noteholders voluntarily elected to convert £547 pounds sterling (approximately $702 as of the date of the conversion) pursuant to the lender conversion right of $10.00 per share; accordingly, the Company issued the holder 5,613 shares of the Company's Class A common stock with a fair value of $67. The non-cash gain of $635 recognized upon this conversion was recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2025.

The Company elected to account for the Dragonfly Seller Convertible Notes using the fair value option. The fair market value at December 31, 2025 and December 31, 2024 was $11,982 and $8,979, respectively. The cumulative unrealized change in the fair value of the Dragonfly Seller Convertible Notes of $151 is recorded in accumulated other comprehensive income at December 31, 2025. The unrealized change in the fair value of the Dragonfly Seller Convertible Notes of $1,264, as a result of the change in the Company's specific credit risk, is recorded in accumulated other comprehensive income for the year ended December 31, 2024. The non-cash loss was recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss) in the amount of $735 and $425 for the years ended December 31, 2025 and 2024, respectively. The Company incurred total interest expense related to the Dragonfly Seller Convertible Notes of $1,055 and $980 during the years ended December 31, 2025 and 2024, respectively.

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

On June 12, 2024 and June 25, 2024 the Company issued the Investor an aggregate amount of 320,735 shares of Common Stock to satisfy its remaining obligations with regards to the First Era Convertible Note and Co-Pilot Agreement. Accordingly, the Company has no obligations outstanding related to the First Era Convertible Note at December 31, 2024 or any time thereafter.

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

On December 18, 2024 and December 27, 2024 the Company converted all of the outstanding principal of the Second Era Convertible Note and issued Era II, in aggregate, 448,106 shares of common stock. Accordingly, the Company had no obligations outstanding related to the Second Era Convertible Note at December 31, 2024 or any time thereafter.

The Company elected to account for the Second Era Convertible Note using the fair value option. The Second Era Convertible Note was recorded at its acquisition date fair value of $5,500. The non-cash loss of $2,973 was recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss) during the fourth quarter of 2024. In January 2025, Era II returned 89,288 shares of common stock pursuant to the terms of the Second Era Convertible Note.

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

Pursuant to the Exchange Agreement, the Company issued 216,337 shares of Common Stock (the “Third Era Convertible Note Fee Shares") to the Exchange Investor as an inducement for the Exchange Investor to exchange the Purchased Original Notes for the Third Era Convertible Note. The Third Era Convertible Note Fee Shares were presented as temporary equity in the consolidated balance sheet at their grant date fair value of $2,719.

As compensation for its brokerage services provided to the Exchange Investor, the Company also issued 25,000 shares of Common Stock to Northland Securities, Inc. (the “Brokerage Fee Shares”) with a fair value of $315 that was reflected as a non-cash charge within general and administrative in the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2025.

On August 12, 2025, the Company retired all of its then outstanding obligations under the Third Era Convertible Note by paying the holders $8,176 in cash. As a result of the extinguishment, the Company recognized a gain of $634 that was recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2025. In the third quarter of 2025, the Exchange Investor returned, and the Company subsequently cancelled, 182,580 shares of Class A Common Stock. Accordingly, the Company has no obligations outstanding related to the Third Era Convertible Note at December 31, 2025 or any time thereafter.

PPP Loan

As of December 31, 2025, the Company has no remaining obligations under the PPP Loan balance.

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of December 31, 2025 and December 31, 2024, respectively.

	December 31, 2025	December 31, 2024
2025 Senior Term Loan	$70,985	$-
2025 GPO Convertible Note	19,235	-
Convertible Debentures	26,663	-
Dragonfly Seller Convertible Notes	11,982	8,979
Prior Senior Term Loan	-	90,679
Prior GPO Convertible Note	-	36,524
Amended Legacy Notes	-	15,728
Total	$128,865	$151,910

Maturities of debt during the years subsequent to December 31, 2025 are as follows:

2026	$8,813
2027	11,750
2028	47,630
2029	63,750
Total	$131,943

The principal repayments in the table above, include the cash payments of $2,813, $3,750, $3,750 and $63,750 in each of the years 2026, 2027, 2028 and 2029, respectfully. The remaining amounts due are expected to be settled in shares.

Note 10. Stockholders’ Equity

Authorized Capital Stock

The Company's Class common stock and public warrants are traded on the New York Stock Exchange (“NYSE”) under the symbols “NOTE” and “NOTE WS,” respectively. The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of December 31, 2025, the Company had 15,557,379 shares of Class A common stock issued and outstanding.

Additionally, the Company has outstanding warrants to purchase shares of New FiscalNote Class A common stock that became exercisable upon the Closing of the Business Combination. See Note 12, Warrant Liabilities.

Class B Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 9,000,000 shares of Class B common stock, par value $0.0001 per share. As of December 31, 2025, the Company had 690,909 shares of Class B common stock issued and outstanding.

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

Note 11. Earnout Shares and RSUs

The shareholders and other equity holders of Old FiscalNote as described below are entitled to receive up to 1,599,591 additional shares of Class A Common Stock of New FiscalNote (the “Earnout Awards”) in the form of Earnout Shares or as shares reserved for issuances upon settlement of Earnout RSUs, as described below. The Earnout Awards are split into five tranches each consisting of 319,918 shares of Class A Common Stock in New FiscalNote. Certain Old FiscalNote equity holders will receive Earnout Restricted Stock Units (the “Earnout RSUs”), which are settled in Class A common stock. The right to receive Earnout Awards will expire on July 29, 2027 (the “Earnout Period”). Each tranche of the Earnout Awards will be issued only when the dollar volume-weighted average price of one share of New FiscalNote Class A common stock is greater than or equal to $126.00, $150.00, $180.00, $240.00, or $300.00, respectively, for any 10 trading days within any period of 20 consecutive trading days during the Earnout Period (collectively, the “Triggering Events”).

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. The Company recognized $108 and $353 of share-based compensation expense during the years ended December 31, 2025 and 2024, respectively. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares are accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the consolidated statements of operations and comprehensive income (loss). The liability of $68 was recorded in other non-current liabilities on the consolidated balance sheets as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, there was no unrecognized compensation expense related to the Earnout Awards. As of December 31, 2025, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

Note 12. Warrant Liabilities

As a result of the Reverse Stock Split, and pursuant to the terms of the applicable warrant agreement, at December 31, 2025, the Company has 8,358,964 public warrants outstanding to purchase a total of 1,094,625 shares of Class A common stock and 7,000,000 private placement warrants outstanding to purchase a total of 916,666 shares of Class A common stock, with each whole warrant being exercisable to purchase 0.130952 shares of Class A common stock at an effective price per share of $87.82 per whole share.

During the years ended December 31, 2025 and 2024, there were no public warrants exercised into shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of December 31, 2025, the Company had 8,358,964 public warrants and 7,000,000 private placement warrants outstanding with a per share fair value of $0.03. These warrants are accounted for as a liability and have an aggregate fair value of $477 and $2,458 at December 31, 2025 and December 31, 2024.

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

During the year ended December 31, 2025, the Company issued 782,394 restricted stock units. At December 31, 2025, 603,932 stock options, 181,994 performance stock options, 1,108,776 restricted stock units, and 13,860 performance based restricted stock units remain outstanding. As of December 31, 2025, the Company had 319,247 shares of Class A common stock available for issuance under the 2022 Plan.

The Company recognized $14,352 and $16,937 of stock-based compensation expense for all long-term incentive plans in effect during the years ended December 31, 2025 and 2024, respectively. The Company recognized $306 of stock-based compensation expense related to acquisition earnouts during the year ended December 31, 2024.

2024 Inducement Grant

In 2024, the Company's board of directors adopted the 2024 Inducement Equity Incentive Plan (the “Plan”). The plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, other stock-based awards and cash-based awards. Under the Plan, 41,666 shares of Class A common stock were initially reserved for issuance.

During 2024, the Company issued 16,666 stock options and 25,000 restricted stock units. At December 31, 2025, 16,666 stock options and 13,375 restricted stock units remain outstanding. The Company recognized $139 and $73 of stock-based compensation expense for this plan in effect during the years ended December 31, 2025 and 2024, respectively.

2022 Employee Stock Purchase Plan

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering period or on the last day of the six-month offering period. The plan is defined as compensatory, and accordingly, a stock-based compensation charge of $133 and $280 was recorded as the difference between the fair market value and the discounted purchase price of the Company's common stock for the years ended December 31, 2025 and 2024. As of December 31, 2025, 88,286 shares have been issued under the ESPP and the Company had 520,843 shares of Class A common stock available for issuance under the ESPP.

The following table summarizes activities related to stock options and performance stock units during the period presented:

Stock Options awards	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	772,466	$44.88	6.1	$-
Granted	213,773	19.44
Exercised	(1,285)	4.08
Cancelled and forfeited	(35,534)	50.28
Expired	(21,848)	71.88
Outstanding at December 31, 2024	927,572	$38.16	5.9	$77
Vested and exercisable as of December 31, 2024	630,773	$39.24	4.5
Unvested and expected to vest as of December 31, 2024	296,799

Outstanding at December 31, 2024	927,572	$38.16	5.9	$77
Granted	-	-
Exercised	(800)	17.52
Cancelled and forfeited	(50,992)	28.79
Expired	(89,854)	34.61
Outstanding at December 31, 2025	785,926	$39.24	4.9	$-
Vested and exercisable as of December 31, 2025	683,207	$39.42	4.4
Unvested and expected to vest as of December 31, 2025	102,719

The following table summarizes the weighted-average assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2024. There were no stock options granted during the year ended December 31, 2025.

Years Ended December 31,
2024
Expected volatility	45.49%
Expected life (years)	5.96
Expected dividend yield	0.00%
Risk-free interest rate	4.33%
Fair value of options	$18.72

At December 31, 2025, there was $923 of total unrecognized compensation cost related to outstanding unvested stock option awards including performance stock units that is expected to be recognized over a weighted-average period of approximately two years.

The following table summarizes the Company’s restricted stock unit activity for the periods presented:

Restricted Stock Units	Number of shares	Weighted-average Grant Date Fair Value	Weighted-average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	537,008	$64.56	1.0	$7,346
Granted	1,043,259	15.24
Vested	(286,328)	58.68
Cancelled and forfeited	(123,976)	24.84
Outstanding at December 31, 2024	1,169,963	$26.28	1.0	$15,022
Expected to vest as of December 31, 2024	1,169,963

Outstanding at December 31, 2024	1,169,963	$26.28	1.0	$15,022
Granted	782,394	7.06
Vested	(562,652)	30.54
Cancelled and forfeited	(267,069)	16.13
Outstanding at December 31, 2025	1,122,636	$13.15	0.8	$1,649
Expected to vest as of December 31, 2025	1,122,636	13.03

At December 31, 2025, there was $9,730 of total unrecognized compensation cost related to outstanding unvested restricted stock units that are expected to be recognized over a weighted-average period of approximately one and half years.

Prior to 2022, the Company granted various executives performance stock options that vest upon certain events occurring. As of December 31, 2025, there were 181,944 performance stock options outstanding. The Company recognized $12 and $24 of share-based compensation expense for performance stock options and stock units for the years ended December 31, 2025 and 2024, respectively.

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

The components of basic and diluted earnings (loss) per shares are as follows:

(in thousands, except per share data)	Years Ended December 31,
Numerator:	2025	2024
Net (loss) income used to compute basic and diluted (loss) income per share	$(65,247)	$9,517
Denominator:
Weighted average common stock outstanding, basic and diluted	14,025,448	11,440,050

Net (loss) income per share, basic	$(4.65)	$0.83
Net (loss) income per share, diluted	$(4.65)	$0.83

Since the Company was in a net loss position during the year ended December 31, 2025, basic net loss per share attributable to common stockholders is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potential common shares excluded from the diluted net loss per share calculation included convertible debentures, earnout awards, restricted stock units, stock options, employee stock purchase plan shares, and convertible notes (including the GPO convertible note and Dragonfly convertible note) outstanding during the period, as described in Note 9, Debt, Note 11, Earnout Shares and RSUs, and Note 13, Share-Based Compensation.

Note 15. Provision (Benefit) from Income Taxes

An analysis of income (loss) from continuing operations before income taxes by domestic and international consisted of the following as of dates presented:

	Years Ended December 31,
	2025	2024
Domestic	$(75,373)	$(13,710)
Foreign	8,876	23,763
Total	$(66,497)	$10,053

The (benefit) provision for income taxes consisted of the following as of the dates presented:

	As of December 31,
	2025	2024
Current taxes
Federal provision	$(642)	$500
State provision (benefit)	(459)	(67)
Foreign provision (benefit)	35	14
Total current (benefit) provision	(1,066)	447
Deferred taxes
Federal benefit	(6,977)	9,474
State benefit	(1,807)	3,542
Foreign benefit	(1,353)	166
Valuation allowance	9,953	(13,093)
Total deferred (benefit) provision	(184)	89
Total (benefit) provision from income taxes	$(1,250)	$536

The reconciliation between the U.S. federal statutory income tax rate to the Company’s effective tax rate for the period for the requirements of ASU 2023-09 is presented as follows:

	Year Ended December 31, 2025
	Amount	% Rate Effect
U.S. Federal provision at statutory rate	$(13,980)	21.0%
State income taxes, net of federal benefit	(389)	0.6%
Foreign Tax Effects	-	0.0%
United Kingdom
Valuation Allowance	727	(1.1)%
Sale of Businesses	(2,542)	3.8%
Other	(58)	0.1%
Other foreign jurisdictions	26	(0.0)%
Effect of Cross-Border Tax Laws
GILTI	5,873	(8.8)%
Change in Valuation Allowance	6,840	(10.3)%
Nontaxable or Nondeductible Items
Debt and related items	4,480	(5.9)%
Sale of Businesses	(5,252)	7.9%
Goodwill Impairment	1,879	(2.8)%
Stock compensation	2,233	(3.4)%
Return to Provision	(719)	1.1%
Other	(368)	(0.3)%
Effective tax rate	$(1,250)	1.9%

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the following table reconciles the U.S. federal statutory income tax rate to the Company's annual effective tax rate:

Year Ended December 31, 2024
U.S. Federal provision at statutory rate	21.0%
State income taxes, net of federal benefit	6.7%
Effects of rate other than statutory	(3.8)%
Interest disallowance	2.3%
Warrant revaluation	(4.9)%
Stock compensation	29.1%
Impairment from goodwill and other long-lived assets	0.0%
Sale of Board and Aicel	22.7%
Nondeductible Intercompany Payable	16.8%
Nondeductible expenses from recapitalization	27.4%
Change in valuation allowance	(102.7)%
Uncertain tax positions	(10.0)%
Others	0.8%
Effective tax rate	5.4%

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

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows as of the dates presented:

	As of December 31,
	2025	2024
Deferred tax assets
Stock compensation	$1,897	$2,373
Section 163(j) interest limitation	34,686	32,477
Deferred revenue	-	4,928
Reserves and accruals	789	925
Capitalized research and development	-	9,341
Lease liability	5,856	6,604
Federal net operating loss carryforward	36,455	21,257
State net operating loss carryforward	8,588	6,467
Foreign net operating loss carryforward	4,273	7,101
Other deferred tax assets	2,003	685
Total deferred tax assets	94,547	92,158

Deferred tax liabilities
Basis difference in fixed assets	(1,022)	(1,225)
Basis difference in intangibles assets and goodwill	(12,943)	(17,165)
Right of use asset	(3,516)	(3,928)
Other deferred tax liabilities	(1,443)	(1,995)
Total deferred tax liabilities	(18,924)	(24,313)
Valuation allowance	(76,099)	(69,779)
Net deferred tax liabilities	$(476)	$(1,934)

At December 31, 2025, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $173,392, of which $35,953 is subject to expiration beginning in 2033 to 2037, and state net operating loss carryforwards of $154,245, which begin to expire in 2029. The utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by section 382 of the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. Future changes in stock ownership may result in an ownership change. The Company determined that it underwent an ownership change during 2014 and 2015 as defined by section 382. As a result of the 2014 ownership change, the Company determined that $1,271 of net operating loss carryforward would not be available in future periods. The Company is still in process of analyzing its NOL limitations with respect to 2025. The Company is not aware of any tax law provisions aside from section 382 of the Internal Revenue Code that might limit the availability or utilization of loss or credit amounts. Changes in tax law may also impact our ability to use our net operating loss and tax credit carryforwards.

At December 31, 2025, the Company had Foreign NOL carryforwards in various countries of approximately $19,937, of which $3,041 is subject to expiration beginning in 2031.

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

The Company decreased the valuation allowance established on its deferred tax assets by $6,320 and decreased the valuation allowance established on its deferred tax assets by $12,741 for the tax years ended December 31, 2025 and 2024, respectively. The Company continues to maintain a valuation allowance on its Federal deferred tax assets related to NOL carryforwards and interest expense limitations under 163(j) and on State deferred tax assets associated with states where FiscalNote files separately and CQ Roll Call’s deferred tax liabilities are not able to be utilized. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward.

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“The Act”) was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The most significant of these changes for FiscalNote is the change to immediate expense for research and development costs that were previously capitalized and a change to the calculation for the interest limitation for tax purposes. During the year the Company recorded an immaterial benefit to income tax expense. The Company has also elected to deduct all previously capitalized research and development expenses in 2025, the resulted in an increase to net operating loss carryovers offset with a corresponding valuation allowance. The Company continues to capitalize certain research and development costs based on historic tax law.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. For the year ended December 31, 2025, the Company recorded a decrease in uncertain tax position totaling $832 relating to a tax filing position that was contemplated on the prior year tax provision that was not taken on the return. The Company has the following activities relating to unrecognized tax benefits for the periods presented:

	Years Ended December 31,
	2025	2024
Beginning balances at December 31, 2024 and 2023	$832	$639
Additions due to current year positions	-	832
Lapses in statutes of limitations	(832)	(639)
Ending balances at December 31, 2025 and 2024	$-	$832

The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, with the provision for income taxes in the consolidated statements of operations. Included in the balance of unrecognized tax benefits as of December 31, 2025 and December 31, 2024 are $0 and $832, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. As of December 31, 2025, the Company is not under examination by income tax authorities in federal, state, or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. We believe that an adequate provision has been made for any adjustments that may result from tax examinations.

Future sales of foreign subsidiaries are not exempt from capital gains tax in the U.S. The Company considers itself permanently reinvested in its foreign subsidiaries, and accordingly, no deferred income tax liability has been recorded for any potential taxable gain that may be realized on a future disposition or liquidation of any of its foreign subsidiaries.

Tax law changes

On July 4, 2025, U.S. legislation formally titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” was signed into law ("The Act"). The Act, among other things, extended key provisions of the 2017 Tax Cuts and

Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The Company has recorded an income tax benefit of $46 in the year ended December 31, 2025 as a result of The Act.

Cash taxes paid by jurisdiction

The following table provides additional information about cash taxes paid disaggregated by jurisdiction. Cash paid for taxes for prior periods are presented as a supplemental disclosure in the Consolidated Statements of Cash Flow.

Year Ended December 31, 2025
US Federal	$-
US State and Local
California	250
District of Columbia	90
Illinois	93
Pennsylvania	40
Other Jurisdictions	143
Total Domestic	616
Foreign
Belgium	134
United Kingdom	68
Total Foreign	202
Total cash paid for income tax, net	$818

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

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2025 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$9,208	$-	$-	$9,208
Short-term investments	-	1,995	-	1,995
Liabilities:
Public warrants	$260	$-	$-	$260
Private placement warrants	-	217	-	217
2025 GPO Convertible Note	-	-	19,235	19,235
Dragonfly Seller Convertible Notes	-	-	11,982	11,982
Convertible Debentures	-	-	26,663	26,663

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2024 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4,836	$-	$-	$4,836
Short-term investments	-	5,796	-	5,796
Liabilities:
Public warrants	$1,338	$-	$-	$1,338
Private placement warrants	-	1,120	-	1,120
Prior GPO Convertible Note	-	-	36,524	36,524
Dragonfly Seller Convertible Notes	-	-	8,979	8,979

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	Contingent Liabilities from Acquisitions	Liability Classified Warrants	Prior GPO Convertible Note	Dragonfly Seller Convertible Notes	Era Convertible Notes	2025 GPO Note	Convertible Debentures
Balance at December 31, 2023	$130	$23	$36,954	$9,002	$5,977	$-	$-
Fair value at issuance date	-	-	-	-	4,058	-	-
Change in fair value included in the determination of net (income) loss(a)	(117)	(23)	2,154	425	6,162	-	-
Change in fair value included in accumulated other comprehensive income	-	-	(4,443)	(1,264)	-	-	-
Cash contingent compensation earned and subsequently settled	(13)	-	-	-	-	-	-
Paid in kind interest	-	-	3,792	980	-	-	-
Note and interest conversion			(1,933)		(16,197)	-	-
Foreign exchange	-	-	-	(164)	-	-	-
Balance at December 31, 2024	-	-	36,524	8,979	-	-	-
Fair value at issuance date	-	-	-	-	4,728	18,865	29,970
Change in fair value included in the determination of net loss	-	-	5,320	735	481	370	2,186
Paid in kind interest	-	-	1,902	1,073	-	-	-
Note and interest conversion	-	-	(1,902)	(707)	-	-	(5,493)
Note extinguishment	-	-	(41,844)	-	-	-	-
Note settlement	-	-	-	-	(5,209)	-	-
Foreign exchange	-	-	-	1,902	-	-	-
Balance at December 31, 2025	$-	$-	$-	$11,982	$-	$19,235	$26,663

(a)
The change in contingent liabilities from acquisitions is recorded as transaction costs on the consolidated statements of operations and comprehensive income (loss).

Short-Term Investments

The fair value of the short-term investments is based on the quoted market price of the securities on the valuation date. As of December 31, 2025 and December 31, 2024, the estimated fair value of the short-term investments was $1,995 and $5,796. The Company recognized a non-cash loss of $50 and $176 for the years ended December 31, 2025 and 2024 resulting from the change in fair value of the short-term investments. The change in fair value is recorded in the consolidated statements of operations and comprehensive income (loss).

Public Warrants

The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. As of December 31, 2025 and December 31, 2024, the estimated fair value of the public warrants was $260 and $1,338, respectively. The Company recognized a non-cash gain of $1,078 and $1,254 during the years ended December 31, 2025 and 2024 resulting from the change in fair value of the public warrants. The change in fair value is recorded in change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss).

Private Placement Warrants

As of December 31, 2025 and December 31, 2024, the estimated fair value of the private warrants was $217 and $1,120, respectively. The Company recognized a non-cash gain of $903 and $1,050 during the years ended December 31, 2025 and 2024 resulting from the change in fair value of the private warrants. The change in fair value is recorded in change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss).

2025 GPO Note / Prior GPO Convertible Note

The Prior GPO Convertible Note was recognized as a liability on June 30, 2023 issuance date at its estimated fair value of $36,583. The Prior GPO Convertible Note estimated fair value at December 31, 2024 was $36,524 and were determined based on lattice models. The non-cash loss of $2,154 for the year ended December 31, 2024 was recorded in the change in the fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss). On August 12, 2025, the Company extinguished $30,000 of the Prior GPO Convertible Note with a $27,000 cash payment and issued the 2025 GPO Note. The 2025 GPO Note was recognized as a liability at its estimated fair value of $18,865 at its issuance date of August 12, 2025 and its estimated fair value of $19,235 at December 31, 2025, respectively. The non-cash loss of $370 for the 2025 GPO Note was recorded in the change of in the fair value of financial instruments in the consolidated statement of operations for the year ended December 31, 2025, respectively. The following table presents the assumptions used to determine the fair value of the 2025 GPO Note and the Prior GPO Convertible Note at December 31, 2025 and at December 31, 2024:

	2025 GPO Note	2025 GPO Note	Prior GPO Note	Prior GPO Note
	December 31, 2025	August 12, 2025	August 12, 2025	December 31, 2024
Common stock share price	$1.47	$6.67	$6.67	$12.84
Risk free rate	3.63%	3.80%	3.70%	4.30%
Yield	16.20%	15.50%	15.10%	18.00%
Expected volatility	50.00%	50.00%	50.00%	50.00%
Expected term (years)	3.9	4.3	2.9	3.5

Dragonfly Seller Convertible Notes

The Dragonfly Seller Convertible Notes were recognized as a liability in connection with the acquisition on January 27, 2023 at a fair value of $8,635. As of December 31, 2025 and December 31, 2024, the estimated fair value of the Dragonfly Seller Convertible Notes were $11,982 and $8,979, respectively, and were based on a lattice model. The non-cash loss of $735 and $425 for the year ended December 31, 2024 is recorded in the change in fair value of financial instruments in the consolidated statements of operations and comprehensive income (loss). The following table presents the assumptions used to determine the fair value of the Dragonfly Seller Convertible Notes at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Common stock share price	$1.47	$12.84
Risk free rate	3.48%	4.27%
Yield	16.62%	19.50%
Expected volatility	50.00%	50.00%
Expected term (years)	2.1	3.1

As of December 31, 2025, the difference between the aggregate fair value and the unpaid principal balance of the Dragonfly Seller Convertible Notes is $2,307.

Convertible Debentures

The initial tranche of the Convertible Debentures were recognized as a liability on the August 12, 2025 issuance date at its estimated fair value of $18,900 using a Monte Carlo simulation. The second tranche of the Convertible Debentures were recognized as a liability on September 11, 2025 at its estimated fair value of $11,000, using a Monte Carlo simulation. The non-cash loss of $2,186 was recorded in the change of in the fair value of financial instruments in the consolidated statement of operations for the year ended December 31, 2025. The following table presents the assumptions used to determine the fair value of the Convertible Debentures at December 31, 2025, September 11, 2025 and August 12, 2025:

	December 31, 2025	September 11, 2025	August 12, 2025
Common stock share price	$1.47	$5.10	$6.67
Risk free rate	3.48%	3.60%	3.80%
Yield	101.50%	96.00%	98.00%
Expected volatility	111.00%	99.00%	101.00%
Expected term (years)	1.1 and 1.2 (a)	1.5	1.5

(a) - Includes both the First and Second YA Debenture

Liability classified warrants

The Last Out Lender Warrants are classified as Level 3 in the fair value hierarchy. The fair value of the Last Out Lender Warrants is calculated using the Black-Scholes calculation with the following inputs:

December 31, 2024
Common stock fair value	$12.84
Time to maturity (years)	0.5
Risk-free interest rate	4.22%
Volatility	59.0%
Exercise price	$8.56

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. Excluding the impairment of goodwill as disclosed in Note 8, Goodwill, no other impairment charges were identified during the years ended December 31, 2025 and 2024. There were no transfers of assets or liabilities between levels during the years ended December 31, 2025 and 2024. Changes to fair value are recognized as income or expense in the consolidated statements of operations and comprehensive income (loss).

Note 17. Related Party Transactions

Sublease income

In September 2024, the Company entered into a sublease agreement with a third party, Nitra. In July 2025, the Company amended the initial sublease to include additional space. Our Co-Founder and Executive Chairman is also a board member at Nitra. During the years ended December 31, 2025 and 2024, we received income from Nitra of approximately $122 and $46, respectively.

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

Note 19. Subsequent Events

The Company has evaluated subsequent events through March 24, 2026, the date that these financial statements were available to be issued.

Amendment No. 1 to the 2025 Senior Term Loan

On March 23, 2026, the Company entered into Amendment No. 1 and Waiver to the 2025 Senior Term Loan ("Amendment No. 1"). Pursuant to Amendment No. 1, the lenders waived a specified event of default arising from the Company's failure to satisfy the annualized recurring revenue covenant for the month ended January 31, 2026. Amendment No. 1, amends and restates the financial covenant schedule, including revised minimum thresholds for annualized recurring revenue and consolidated adjusted EBITDA and reduced minimum liquidity requirements through March 31, 2027, after which the minimum liquidity requirement returns to $20.0 million. Amendment No. 1 increases the quarterly principal repayment to (i) $1.9 million for payment on each March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027 and (ii) $0.9 million for each payment thereafter. Amendment No. 1 also requires the Company to make a mandatory prepayment of $20.0 million no later than March 31, 2027, together with any applicable premium and related fees, and updates the definition of consolidated EBITDA to permit increases for certain baskets and certain severance related expenses.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weakness identified and described below.

In light of the material weakness described below, management performed additional analysis and other procedures to ensure that our interim and annual Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Accordingly, management believes that the Consolidated Financial Statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

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

Material Weakness

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025 due to a material weakness in the design and operation of ITGCs over logical access and change management for the Company’s enterprise resource planning system and over logical access for the Company’s customer relationship management system that support the Company’s financial reporting processes. All automated and manual business process controls, including controls around the segregation of duties over manual journal entries, that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted by the ITGC deficiencies.

Notwithstanding that we did not identify any uncorrected material misstatements to the consolidated financial statements and there were no changes to previously released financial results as a result of this material weakness, the material weakness created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. As a result, management believes that, as of December 31, 2025, our internal control over financial reporting was not effective.

Remediation

While we continue the challenging and costly process to implement our plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of this plan until the remediation initiatives have been completed and have been operating effectively for a sufficient period of time. We can give no assurance that measures we take will remediate the deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements.

Changes in Internal Control over Financial Reporting

Other than the material weakness identified and remediation activities described above, there were no changes in our internal controls over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 23, 2026, FiscalNote, Inc., a wholly owned subsidiary of FiscalNote Holdings, Inc. (the “Company”), entered into Amendment No. 1 and Waiver (“Amendment No. 1”) to the 2025 Senior Term Loan. Capitalized terms used in this Item 9B, Other Information, but not defined herein, have the meanings given to such terms in the 2025 Senior Term Loan.

Among other things, Amendment No. 1:

•
increases the Applicable Margin to 8.50% for any Reference Rate Loan and 9.50% for any SOFR Loan, in each case, under the 2025 Senior Term Loan;
•
increases the quarterly principal repayment owed under the 2025 Senior Term Loan to (i) $1,875,000 for payment on each March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027 and (ii) $937,500 for each payment thereafter;
•
requires prepayment of Term Loans in the amount of $20.0 million prior to March 31, 2027;
•
amends and restates the financial covenant schedule, including revised minimum thresholds for annualized recurring revenue and consolidated adjusted EBITDA and reduced minimum liquidity requirements through March 31, 2027;
•
modifies the minimum liquidity covenant to appropriately reflect the Company’s updated business plan and corresponding financial projections; and
•
waived the event of default under the 2025 Senior Term Loan related to the Company’s failure to comply with the ARR covenant for the month ended January 31, 2026.

Amendment No. 1 is filed as Exhibit 10.17 to this Annual Report on Form 10-K and is incorporated herein by reference. The above description of the material terms of Amendment No. 1 is qualified in its entirety by reference to such exhibit.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information to be included under the captions “Directors,” "Family Relationships," “Code of Ethical Business Conduct,” "Executive Compensation," "Delinquent Section 16(a) Reports," and “Audit Committee,” in the Company’s definitive proxy statement for the 2026 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item. Certain other information relating to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information About our Executive Officers.”

Item 11. Executive Compensation.

The information to be included under the captions “Executive Compensation,” "Director Compensation," and “Compensation Committee Interlocks and Insider Participation,” in the Company’s definitive proxy statement for the 2026 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information to be included under the captions “Equity Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” in the Company’s definitive proxy statement for the 2026 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information to be included under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” in the Company’s definitive proxy statement for the 2026 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Item 14. Principal Accountant Fees and Services.

The information to be included under the caption “Audit, Audit-Related, Tax and All Other Fees" and "Pre-Approval Policies and Procedures” in the Company’s definitive proxy statement for the 2026 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference in answer to this item.

Part IV

Item 15. Exhibits, Financial Statement Information.

List of documents filed as part of this Report.

Consolidated Financial Statements

The Consolidated Financial Statements for FiscalNote Holdings, Inc. and related notes and the Report of RSM U.S. LLP (PCAOB No. 49) dated March 19, 2026, are included herein in Part II, Item 8.

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

Annex A-2 to the Proxy Statement/Prospectus filed on July 5, 2022 (File No.333-261483)
3.1	Certificate of Incorporation of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
3.2	Certificate of Amendment to Certificate of Incorporation of FiscalNote Holdings, Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on August 29, 2025 (File No. 001-396972)
3.3	Bylaws of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.2 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
4.1	Description of Securities	Filed with this report.
4.2	Warrant Agreement, dated as of October 28, 2020, by and among Duddell Street Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	Exhibit 4.1 of DSAC’s Current Report on Form 8-K filed with the SEC on November 2, 2020 (File No. 333-249207)
4.3	Form of Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on March 20, 2023 (File No. 001-39672)
10.1

Amended and Restated Registration Rights Agreement, dated as of July 29, 2022, by and among FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.), Duddell Street Holdings Limited and the other Holders signatory thereto

Exhibit 10.5 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972).
10.2+	Form of Indemnification Agreement	Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 10, 2024 (File No. 001-396972).
10.3+	FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan	Exhibit 10.9 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972).
10.4+	Amendment to the FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K filed on January 3, 2025 (File No. 001-396972).
10.5+	Form of FiscalNote Holdings, Inc. Restricted Stock Unit Award under the FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan	Exhibit 10.12 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972).
10.6+	Form of FiscalNote Holdings, Inc. Performance Based Restricted Stock Unit Award Agreement under the FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan	Exhibit 10.11 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972).
10.7+	Form of FiscalNote Holdings, Inc. Stock Option Award under the FiscalNote Holdings, Inc. 2022 Long-Term Incentive Plan	Exhibit 10.13 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972).
10.8+	FiscalNote Holdings, Inc. 2022 Employee Stock Purchase Plan	Exhibit 10.10 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972).

10.9	Sponsor Agreement, dated as of November 7, 2021, by and among Duddell Street Holdings Limited, FiscalNote Holdings, Inc., Duddell Street Acquisition Corp. and certain of its shareholder	Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2021 (File No. 333-001-39672)
10.10	Equity Purchase Agreement, dated as of February 21, 2025	Exhibit 10.1 to the Current Report on Form 8-K filed on February 24, 2025 (File No. 001-39672).
10.11	Securities Exchange Agreement, dated as of March 17, 2025	Exhibit 10.34 to the Annual Report on Form 10-K filed on April 1, 2025 (File No. 001-39672).
10.12	Registration Rights Agreement, dated as of March 17, 2025	Exhibit 10.35 to the Annual Report on Form 10-K filed on April 1, 2025 (File No. 001-39672).
10.13	Form of Legacy Note	Exhibit 10.37 to the Annual Report on Form 10-K filed on April 1, 2025 (File No. 001-39672).
10.14	Form of Letter Agreement to Legacy Notes	Exhibit 10.38 to the Annual Report on Form 10-K filed on April 1, 2025 (File No. 001-39672).
10.15	Form of Amendment to Letter Agreement to Legacy Notes	Exhibit 10.1 to the Current Report on Form 8-K filed on August 5, 2025 (File No. 001-39672).
10.16#

Financing Agreement, dated as of August 5, 2025, by and among the Company, as Parent Guarantor, the Company's domestic subsidiaries party thereto as borrowers and guarantors the lenders from time to time party thereto, and MGG Investment Group LP, as collateral agent and as administrative agent

Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2025 (File No. 001-39672).
10.17#	Amendment No. 1 to Financing Agreement, dated as of March 23, 2026	Filed with this report.
10.18 #	Securities Purchase Agreement, dated as of August 5, 2025, by and between the Company and YA II PN, Ltd.	Exhibit 10.2 to the Current Report on Form 8-K filed on August 6, 2025 (File No. 001-39672).
10.19	Convertible Debenture, issued on August 12, 2025.	Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 15, 2025 (File No. 001-39672).
10.20	Registration Rights Agreement, dated as of August 12, 2025, by and between the Company and YA II PN, Ltd.	Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 15, 2025 (File No. 001-39672).
10.21#	Redemption and Exchange Agreement, dated as of August 5, 2025, by and between the Company and GPO FN Noteholder, LLC.	Exhibit 10.5 to the Current Report on Form 8-K filed on August 6, 2025 (File No. 001-39672).
10.22	Subordinated Convertible Promissory Note Due 2029.	Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 15, 2025 (File No. 001-39672).
10.23	Convertible Debenture, issued on September 11, 2025	Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 10, 2025 (File No. 001-39672).
10.24+	Second Amended and Restated Employment between FiscalNote Holdings, Inc. and Josh Resnik, entered into as of October 31, 2025.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2025 (File No. 001-39672).
10.25+	Amended and Restated Employment between FiscalNote Holdings, Inc. and Jon Slabaugh, entered into as of October 31, 2025.	Exhibit 10.2 to the Current Report on Form 8-K filed on October 31, 2025 (File No. 001-39672).
10.26+	Amended and Restated Employment Agreement between FiscalNote Holdings, Inc. and Todd Aman, entered into as of October 31, 2025	Filed with this report.
10.27+	Form of Retention Award Agreement.	Exhibit 10.3 to the Current Report on Form 8-K filed on October 31, 2025 (File No. 001-39672).
19.1	Insider Trading Policy	Exhibit 19.1 to the Annual Report on Form 10-K filed on April 1, 2025 (File No. 001-39672).
21.1	List of Subsidiaries of the Registrant	Filed with this report.
23.1	Consent of RSM US LLP	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32	Section 1350 Certifications.	Furnished with this report.
97.1	Clawback Policy, effective as of November 2, 2023	Exhibit 97.1 to Annual Report on Form 10-K filed on March 15, 2024 (File No. 001-39672)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbased Documents.	Submitted electronically with this report.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Submitted electronically with this report.

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

FISCALNOTE HOLDINGS, INC.

Date: March 24, 2026	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Josh Resnik	Chief Executive Officer and Director	March 24, 2026
Josh Resnik	(Principal Executive Officer)

/s/ Jon Slabaugh	Chief Financial Officer and Chief Investment Officer	March 24, 2026
Jon Slabaugh	(Principal Financial Officer)

/s/ Paul Donnell	Chief Accounting Officer	March 24, 2026
Paul Donnell	(Principal Accounting Officer)

/s/ Timothy Hwang	Director	March 24, 2026
Timothy Hwang

/s/ Key Compton	Director	March 24, 2026
Key Compton

/s/ Manoj Jain	Director	March 24, 2026
Manoj Jain

/s/ Keith Nilsson	Director	March 24, 2026
Keith Nilsson

/s/ Brandon Sweeney	Director	March 24, 2026
Brandon Sweeney