Form 10-Q
period 2026-03-31
FiscalNote Holdings, Inc.
filed 2026-05-11
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

FISCALNOTE HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	001-396972	88-3772307
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
1201 Pennsylvania Avenue NW, 6th Floor, Washington, D.C. 20004
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (202) 793-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
N/A	N/A	N/A

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

As of May 6, 2026, the registrant had 25,961,841 shares of Class A common stock, $0.0001 par value per share, outstanding, and 690,909 shares of Class B common Stock, $0.0001 par value per share, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors,” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, our prospects, growth, strategies and the markets in which FiscalNote operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting FiscalNote. Factors that may impact such forward-looking statements include:

•
risk of our creditors enforcing their respective rights to call an event of default based on our Class A Common Stock no longer being listed on NYSE;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares, and par value)

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$23,835	$24,319
Restricted cash	634	633
Short-term investments	2,004	1,995
Accounts receivable, net	9,326	11,953
Costs capitalized to obtain revenue contracts, net	2,173	2,304
Prepaid expenses	3,041	2,456
Other current assets	2,074	1,890
Total current assets	43,087	45,550

Property and equipment, net	3,988	4,177
Capitalized software costs, net	12,704	12,585
Noncurrent costs capitalized to obtain revenue contracts, net	2,214	2,479
Operating lease assets	13,153	13,646
Goodwill	87,358	122,984
Customer relationships, net	29,474	30,671
Database, net	13,560	14,077
Other intangible assets, net	7,876	8,208
Other non-current assets	23	761
Total assets	$213,437	$255,138

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$111,612	$2,813
Accounts payable and accrued expenses	5,576	7,257
Deferred revenue, current portion	34,381	29,778
Customer deposits	606	1,067
Operating lease liabilities, current portion	3,343	3,320
Other current liabilities	79	191
Total current liabilities	155,597	44,426

Long-term debt, net of current maturities	11,540	125,635
Deferred tax liabilities	262	476
Deferred revenue, net of current portion	343	266
Operating lease liabilities, net of current portion	18,470	19,312
Public and private warrant liabilities	-	477
Other non-current liabilities	2,430	2,595
Total liabilities	188,642	193,187
Commitment and contingencies (Note 16)

Stockholders' equity:
Class A Common stock ($0.0001 par value, 1,700,000,000 authorized, 18,711,237 and 15,557,379 issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	2	2
Class B Common stock ($0.0001 par value, 9,000,000 authorized, 690,909 issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	-	-
Additional paid-in capital	940,441	933,905
Accumulated other comprehensive income	111	190
Accumulated deficit	(915,759)	(872,146)
Total stockholders' equity	24,795	61,951
Total liabilities and stockholders' equity	$213,437	$255,138

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Subscription	$19,053	$25,232
Non-subscription	972	2,279
Total revenues	20,025	27,511
Operating expenses: (1)
Cost of revenues, including amortization	4,153	6,984
Research and development	2,042	3,103
Sales and marketing	5,719	7,759
Editorial	3,620	4,798
General and administrative	9,504	16,298
Amortization of intangible assets	1,893	2,331
Impairment of goodwill	35,600	-
Total operating expenses	62,531	41,273
Operating loss	(42,506)	(13,762)

Gain on sale of businesses (Note 3)	-	(15,743)
Interest expense, net	3,356	5,127
Loss on debt extinguishment, net	-	1,784
Change in fair value of financial instruments	(1,862)	(671)
Other (income) expense, net	(186)	30
Net loss before income taxes	(43,814)	(4,289)
Benefit from income taxes	(201)	(39)
Net loss	(43,613)	(4,250)
Other comprehensive (loss) income	(79)	301
Total comprehensive loss	$(43,692)	$(3,949)

Net loss used to compute basic and diluted loss per share	$(43,613)	$(4,250)

Loss per share attributable to common shareholders (Note 13):
Basic and Diluted	$(2.39)	$(0.34)
Weighted average shares used in computing loss per share attributable to common shareholders:
Basic and Diluted	18,245,337	12,607,440

(1) Amounts include stock-based compensation expense, as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenues, including amortization	$39	$15
Research and development	176	326
Sales and marketing	196	85
Editorial	132	66
General and administrative	2,498	2,883

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Temporary Equity		Equity (Deficit)
	Temporary Equity		Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	-	-	12,590,442	1	899,943	4,786	(806,899)	97,831
Issuance of Class A common stock upon vesting of restricted share units	-	-	74,041	-	-	-	-	-
Issuance of Class A common stock upon exercise of employee stock purchase plan and exercise of stock options	-	-	13,703	-	148	-	-	148
Dragonfly note conversion	-	-	62,143	-	73	-	-	73
Prior GPO interest conversion	-	-	5,613	-	946	-	-	946
Era Note (Note 7)	216,338	2,719	(100,334)	-	-	-	-	-
Brokerage Shares issued	-	-	25,000	-	315	-	-	315
Stock-based compensation expense	-	-	-	-	3,375	-	-	3,375
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(42)	-	-	(42)
Net loss	-	-	-	-	-	-	(4,250)	(4,250)
Foreign currency translation gain	-	-	-	-	-	301	-	301
Balance at March 31, 2025	216,338	$2,719	12,670,608	$1	$904,758	$5,087	$(811,149)	$98,697

Balance at December 31, 2025	-	-	16,248,288	2	933,905	190	(872,146)	61,951
Issuance of Class A common stock upon vesting of restricted stock units	-	-	159,545	-	26	-	-	26
Issuance of Class A common stock upon employee stock purchase plan	-	-	36,285	-	45	-	-	45
Convertible Note conversion	-	-	2,736,978	-	3,083	-	-	3,083
Stonehill note interest conversion	-	-	221,050	-	392	-	-	392
Stock-based compensation expense	-	-	-	-	3,041	-	-	3,041
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(51)	-	-	(51)
Net loss	-	-	-	-	-	-	(43,613)	(43,613)
Foreign currency translation loss	-	-	-	-	-	(79)	-	(79)
Balance at March 31, 2026	-	$-	19,402,146	$2	$940,441	$111	$(915,759)	$24,795

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net loss	$(43,613)	$(4,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	238	255
Amortization of intangible assets and capitalized software development costs	3,481	5,863
Amortization of deferred costs to obtain revenue contracts	694	883
Impairment of goodwill	35,600	-
Gain on sale of businesses (Note 3)	-	(15,743)
Non-cash operating lease expense	492	531
Stock-based compensation	3,041	3,375
Bad debt expense	50	153
Unrealized (gain) loss on securities	(2)	52
Change in fair value of financial instruments	(1,862)	(671)
Deferred income tax benefit	(214)	(39)
Paid-in-kind interest, net	276	1,961
Non-cash interest expense	300	1,044
Loss on debt extinguishment, net	-	1,784
Changes in operating assets and liabilities:
Accounts receivable, net	2,588	(112)
Prepaid expenses and other current assets	(44)	(78)
Costs capitalized to obtain revenue contracts, net	(295)	(563)
Other non-current assets	1	31
Accounts payable and accrued expenses	(878)	2,310
Deferred revenue	4,642	8,614
Customer deposits	(461)	(969)
Other current liabilities	(195)	(144)
Lease liabilities	(819)	(808)
Other non-current liabilities	-	(193)
Net cash provided by operating activities	3,020	3,286

Investing Activities:
Capital expenditures	(1,652)	(1,982)
Cash proceeds from the sale of businesses, net (Note 3)	-	40,269
Net cash (used in) provided by investing activities	(1,652)	38,287

Financing Activities:
Principal payments of long-term debt	(1,875)	(27,163)
Payment of deferred financing costs	-	(1,793)
Proceeds from exercise of stock options and employee stock purchase plan purchases	45	148
Net cash used in financing activities	(1,830)	(28,808)

Effects of exchange rates on cash	(21)	153

Net change in cash, cash equivalents, and restricted cash	(483)	12,918
Cash, cash equivalents, and restricted cash, beginning of period	24,952	29,454
Cash, cash equivalents, and restricted cash, end of period	$24,469	$42,372

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock for conversion of debt and interest	$392	$946
Amounts held in holdback/escrow related to the sale of businesses	$738	$400
Property and equipment purchases included in accounts payable	$62	$64

Supplemental Cash Flow Activities:
Cash paid for interest	$2,198	$2,789
Cash paid for taxes	$104	$65

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

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet and its results of operations, including its comprehensive loss, temporary equity, stockholders' equity (deficit), and cash flows. All adjustments are of a normal recurring nature. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any subsequent quarters or for the fiscal year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

As a result of the Reverse Stock Split, every 12 shares of the Company’s Common Stock issued and outstanding as of the effective time of the Reverse Stock Split were automatically converted into one share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder received a cash payment in lieu thereof at a price equal to the fraction of one share to which the stockholder would otherwise be entitled multiplied by the closing price per share of Class A Common Stock (as adjusted for the Reverse Stock Split) on the New York Stock Exchange (“NYSE”) on August 29, 2025, the last trading day immediately preceding the effective time of the Reverse Stock Split.

Further, proportionate adjustments were made to the number of shares of Common Stock underlying the Company’s outstanding equity awards and the number of shares issuable under the Company’s equity incentive plans and existing agreements, as well as the exercise price and/or any stock price goals, as applicable. The Reverse Stock Split did not affect the number of authorized shares of Common Stock or the par value of the Common Stock. The Company’s publicly traded warrants were traded on the NYSE under the symbol “NOTE.WS” and are now traded on the OTCID Basic Market. However, pursuant to the terms of the applicable warrant agreement, the number of shares of Class A Common Stock issuable on exercise of each warrant was proportionately decreased. Specifically, following effectiveness of the Reverse Stock Split, every warrant to purchase 1.571428 shares of Class A Common Stock (the exchange ratio in place immediately prior to the Reverse Stock Split) now represents the right to purchase 0.130952 shares of Class A Common Stock. Accordingly, the effective per share exercise price is $87.82.

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

The Company’s cash, cash equivalents, restricted cash, and short-term investments were $26,473 at March 31, 2026, compared with $26,947 at December 31, 2025. Further, the Company had a negative working capital balance of $138,983 (excluding cash and short-term investments) at March 31, 2026 and had an accumulated deficit of $915,759 and $872,146 as of March 31, 2026 and December 31, 2025, respectively, and incurred net losses of $43,613 and net losses (excluding the effect of the gain on sale of businesses) of $19,993 for the three months ended March 31, 2026 and 2025, respectively. Historically, the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company partially funded its operations through raising equity and debt and selling assets (see Note 3, Dispositions).

On January 31, 2026 the Company did not meet its 2025 Senior Term Loan minimum annualized recurring revenue financial covenant requirement. On March 23, 2026, the Company entered into Amendment No. 1 of the 2025 Senior Term Loan, which among other things, (a) waived the event of default arising from the Company’s failure to satisfy the annualized recurring revenue covenant at January 31, 2026, (b) revised the minimum thresholds for annualized recurring revenue and consolidated adjusted EBITDA and reduced minimum liquidity requirements through March 31, 2027, (c) revised the Company’s interest and principal repayment requirements, and (d) require the Company to prepay $20,000 of principal no later than March 31, 2027. See Note 7, Debt for additional details). If the Company does not amend its financial covenants under the 2025 Senior Term Loan before April 1, 2027, it is probable the Company will not be able to meet its then required financial covenants.

On April 13, 2026, the Company’s Class A common stock and warrants to purchase 0.131 shares of Class A Common Stock, with an exercise price of $11.50 per share of Class A Common Stock were delisted from the New York Stock Exchange (the “NYSE”). The NYSE delisting caused events of default under the YA Convertible Notes and the 2025 GPO Convertible Note (together, the “Subordinated Notes”). On April 21, 2026, the Company entered into forbearance agreements with each of GPO FN Noteholder, LLC (“GPO”) and YA II PN, Ltd (together with GPO, the “Subordinated Creditors”), pursuant to which the Subordinated Creditors have agreed to waive defaults under the terms of subordinated convertible debt instruments issued to the Subordinated Creditors arising from the NYSE delisting, and to forbear from exercising any rights relating to such defaults, until May 21, 2026. If no action is taken, and the forbearance agreements with the Subordinated Creditors are not extended, on May 22, 2026 the Company will also be in default of its 2025 Senior Term Loan due to the cross-default provision within the 2025 Senior Term Loan, at which point the 2025 Senior Term Loan lenders may exercise rights, which could include the immediate repayment of the amount outstanding under the 2025 Senior Term Loan.

These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern and meet the Company’s obligations as they become due within one year after the date the financial statements are issued.

In response to the foregoing conditions, management has identified the following plans intended to alleviate the substantial doubt about the Company’s ability to continue as a going concern: (a) renegotiating or amending existing debt obligations, including the Subordinated Notes, to extend maturities, early convert, or otherwise restructure repayment terms; (b) pursuing the sale of assets or business units to generate liquidity and reduce outstanding indebtedness; (c) pursuing opportunities to list its Common Stock on other tiers or exchanges that offer further improvements to investor access and liquidity which would also cure the event of default under the Subordinated Notes; and (d) conducting one or more equity offerings to raise additional capital to fund operations and satisfy obligations. Management’s plans must also generate sufficient cash to, among other things, fund the Company’s operations, while also maintaining compliance with its liquidity covenant, and fulfill the $20,000 principal prepayment required pursuant to Amendment No. 1 of the 2025 Senior Term Loan which is due no later than March 31, 2027; which at this time the Company has no ability to satisfy. If successful, management believes this plan will position the Company to have adequate cash and cash flows to support its future operations. However, at this time management concluded that its plans do not alleviate substantial doubt, as there can be no assurance that any of these plans will be successfully implemented on acceptable terms, or at all.

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

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company's ongoing operations and as part of the Company's internal planning and forecasting processes. Information on Net income (loss) and Operating income (loss) is disclosed in the Condensed Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Condensed Consolidated Statements of Operations.

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

Fair Value of Financial Instruments

The Company has elected the fair value option for the 2025 GPO Convertible Note, GPO Convertible Note, Dragonfly Seller Convertible Notes, Convertible Debentures and the Era Convertible Notes, refer to Note 7, Debt for further details. The Company records changes in fair value through the condensed consolidated statement of operations where the portion of the change that results from a change in the instrument-specific credit risk is recorded separately in accumulated other comprehensive income, if applicable. Additionally, under the fair value option, all issuance costs are expensed in the period that the debt is incurred.

Investments

The Company has invested in highly liquid investments that have investment-grade ratings. These investments are accounted for at fair value through the condensed consolidated statement of operations. The Company is able to easily liquidate these into cash; accordingly, the Company has presented these investments as available for current operations and they are presented as short-term investments within current assets in the condensed consolidated balance sheets. Purchases and sales of short-term investments are classified in the investing section of our consolidated statement of cash flows.

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. The Company’s cash and cash equivalents at times exceed amounts guaranteed by the Federal Deposit Insurance Corporation. The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At March 31, 2026, approximately 69% of the Company’s cash and cash equivalents were held at JPMorgan Chase Bank, N.A.

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days billings are past due, collection history of each customer, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in sales and marketing expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of March 31, 2026 and December 31, 2025, allowance for credit losses of $1,426 and $1,454, respectively, was included in the accounts receivable, net balance.

No single customer accounted for more than 10% of the Company's accounts receivable balance as of March 31, 2026 and December 31, 2025. Revenues derived from the U.S. Federal Government were 19% and 18% of revenues for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, assets located in the United States were approximately 98% and 99% of total assets, respectively.

As of March 31, 2026 and December 31, 2025, one vendor accounted for more than 10% of the Company's accounts payable balance. During the three months ended March 31, 2026 and 2025, one vendor represented more than 10% of the total purchases made.

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

In September 2025, the FASB issued ASU No. 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removed the language around project stages that was used to assess when costs could be capitalized for an internal-use software. The update also requires internal-use software to be disclosed under the ASC 360 Property, Plant, and Equipment guidance. The guidance is effective for annual periods beginning after December 15, 2027. The Company is currently evaluating this ASU to determine its impact on the Company.

Note 2. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Three Months Ended March 31,
	2026	2025
Subscription	$19,053	$25,232
Advisory	329	1,063
Advertising	254	455
Other revenue	389	761
Total	$20,025	$27,511

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
North America	$18,775	$21,910
Rest of the world	1,250	5,601
Total	$20,025	$27,511

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the three months ended March 31, 2026 and 2025, revenue attributed to Belgium (presented within the Rest of the world in the above table) represented approximately 6% and 4% of total revenues, respectively. For the three months ended March 31, 2025, revenue attributed to the United Kingdom (presented within the Rest of the world in the above table) represented approximately 15% of total revenues. No other foreign country represented more than 5% of total revenue during the three months ended March 31, 2026 and 2025.

Contract Assets

The Company had contract assets of $244, $590, and $1,240 as of March 31, 2026, December 31, 2025, and December 31, 2024, respectively. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the condensed consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2024	$35,475
Sale of Dragonfly and Oxford Analytica	(7,342)
Revenue recognized in the current period from amounts in the prior balance	(17,472)
New deferrals, net of amounts recognized in the current period	25,621
Effects of foreign currency	277
Balance at March 31, 2025	$36,559

Balance at December 31, 2025	$30,044
Revenue recognized in the current period from amounts in the prior balance	(13,408)
New deferrals, net of amounts recognized in the current period	18,142
Effects of foreign currency	(54)
Balance at March 31, 2026	$34,724

Costs to Obtain

During the three months ended March 31, 2026 and 2025, the Company capitalized $301 and $524 of costs to obtain revenue contracts. The Company amortized costs capitalized to obtain revenue contracts in the amount of $694 and $884 to sales and marketing expense during the three months ended March 31, 2026 and 2025, respectively. There were no impairments of costs capitalized to obtain revenue contracts for the three months ended March 31, 2026 and 2025.

Unsatisfied Performance Obligations

At March 31, 2026, the Company had $68,684 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this over the next five years.

Note 3. Dispositions

2025 Dispositions

Sale of Oxford Analytica and Dragonfly

On February 21, 2025 (the "Signing Date"), the Company entered into an equity purchase agreement (the "Equity Purchase Agreement") with Factiva Ltd. ("Factiva"), a limited company organized under the laws of England and Wales, providing for the sale of all of the outstanding equity interests in each of Dragonfly Eye Limited, a UK private limited company (“Dragonfly”), and The Oxford Analytica International Group, LLC, a Delaware limited liability company (“Oxford” and collectively with Dragonfly, the “Sold Businesses”). At closing of the sale on March 31, 2025, after adjustments based on the Sold Businesses' estimated working capital, indebtedness, and transaction expenses, the Company received $40,000 in cash (excluding $400 of the purchase price that was deposited into escrow to satisfy certain potential post-closing purchase price adjustments and indemnification claims and including $813 of cash acquired by Factiva). As a result of the sale, the Company recorded a pre-tax gain on disposal of $15,743 for the three months ended March 31, 2025. The purchase price is subject to adjustment pursuant to the Equity Purchase Agreement; accordingly, the gain on sale may increase, or decrease, as the case may be, upon finalization of the purchase price.

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

Sale of TimeBase

On May 2, 2025, the Company entered into an agreement to sell the equity of the Company's Australian subsidiary, TimeBase Pty. Ltd. (“TimeBase”). On July 1, 2025, the Company closed the sale of TimeBase. Total consideration was $7,414 comprising a cash payment to the Company of $6,676 and a buyer holdback of $738 (included in Other non-current assets as the buyer holdback is expected to be repaid in the first quarter of 2027). The proceeds from the sale were used in part to prepay and retire $2,978 of term loans under the Prior Senior Term Loan, and pay $197 of related prepayment and exit fees associated with the retired amount. The remaining $3,501 of net proceeds were retained by the Company to pay for related transaction costs, cash taxes that may result from the sale, and general corporate purposes. As a result of the sale of TimeBase, the Company recorded a gain on disposal of $1,325 during the third quarter of 2025.

The Company determined that TimeBase was not a significant subsidiary, and the disposition of TimeBase did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for TimeBase were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements."

Note 4. Leases

The Company has operating leases, principally for corporate offices under non-cancelable operating leases that expire at various dates through 2031. The non-cancellable base terms of these remaining leases typically range from one to five years. Certain lease agreements include options to renew or terminate the lease, which are not factored into the determination of lease payments if they are not reasonably certain to be exercised.

The following table details the composition of lease expense for the periods presented:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$968	$1,075
Variable lease cost	93	56
Short-term lease cost	5	40
Total lease costs	$1,066	$1,171
Sublease income	$(35)	$(27)

Cash payments related to operating lease liabilities were $1,283 and $1,364 for the three months ended March 31, 2026 and 2025, respectively.

Note 5. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	March 31, 2026			December 31, 2025			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years) March 31, 2026
Customer relationships	$66,558	$(37,084)	$29,474	$66,570	$(35,899)	$30,671	6.7
Developed technology	21,726	(18,879)	2,847	21,738	(18,738)	3,000	4.8
Databases	29,143	(15,583)	13,560	29,145	(15,068)	14,077	6.6
Tradenames	9,325	(5,250)	4,075	9,325	(5,090)	4,235	6.4
Patents	871	(252)	619	871	(248)	623	16.9
Content library	592	(257)	335	592	(242)	350	5.7
Total	$128,215	$(77,305)	$50,910	$128,241	$(75,285)	$52,956

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $1,893 and $2,331 for the three months ended March 31, 2026 and 2025, respectively.

Amortization of developed technology was recorded as part of cost of revenues, including amortization in the amount of $153 and $206 for the three months ended March 31, 2026 and 2025, respectively.

The expected future amortization expense for intangible assets as of March 31, 2026 is as follows:

2026 (remainder)	$6,134
2027	8,178
2028	7,958
2029	7,688
2030	7,218
Thereafter	13,734
Total	$50,910

Capitalized software development costs

Capitalized software development costs are as follows:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$39,838	$(27,134)	$12,704	$38,284	(25,699)	$12,585

During the three months ended March 31, 2026 and 2025, the Company capitalized interest on capitalized software development costs in the amount of $103 and $85, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues, including amortization in the amount of $1,435 and $3,326 for the three months ended March 31, 2026 and 2025, respectively. The estimated useful life is determined at the time each project is placed in service.

Impairment of long-lived assets

We periodically assess whether any indicators of impairment existed related to our intangible assets. We identified a triggering event during the first quarter of 2026, as discussed in Note 6, "Goodwill". This triggering event indicated we should test the related long-lived assets for impairment in certain of our asset groups. We tested each applicable asset group by first performing a recoverability test, comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were sufficient to recover the carrying value of certain asset groups. As a result, we concluded that no impairment charge was to be recorded for long-lived assets during the first quarter of 2026.

Note 6. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually as of October 1 of each year.

The changes in the carrying amounts of goodwill, which are generally not deductible for tax purposes, are as follows:

Balance at December 31, 2025	$122,984
Impairment	(35,600)
Impact of foreign currency	(26)
Balance at March 31, 2026	$87,358

In the first quarter of 2026, the Company has experienced a further decline in its market capitalization based upon its publicly quoted share price, the Company failed to satisfy its annualized recurring revenue covenant for the month ended January 31, 2026, reflecting continued pressure on customer retention and organic revenue, and the Company began trading on the OTCID Basic Market. The Company has evaluated these factors and in combination, has determined that they constitute a triggering event requiring an interim goodwill impairment assessment under ASC 350. The Company recorded a goodwill impairment of $35,600 in the first quarter of 2026 in the condensed consolidated statement of operations. Prior to the quantitative goodwill impairment test performed at March 31, 2026, the Company tested the recoverability of its long-lived assets, and concluded that none of its intangibles were impaired. See Note 5, Intangible Assets.

On January 1, 2025, effective with the appointment of our new CEO, the Company reassessed its goodwill reporting unit and determined that the Company now operates out of a single reporting unit. Accordingly, the Company performed a quantitative goodwill impairment assessment immediately prior to, and on, January 1, 2025, which resulted in no impairment of goodwill.

The Company performed its annual goodwill impairment test on October 1, 2025 which indicated no impairment. However, due to the sustained decline in the Company's stock price and market capitalization toward the end of the fourth quarter of 2025, as well as the decline in organic revenue and customer retention, the Company performed a quantitative goodwill impairment assessment as of December 31, 2025. This quantitative assessment resulted in a goodwill impairment charge of $12,378 recognized in the fourth quarter of 2025. Prior to the quantitative goodwill impairment test performed at December 31, 2025, the Company tested the recoverability of its long-lived assets, and concluded that none of its intangibles were impaired. See Note 5, Intangible Assets.

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

Note 7. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	March 31, 2026	December 31, 2025
2025 Senior Term Loan	$72,188	$74,063
2025 GPO Convertible Note	19,649	19,235
Convertible Debentures	23,005	26,663
Dragonfly Seller Convertible Notes	11,540	11,982
Total gross debt	126,382	131,943
Debt issuance costs	(3,230)	(3,495)
Total	123,152	128,448
Less: Current maturities	(111,612)	(2,813)
Total Long-term debt	$11,540	$125,635

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

On August 12, 2025 the Company closed on its 2025 Senior Term Loan and received net proceeds of $72,937 after original issue discount (“OID”) of $2,063, or 2.75%. The Company incurred $960 of lender fees and $962 of fees paid to third parties. OID and capitalized debt issuance costs totaled $3,985 and is treated as a debt discount and will be amortized over the term of the 2025 Senior Term Loan using the effective interest method. Amortization expense for the three months ended March 31, 2026 was $272, and is included within interest expense in the condensed consolidated statements of operations and comprehensive loss. The remaining unamortized debt discount at March 31, 2026 is $3,304, and is reflected net within debt on the condensed consolidated balance sheet.

On March 23, 2026, the Company entered into Amendment No. 1 and Waiver to the 2025 Senior Term Loan ("Amendment No. 1"). Pursuant to Amendment No. 1, the lenders waived a specified event of default arising from the Company's failure to satisfy the annualized recurring revenue covenant for the month ended January 31, 2026. Amendment No. 1, amends and restates the financial covenant schedule, including revised minimum thresholds for annualized recurring revenue and consolidated adjusted EBITDA and reduced minimum liquidity requirements through March 31, 2027, after which the minimum liquidity requirement returns to $20,000. Amendment No. 1 increases the quarterly principal repayment to (i) $1,875 for payment on each March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027 and (ii) $938 for each payment thereafter. Amendment No. 1 also requires the Company to make a mandatory prepayment of $20,000 no later than March 31, 2027, together with any applicable premium and related fees.

On April 13, 2026 the Company's Class A common stock was delisted from the NYSE, which caused events of default under the YA Convertible Notes and the 2025 GPO Convertible Note. On April 21, 2026, the Company entered into forbearance agreements with the Subordinated Creditors who agreed to waive defaults under the terms of their subordinated convertible debt instruments arising from the NYSE delisting, and to forbear from exercising any rights relating to such defaults, until May 21, 2026. If no action is taken, and the forbearance agreements with the Subordinated Creditors are not extended, on May 22, 2026 the Company will also be in default of its 2025 Senior Term Loan due to the cross-default provision within the 2025 Senior Term Loan, at which point the 2025 Senior Term Loan lenders may exercise rights, which could include the immediate repayment of the amount outstanding under the 2025 Senior Term Loan. Accordingly, amounts outstanding under the Company's 2025 Senior Term Loan are presented as a current liability at March 31, 2026.

The Company has elected to pay cash interest based on SOFR, which was 13.14% at March 31, 2026. For the three months ended March 31, 2026, the Company recognized $2,198 of cash interest on the 2025 Senior Term Loan.

Upon maturity, the Company is required to pay in cash the greater of $500 or the fair market value of 60,416 shares of Class A Common Stock of the Company (the “Exit Fee”). The Company will record non-cash interest expense over the life of the 2025 Senior Term Loan to accrete to the minimum Exit Fee due upon maturity. Accordingly, during the three months ended March 31, 2026, the Company recognized $34 of interest expense related to the Exit Fee. At March 31, 2026, $85 of the minimum Exit Fee has been accrued and is included within Other current liabilities on the condensed consolidated balance sheet.

Because the Exit Fee is payable in certain redemption scenarios, the Company determined that pursuant to ASC 815 “Derivatives and Hedging” certain of the embedded redemption features meet the definition of a derivative that must be accounted for at fair value with changes in fair value reflected in the condensed consolidated statement of operations and comprehensive income (loss). The fair value of the embedded redemption feature at inception on August 12, 2025 was $90 and was accounted for as a debt premium and will be amortized over the term of the 2025 Senior Term Loan using the effective interest method. Amortization expense for the three months ended March 31, 2026 was $6, and is included within interest expense in the condensed consolidated statements of operations and comprehensive loss. The remaining unamortized debt premium at March 31, 2026 is $75, and is reflected net within debt on the condensed consolidated balance sheet. The fair value of the embedded redemption features at March 31, 2026 was $280 and is included as a contra-liability in Other non-current liabilities on the condensed consolidated balance sheet. The $115 change in fair value of the embedded redemption features for the three months ended March 31, 2026 is included within Change in fair value of financial instruments on the condensed consolidated statement of operations and comprehensive income (loss).

As part of the Amendment No. 1, the Company is accruing a make-whole amount ("Make-Whole Premium"), which equals all interest the Lenders would have earned from the trigger date until the second anniversary of the effective date. The Company recognized $35 of interest expense related to the Make-Whole Premium during the three months ended March 31, 2026. At March 31, 2026, $35 of the Make-Whole Premium has been accrued and is included within Accounts payable and accrued expenses on the condensed consolidated balance sheet.

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

For the three months ended March 31, 2025, the Company incurred $2,780 and $222 of cash interest and paid-in-kind interest, respectively, on the Prior Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the Prior Senior Term Loan.

Amortization of debt issuance costs on the Prior Senior Term Loan is recorded within interest expense in the condensed consolidated statements of operations and comprehensive income (loss) and totaled $749 for the three months ended March 31, 2025.

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

In conjunction with the establishment of the 2025 Senior Term Loan, on August 5, 2025, the Company entered into a redemption and exchange agreement with the GPO Investor. Pursuant to the redemption and exchange with the GPO Investor, on August 12, 2025, the Company redeemed $30,000 of the Prior GPO Convertible Note (which at the time had balance outstanding of $50,434) in exchange for a cash payment of $27,000 to the GPO Investor (the "GPO Redemption"). The Company also issued a new senior subordinated promissory note to the GPO Investor in the aggregate amount of $20,434 (the "2025 GPO Convertible Note") in exchange for, and the cancellation of, the remaining obligations under the existing Prior GPO Convertible Note.

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

The 2025 GPO Convertible Note provides for customary events of default upon which repayment of the 2025 GPO Convertible Note may be accelerated, including failure to pay any amounts due and owing under the 2025 GPO Convertible Note, failure to deliver the shares upon a conversion of the 2025 GPO Convertible Note, an uncured breach of any terms of the 2025 GPO Convertible Note and a default under certain of the Company’s other indebtedness. The 2025 GPO Convertible Note includes certain negative covenants related to the Company’s ability to incur indebtedness. On April 13, 2026, the Company’s Class A common stock was delisted from the NYSE. The NYSE delisting caused an event of default under the 2025 GPO Convertible Note. On April 21, 2026, the Company entered into a forbearance agreement with the holder of the 2025 GPO Convertible Note pursuant to which the holder agreed to waive defaults under the terms of the subordinated convertible debt instrument, and to forbear from exercising any rights relating to such defaults, until May 21, 2026. Accordingly, amounts outstanding under the Company's 2025 GPO Convertible Note are presented as a current liability at March 31, 2026.

The Company elected to account for the 2025 GPO Convertible Note using the fair value option. The fair market value at March 31, 2026 and December 31, 2025 was $19,649 and $19,235, respectively. The unrealized change in the fair value of the 2025 GPO Convertible Note was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a loss of $414 during the three months ended March 31, 2026. The Company incurred total interest expense related to the 2025 GPO Convertible Note of $383 for the three months ended March 31, 2026.

The Company elected to account for the Prior GPO Convertible Note using the fair value option. The unrealized change in the fair value of the Prior GPO Convertible Note was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a gain of $820 for the three months ended March 31, 2025. The Company incurred total interest expense related to the Prior GPO Convertible Note of $946 for the three months ended March 31, 2025.

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

On August 12, 2025, the initial tranche of Convertible Debentures comprising $21,000 in stated principal amount were issued to YA, in accordance with the Purchase Agreement, with the Company receiving net proceeds of $18,900 (the "First YA Debenture"). On September 11, 2025, the second and final tranche of Convertible Debentures comprising $12,300 in stated principal amount were issued to YA, in accordance with the Purchase Agreement with the Company receiving net proceeds of $11,000 (the "Second YA Debenture").

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

In the event (i) the daily VWAP is less than the Floor Price then in effect for any five trading days during a period of seven consecutive trading days, (ii) the Company has issued substantially all of the shares of the Class A Common Stock available for issuance without violating applicable rules of the NYSE, or (iii) YA is unable to utilize a registration statement to resell Debenture Conversion Shares for a period of ten (10) consecutive trading days, then the Company will be required to make certain amortization payments to YA.

The Convertible Debentures provide for customary events of default, upon which repayment of the Convertible Debentures may be accelerated, including failure to pay any amounts due and owing under the Convertible Debentures, failure to timely deliver the Debenture Conversion Shares, an uncured breach of any terms of the Convertible Debentures and a default under certain of the Company’s other indebtedness. On April 13, 2026, the Company’s Class A common stock was delisted from the NYSE. The NYSE delisting constituted an event of default under the Convertible Debentures. On April 21, 2026, the Company entered into a forbearance agreement with the holder of the Convertible Debentures pursuant to which the holder agreed to waive defaults under the terms of the subordinated convertible debt instrument, and to forbear from exercising any rights relating to such defaults, until May 21, 2026. Accordingly, amounts outstanding under the Company's Convertible Debentures are presented as a current liability at March 31, 2026.

During the three months ended March 31, 2026, YA converted $2,370 of principal and $591 of accrued interest in exchange for 2,736,978 shares of the Company’s Class A common stock with a fair value of $3,083. The non-cash charge of $64 recognized upon these conversions was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2026.

The Company elected to account for the First YA Debenture and Second YA Debenture using the fair value option. The fair market value at March 31, 2026 and December 31, 2025 was $23,005 and $26,663, respectively. The unrealized change in the fair value of the First YA Debenture and Second YA Debenture was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a charge of $1,352 for the three months ended March 31, 2026. The Company incurred total interest expense related to the First YA Debenture and Second YA Debenture of $322 for the three months ended March 31, 2026.

Convertible Notes

Purchased Original Notes

On March 17, 2025 and March 20, 2025, investors holding two convertible notes originally issued in 2020 and assumed by the Company in connection with the Business Combination, with a principal and accrued paid-in-kind interest balance of $5,769 (the "Purchased Original Notes"), sold their convertible notes to EGT 11 LLC (the "Exchange Investor"). In connection with the acquisition of the Purchased Original Notes by the Exchange Investor, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) on March 17, 2025, pursuant to which the Company cancelled the Purchased Original Notes and in exchange (i) issued a convertible note to the Exchange Investor, for $5,500 on March 17, 2025 and (ii) issued a second convertible note for $269 on March 20, 2025 (collectively, the "Third Era Convertible Note"). The acquisition of the Purchased Original Notes by the Exchange Investor and the Exchange Agreement resulted in the extinguishments of the Purchased Original Notes. Accordingly, the Company recognized a loss on debt extinguishment of $1,784 during the three months ending March 31, 2025. The Company incurred total interest expense related to the Purchased Original Notes, including the amortization of the various discounts, of $202 during the three months ended March 31, 2025.

Amended Legacy Notes

On March 25, 2025 (the "Amendment Date"), the Company entered into a letter agreement (the “First Amendment”) with the holders (the "Legacy Investors") of two convertible notes originally issued in 2020 and assumed by the Company in connection with the Business Combination (the "Legacy Notes" and, as amended, the "Amended Legacy Notes") with a principal and accrued paid-in-kind interest balance of $10,961 modifying certain provisions in favor of each of the Legacy Investors. The Legacy Notes were unsecured and earned payable in kind interest of 15% per annum, payable annually in arrears.

On July 30, 2025, the Company and the holders of the Amended Legacy Notes agreed to extend the Original Maturity Date from July 31, 2025 to August 15, 2025. On August 12, 2025, the Company retired all of its then outstanding obligations under the Amended Legacy

Notes by paying the holders $3,600 in cash.

The Company incurred total interest expense related to the Amended Legacy Notes, including the amortization of the various discounts, of $448 during the three months ended March 31, 2025.

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

In January 2025, one of the noteholders voluntarily elected to convert £547 pounds sterling (approximately $702 as of the date of conversion) pursuant to the lender conversion right of $10.00 per share; accordingly, the Company issued the holder 5,613 shares of the Company's common stock with a fair value of $67. The non-cash gain of $635 recognized upon this conversion was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2025.

The Company elected to account for the Dragonfly Seller Convertible Notes using the fair value option. The fair market value of the Dragonfly Seller Convertible Notes outstanding at March 31, 2026 and at December 31, 2025 was $11,540 and $11,982, respectively. The non-cash gain of $519 and $28 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2026 and 2025, respectively. The Company incurred total interest expense related to the Dragonfly Seller Convertible Notes of $276 and $251 during the three months ended March 31, 2026 and 2025, respectively.

Era Convertible Notes

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

Third Era Convertible Note

The Third Era Convertible Note was issued in an aggregate principal amount of $5,769, with cash interest accruing at a rate equal to the applicable federal rate published by the Internal Revenue Service beginning on September 17, 2025. All principal and unpaid interest mature on March 17, 2028. The Company received no cash from the Third Era Convertible Note because it was exchanged for the Purchased Original Notes.

The Third Era Convertible Note is contractually subordinated to the Company’s obligations under its senior secured indebtedness, and accordingly the Company’s right to make certain cash payments in connection therewith is limited by the terms of such subordination agreement. Beginning on the six-month anniversary of the issuance of the applicable Third Era Convertible Note, the Exchange Investor may convert such Third Era Convertible Note into shares (the “Conversion Shares”) of the Company's Class A Common Stock, based on the volume weighted average market price of the Class A Common Stock for the 30 consecutive trading day period prior to the date of conversion (the "Conversion Price"). In addition, subject to certain limitations, the Company may elect to convert the Third Era Convertible Note into Conversion Shares at the Conversion Price. The Exchange Notes provide for customary events of default, upon which repayment of the Exchange Notes may be accelerated.

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

As compensation for its brokerage services provided to the Exchange Investor, the Company also issued 25,000 shares of Common Stock to Northland Securities, Inc. (the “Brokerage Fee Shares”) with a fair value of $315 that was reflected as a non-cash charge within general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2025.

The Company elected to account for the Third Era Convertible Note using the fair value option. The Third Era Convertible Note was recorded at its acquisition date fair value of $4,728. The fair market value of the Third Era Convertible Note was $4,914 at March 31, 2025. The non-cash loss of $186 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2025.

On August 12, 2025, the Company retired all of the outstanding obligations under the Third Era Convertible Note by paying the holders $8,176 in cash. In the third quarter of 2025, the Exchange Investor returned, and the Company subsequently cancelled, 182,250 shares of Class A Common Stock. Accordingly, the Company has no obligations outstanding related to the Third Era Convertible Note at December 31, 2025 or any time thereafter.

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of March 31, 2026 and December 31, 2025, respectively. These fair values are deemed Level 3 liabilities within the fair value measurement framework.

	March 31, 2026	December 31, 2025
2025 Senior Term Loan	$71,999	$70,985
2025 GPO Convertible Note	19,649	19,235
Convertible Debentures	23,005	26,663
Dragonfly Seller Convertible Notes	11,540	11,982
Total	$126,193	$128,865

Note 8. Stockholders’ Equity and Temporary Equity

Authorized Capital Stock

The Company's Class A common stock and public warrants are traded on the OTCID Basic Market under the symbols “NOTE” and “NOTE WS,” respectively. The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of March 31, 2026, the Company had 18,711,237 shares of Class A common stock issued and outstanding.

Additionally, the Company has outstanding warrants to purchase shares of New FiscalNote Class A common stock that became exercisable upon the Closing of the Business Combination. See Note 10, Warrant Liabilities.

Class B Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 9,000,000 shares of Class B common stock, par value $0.0001 per share. As of March 31, 2026, the Company had 690,909 shares of Class B common stock issued and outstanding.

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

Dividends

The Company's Class A and Class B common stock are entitled to dividends if and when any dividend is declared by the Company's board of directors, subject to the rights of all classes of stock outstanding having priority rights to dividends. The Company has not paid any cash dividends on common stock to date. The Company may retain future earnings, if any, for the further development and expansion of the Company's business and has no current plans to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of the Company's board of directors and will depend on, among other things, the Company's financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as the Company's board of directors may deem relevant.

Temporary Equity

As discussed in Note 7, Debt, the Company issued 216,337 shares of common stock to the Exchange Investor as an inducement for the Exchange Investor to exchange the Purchased Original Notes for the Third Era Convertible Note. Pursuant to ASC 480, “Distinguishing Liabilities from Equity”, the Company has presented the Third Era Convertible Note Fee Shares as temporary equity as they are not mandatorily redeemable on the issuance date but they are redeemable at an unknown time in the future upon an event that is outside of the control of the Company. In the third quarter of 2025, the Exchange Investor returned, and the Company subsequently cancelled, 182,580 shares of Class A Common Stock.

Note 9. Earnout Shares and RSUs

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

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. The Company recognized $42 of share-based compensation expense during the three months ended March 31, 2025. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares are accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive income (loss). The liability of $68 was recorded in other non-current liabilities on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

As of March 31, 2026, there was no unrecognized compensation expense related to the Earnout Awards. As of March 31, 2026, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

Note 10. Warrant Liabilities

As a result of the Reverse Stock Split, and pursuant to the terms of the applicable warrant agreement, at March 31, 2026, the Company had 8,358,964 public warrants outstanding to purchase a total of 1,094,625 shares of Class A common stock and 7,000,000 private placement warrants outstanding to purchase a total of 916,666 shares of Class A common stock, with each whole warrant being exercisable to purchase 0.130952 shares of Class A common stock at an effective price per share of $87.82 per whole share.

During the three months ended March 31, 2026, no public warrants were exercised into shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of March 31, 2026, the Company had 8,358,964 public warrants and 7,000,000 private placement warrants outstanding with a per share fair value of $0. These warrants are accounted for as a liability and have a fair value of $0 at March 31, 2026 and $477 as of December 31, 2025, respectively.

Note 11. Stock-Based Compensation

2022 Long-Term Incentive Plan

In connection with the Business Combination, the Company's board of directors adopted, and its stockholders approved, the 2022 Long-Term Incentive Plan (the “2022 Plan”) under which 1,690,466 shares of Class A common stock were initially reserved for issuance. Effective December 31, 2024, the 2022 Plan was amended to (i) effectuate a one-time increase of 333,333 shares authorized for issuance under the 2022 Plan and (ii) revise the “evergreen” provision of the 2022 Plan such that the number of shares of Class A common stock that are automatically added to the 2022 Plan on January 1st of each year will be increased up to the lesser of (a) five percent (5%) of the total number of shares of Class A common stock outstanding on December 31st of the preceding calendar year or (b) 1,126,977 shares of Class A Common Stock (the “2022 Plan Amendment”). The 2022 Plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, other stock-based awards and cash-based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2022 Plan increases on the first day of each calendar year, continuing through and including January 1, 2027, by the lesser of (a) 1,126,977, (b) three percent (3%) prior to the 2022 Plan Amendment and five percent (5%) after the 2022 Plan Amendment, in each case, of the total number of shares of Class A Common Stock outstanding on December 31st of the immediately preceding fiscal year or (c) a lesser number determined by the Company’s board of directors prior to January 1 of a given year. In accordance with this provision, on January 1, 2025, the number of shares authorized for issuance under the 2022 Plan increased by 928,309. There was no increase on January 1, 2026 in the number of shares authorized for issuance under the 2022 Plan as the Company has hit its limit.

During the three months ended March 31, 2026, the Company issued 182,631 restricted stock units. At March 31, 2026, 572,357 stock options, 206,723 performance stock options, 1,042,923 restricted stock units, and 10,832 performance based restricted stock units remain outstanding. As of March 31, 2026, the Company had 264,203 shares of Class A common stock available for issuance under the 2022 Plan.

The Company recognized $3,007 and $3,254 of stock-based compensation expense for all long term incentive plans in effect during the three months ended March 31, 2026 and 2025, respectively.

2022 Employee Stock Purchase Plan

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering period or on the last day of the six-month offering period. The plan is defined as compensatory, and accordingly, a stock-based compensation charge of $0 and $44 was recorded as the difference between the fair market value and the discounted purchase price of the Company's common stock for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, 124,571 shares have been issued under the ESPP and the Company had 484,558 shares of Class A common stock available for issuance under the ESPP.

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

During 2024, the Company issued 16,666 stock options and 25,000 restricted stock units. At March 31, 2026, 16,666 stock options and 11,465 restricted stock units remain outstanding. The Company recognized $34 of stock-based compensation expense for this plan in effect during the three months ended March 31, 2026 and 2025, respectively.

Withholding Taxes on Equity Awards

In connection with the settlement of equity awards, the Company records a non-cash liability and corresponding APIC adjustment for the withholding taxes on net share settlement of stock-based compensation and option exercises until such time as those taxes have been remitted to the respective taxing authorities.

Note 12. Earnings (Loss) Per Share

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

The following is a calculation of the basic and diluted loss per share for the Company's common stock, including a reconciliation between net loss attributable to common stockholders used for Basic EPS and Diluted EPS for the three months ended March 31, 2026 and 2025:

(in thousands, except share and per share data)	Three Months Ended March 31,
	2026	2025
Basic and Diluted Loss Per Share
Numerator:
Net loss used to compute basic and diluted loss per share	$(43,613)	$(4,250)
Denominator:
Weighted average common stock outstanding used in basic and diluted EPS computations	18,245,337	12,607,440
Loss per share, basic and diluted	$(2.39)	$(0.34)

Since the Company was in a net loss position during the three months ended March 31, 2026 and 2025, basic net loss per share attributable to common stockholders is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potential common shares excluded from the diluted net loss per share calculation included convertible debentures, earnout awards, restricted stock units, stock options, employee stock purchase plan shares, and convertible notes (including the GPO convertible note and Dragonfly convertible note) outstanding during the period, as described in Note 7, Debt, Note 9, Earnout Shares and RSUs, and Note 11, Stock-Based Compensation.

Note 13. Provision (Benefit) from Income Taxes

Effective Tax Rate

The Company computes its quarterly and year-to-date provisions for income taxes by applying the estimated effective tax rates to the quarterly and year-to-date pre-tax income or losses and adjusting the provisions for discrete tax items recorded in the periods. For the three months ended March 31, 2026 the Company reported a tax benefit of $201 on a pre-tax loss of $43,814, which resulted in an effective tax rate of 0.46 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21% primarily due to the impact of a valuation allowance on the Company’s deferred tax assets.

For the three months ended March 31, 2025, the Company reported a tax benefit of $39 on a pre-tax income of $4,289, which resulted in an effective tax rate of 0.91 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21% due to the impact of a valuation allowance on the Company’s deferred tax assets and the sale of businesses discussed in Note 3, Dispositions. During the three months ended March 31, 2025, the Company recorded a discrete tax charge for the impact of the sale of Dragonfly and Oxford Analytica of $281.

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

Note 14. Fair Value Measurements and Disclosures

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

•
Level 3 – Unobservable inputs that are supported by little or no market activity

The carrying value of cash and cash equivalents (including investments with an original maturity of three months or less at the date of purchase), restricted cash, accounts receivable, accounts payable, and other accruals readily convertible into cash approximates fair value because of the short-term nature of the instruments.

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2026 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$7,409	$-	$-	$7,409
Short-term investments	-	2,004	-	2,004
Liabilities:
2025 GPO Convertible Note	$-	$-	$19,649	$19,649
Dragonfly Seller Convertible Notes	-	-	11,540	11,540
Convertible Debentures	-	-	23,005	23,005

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2025 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$9,208	$-	$-	$9,208
Short-term investments	-	1,995	-	1,995
Liabilities:
Public warrants	$260	$-	$-	$260
Private placement warrants	-	217	-	217
2025 GPO Convertible Note	-	-	19,235	19,235
Dragonfly Seller Convertible Notes	-	-	11,982	11,982
Convertible Debentures	-	-	26,663	26,663

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	2025 GPO Convertible Note	Dragonfly Seller Convertible Notes	Convertible Debentures
Balance at December 31, 2025	$19,235	$11,982	$26,663
Change in fair value included in the determination of net loss (income)	414	(519)	(1,352)
Paid in kind interest	-	276	-
Note and interest conversion	-	-	(2,306)
Foreign exchange	-	(199)	-
Balance at March 31, 2026	$19,649	$11,540	$23,005

Short-Term Investments

The fair value of the short-term investments is based on the quoted market price of the securities on the valuation date. As of March 31, 2026, the estimated fair value of the short-term investments was $2,004. The Company recognized a non-cash gain of $1 and a non-cash loss of $52 for the three months ended March 31, 2026 and 2025, respectively, resulting from the change in fair value of the short-term investments. The change in fair value is recorded in the condensed consolidated statements of operations and comprehensive income (loss).

Public Warrants

The fair value of the public warrants is based on the quoted market price of such warrants on the valuation date. As of March 31, 2026 and December 31, 2025, the estimated fair value of the public warrants was $0 and $260, respectively. The Company recognized a non-cash gain of $260 and a non-cash loss of $84 during the three months ended March 31, 2026 and 2025, respectively, resulting from the change in fair value of the public warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

Private Placement Warrants

As of March 31, 2026 and December 31, 2025, the estimated fair value of the private warrants was $0 and $217, respectively. The Company recognized a non-cash gain of $217 and a non-cash loss of $70 during the three months ended March 31, 2026 and 2025, respectively, resulting from the change in fair value of the private warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

2025 GPO Note / Prior GPO Convertible Note

The Prior GPO Convertible Note was recognized as a liability on its June 30, 2023 issuance date at its estimated fair value of $36,583. The Prior GPO Convertible Note estimated fair value at March 31, 2025 was $35,704 and was determined based on lattice models. The non-cash loss of $820 for the three months ended March 31, 2025 was recorded in the change in the fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss). On August 12, 2025, the Company extinguished $30,000 of the Prior GPO Convertible Note with a $27,000 cash payment and issued the 2025 GPO Note. The 2025 GPO Note was recognized as a liability at its estimated fair value of $18,865 at its issuance date of August 12, 2025, $19,235 at December 31, 2025, and $19,649 at March 31, 2026, respectively. The non-cash gain of $414 for the three months ended March 31, 2026 was recorded in the change in the fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

The estimated fair value of the 2025 GPO Convertible Note was determined based on a trinomial lattice model. The following table presents the assumptions used to determine the fair value of the 2025 GPO Convertible Note at March 31, 2026 and at December 31, 2025:

	March 31, 2026	December 31, 2025
Common stock share price	$0.26	$1.47
Risk free rate	3.8%	3.6%
Yield	18.3%	16.2%
Expected volatility	50.0%	50.0%
Expected term (years)	3.6	3.9

Dragonfly Seller Convertible Notes

The Dragonfly Seller Convertible Notes were recognized as a liability in connection with the acquisition on January 27, 2023 at a fair value of $8,635. As of March 31, 2026 and December 31, 2025, the estimated fair value of the Dragonfly Seller Convertible Notes were $11,540 and $11,982. The non-cash gain of $519 and $28 (excluding the non-cash gain recognized from the January 2025 conversion) was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2026 and 2025, respectively. The following table presents the assumptions used to determine the fair value of the Dragonfly Seller Convertible Notes at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Common stock share price	$0.26	$1.47
Risk free rate	3.8%	3.5%
Yield	19.9%	16.6%
Expected volatility	50.0%	50.0%
Expected term (years)	1.8	2.1

Convertible Debentures

The initial tranche of the Convertible Debentures was recognized as a liability on the August 12, 2025 issuance date at its estimated fair value of $18,900 using a Monte Carlo simulation. The second tranche of the Convertible Debentures was recognized as a liability on September 11, 2025 at its estimated fair value of $11,000, using a Monte Carlo simulation. At March 31, 2026 and December 31, 2025, the estimated fair value of the Convertible Debentures were $23,005 and $26,663, respectively. The non-cash loss of $1,352 was recorded in the change in the fair value of financial instruments in the condensed consolidated statement of operations for the three months ended

March 31, 2026. The following table presents the assumptions used to determine the fair value of the Convertible Debentures at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Common stock share price	$0.26	$1.47
Risk free rate	3.68% and 3.69% (a)	3.48% (a)
Yield	113.00%	101.50%
Expected volatility	135.00%	111.00%
Expected term (years)	0.87 and 0.95 (a)	1.1 and 1.2 (a)

(a) - Includes both the First and Second Convertible Debenture

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. Excluding the impairment of goodwill as disclosed in Note 6, Goodwill, no other impairment charges were recorded during the three months ended March 31, 2026 and 2025. There were no transfers of assets or liabilities between levels during the three months ended March 31, 2026 and 2025. Changes to fair value are recognized as income or expense in the condensed consolidated statements of operations and comprehensive loss.

Note 15. Related Party Transactions

Sublease income

In September 2024, the Company entered into a sublease agreement with a third party, Nitra. In July 2025, the Company amended the initial sublease to include additional space. Our Co-Founder and Executive Chairman is also a board member at Nitra. During the three months ended March 31, 2026 and 2025, we received income from Nitra of approximately $35 and $27, respectively.

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

Note 17. Subsequent Events

The Company has evaluated subsequent events through May 11, 2026, the date that the financial statements were available to be issued.

On April 13, 2026, the Company’s Class A common stock was delisted from the New York Stock Exchange (the “NYSE”). The NYSE delisting caused events of default under the YA Convertible Notes and the 2025 GPO Convertible Note (together, the “Subordinated Notes”). On April 21, 2026, the Company entered into forbearance agreements with each of GPO FN Noteholder, LLC (“GPO”) and YA II PN, Ltd (together with GPO, the “Subordinated Creditors”), pursuant to which the Subordinated Creditors have agreed to waive defaults under the terms of subordinated convertible debt instruments issued to the Subordinated Creditors arising from the NYSE delisting, and to forbear from exercising any rights relating to such defaults, until May 21, 2026. If no action is taken, and the forbearance agreements with the Subordinated Creditors are not extended, on May 22, 2026 the Company will also be in default of its 2025 Senior Term Loan due to the cross-default provision within the 2025 Senior Term Loan, at which point the 2025 Senior Term Loan lenders may exercise rights, which could include the immediate repayment of the amount outstanding under the 2025 Senior Term Loan.

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

Significant Events

On April 13, 2026, the Company’s Class A common stock was delisted from the New York Stock Exchange (the “NYSE”). The NYSE delisting caused events of default under the YA Convertible Notes and the 2025 GPO Convertible Note (together, the “Subordinated Notes”). On April 21, 2026, the Company entered into forbearance agreements with each of GPO FN Noteholder, LLC (“GPO”) and YA II PN, Ltd (together with GPO, the “Subordinated Creditors”), pursuant to which the Subordinated Creditors have agreed to waive defaults under the terms of subordinated convertible debt instruments issued to the Subordinated Creditors arising from the NYSE delisting, and to forbear from exercising any rights relating to such defaults, until May 21, 2026. If no action is taken, and the forebearance agreements with the Subordinated Creditors are not extended, on May 22, 2026 the Company will also be in default of its 2025 Senior Term Loan due to the cross-default provision within the 2025 Senior Term Loan, at which point the 2025 Senior Term Loan lenders may exercise rights, which could include the immediate repayment of the amount outstanding under the 2025 Senior Term Loan.

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

These businesses contributed the following:

•
Subscription revenue of approximately $3.7 million for the three months ended March 31, 2025
•
Non-subscription revenue of approximately $0.7 million for the three months ended March 31, 2025

Product rationalization

From time to time, management reviews the Company’s existing products and services based on their financial profile and other strategic factors. In connection with such reviews, management decided to cease actively selling and therefore sunset certain non-core products representing, in aggregate, subscription revenue of approximately $0.1 million during the three months ended March 31, 2026 and 2025.

At December 31, 2025, the Company had approximately 407 employees and at March 31, 2026 we had approximately 370 employees. The net reduction in headcount is the result of our previously announced plan to streamline operations and drive cash generation in the core business through a combination of rapid AI deployment, insourcing third party spend, headcount reductions and other cost savings initiatives. As a result, the Company will experience a reduction in overall cash costs across all operating expenses. Management will continue evaluating for additional rationalization opportunities to further reduce the complexity of the business and reduce ongoing operating expenses.

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

We plan to invest a portion of our available capital resources in building innovative products, attracting new customers and expanding our leadership role in the legal and regulatory information market to drive growth organically. We evaluate investment and commercial partnership opportunities in complementary businesses to supplement our existing offerings, enabling us to enter new markets and potentially create new sources of revenue. We may also continue to divest non-core business lines or products consistent with our strategic policy focus and streamlining initiatives.

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

Our ARR at March 31, 2026 and December 31, 2025, was $75.7 million and $84.1 million, respectively.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. We calculate NRR at our parent account level. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the level of our revenue base, the level of penetration within our customer base, expansion of products and features, the timing of renewals, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. NRR was 89% and 93% (excluding the impact of Oxford Analytica and Dragonfly) for the three months ended March 31, 2026 and 2025, respectively.

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

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues accounted for approximately 95% and 92% of our total revenues for the three months ended March 31, 2026 and 2025, respectively.

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

Non-subscription revenues

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

Cost of revenues

Cost of revenues primarily consists of expenses related to hosting our service, the costs of data center capacity, amortization of developed technology and capitalized software development costs, certain fees paid to various third parties for the use of their technology, services, or data, costs of compensation, including bonuses, stock compensation, benefits and other expenses for employees associated with providing professional services and other direct costs of production. Also included in cost of revenues, including amortization are our costs related to the preparation of contracted advisory deliverables.

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

Change in fair value of financial instruments

The fair value of financial instruments are accounted for in accordance with ASC 815 and ASC 480. The warrant and derivative liabilities are marked to market each reporting period in accordance with ASC 820 with all gains and losses being recorded within the condensed consolidated statement of operations and comprehensive income (loss).

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

Comparison of the Consolidated Results for the Three Months Ended March 31, 2026 and March 31, 2025

The following table presents our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
Revenues:
Subscription	$19,053	$25,232	$(6,179)	(24.5)%
Non-subscription	972	2,279	(1,307)	(57.3)%
Total revenues	20,025	27,511	(7,486)	(27.2)%

Operating expenses:
Cost of revenues, including amortization	4,153	6,984	(2,831)	(40.5)%
Research and development	2,042	3,103	(1,061)	(34.2)%
Sales and marketing	5,719	7,759	(2,040)	(26.3)%
Editorial	3,620	4,798	(1,178)	(24.6)%
General and administrative	9,504	16,298	(6,794)	(41.7)%
Amortization of intangible assets	1,893	2,331	(438)	(18.8)%
Impairment of goodwill	35,600	-	35,600	NM
Total operating expenses	62,531	41,273	21,258	51.5%
Operating loss	(42,506)	(13,762)	(28,744)	NM

Gain on sale of business	-	(15,743)	15,743	NM
Interest expense, net	3,356	5,127	(1,771)	(34.5)%
Loss on debt extinguishment, net	-	1,784	(1,784)	NM
Change in fair value of financial instruments	(1,862)	(671)	(1,191)	NM
Other (income) expense, net	(186)	30	(216)	NM
Net loss before income taxes	(43,814)	(4,289)	(39,525)	NM
Benefit from income taxes	(201)	(39)	(162)	NM
Net loss	$(43,613)	$(4,250)	$(39,363)	NM

NM - Not meaningful

Revenue:

Subscription revenue

Subscription revenue of $19.1 million for the three months ended March 31, 2026 decreased $6.2 million, or 24%, from $25.2 million for the three months ended March 31, 2025.

The comparability of our revenues between periods was primarily impacted by sales of the businesses of Dragonfly, Oxford Analytica on March 31, 2025 and TimeBase on July 1, 2025 described under “Factors Impacting the Comparability of Our Results of Operations” above. The decrease in organic subscription revenue is primarily the result of customer retention challenges combined with the impact of Federal government cuts. The table below presents the primary items that impacted the comparability of our subscription revenues between periods.

	Change for the Three Months Ended
	March 31, 2026 vs March 31, 2025
(In thousands)	$	%
Revenue change driver:
Decrease from sale of businesses	(3,749)	(100)%
Decrease from discontinued products	(22)	(29)%
Decrease from organic business	(2,408)	(11)%
Revenues, net (total change)	$(6,179)	(24)%

Non-subscription revenue

Non-subscription revenue was $1.0 million for the three months ended March 31, 2026, as compared to $2.3 million for the three months ended March 31, 2025. The decrease of $1.3 million, or 57%, was due to timing of advisory income and a decrease in book revenue partially offset by revenue for advocacy campaigns.

Revenues by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
North America	$18,775	$21,910	$(3,135)	(14.3)%
Rest of the world	1,250	5,601	(4,351)	(77.7)%
Total revenues	$20,025	$27,511	$(7,486)	(27.2)%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North America revenues decreased primarily for the reasons stated above. The Rest of the world revenues decreased primarily for the decreases due to sale of businesses.

Cost of revenues, including amortization

Cost of revenues, including amortization was $4.2 million for the three months ended March 31, 2026, as compared to $7.0 million for the three months ended March 31, 2025. The decrease of $2.8 million, or 41%, was primarily attributable to a $1.8 million reduction in capitalized software amortization as previously capitalized software development costs were fully amortized in the first quarter of 2025, with the remaining decrease resulting from the impact of the business dispositions.

Research and development

Research and development expense was $2.0 million for the three months ended March 31, 2026 as compared to $3.1 million for the three months ended March 31, 2025. The decrease of $1.1 million, or 34%, was primarily attributable to a decrease of $0.2 million due to the impact from the business dispositions and a result of workforce planning actions.

Sales and marketing

Sales and marketing expense was $5.7 million for the three months ended March 31, 2026 as compared to $7.7 million for the three months ended March 31, 2025. The decrease of $2.0 million, or 26%, was primarily attributable to a decrease attributable to the impact from the business dispositions and a result of workforce planning actions.

Editorial expense

Editorial expense was $3.6 million for the three months ended March 31, 2026 as compared to $4.8 million for the three months ended March 31, 2025. The decrease of $1.2 million, or 25%, was primarily attributable to the impact from business dispositions.

General and administrative

General and administrative expense was $9.5 million for the three months ended March 31, 2026 as compared to $16.3 million for the three months ended March 31, 2025. The decrease of $6.8 million, or 42%, was primarily attributable to a decrease in payroll expenses primarily due to cost reduction measures combined with decreased transaction costs attributable to the sale of businesses and the impact from business dispositions.

Amortization of intangibles

Amortization of intangibles was $1.9 million for the three months ended March 31, 2026 as compared to $2.3 million for the three months ended March 31, 2025. The decrease of $0.4 million, or 19% was primarily attributable to the impact of business dispositions.

Interest expense, net

Interest expense was $3.4 million for the three months ended March 31, 2026 as compared to $5.1 million for the three months ended March 31, 2025. The decrease in interest expense of $1.8 million was primarily due to the overall reduction of our indebtedness, as a result of our debt repayments from the proceeds from our sale of Oxford Analytica, Dragonfly and TimeBase, as well as our debt refinance on August 12, 2025.

Change in fair value of financial instruments

Change in fair value of financial instruments was a $1.9 million gain for the three months ended March 31, 2026 as compared to a $0.7 million gain for the three months ended March 31, 2025. The change is the result of the change in the fair value of the warrant liabilities offset by changes in the Dragonfly Seller Convertible Notes, Convertible Debentures, Prior GPO Convertible Note, the 2025 GPO Convertible Note, the Third Era Convertible Note, and the changes in warrant liabilities.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Total revenues	$20,025	$27,511
Costs of revenues, including amortization of capitalized software development costs and acquired developed technology	(4,153)	(6,984)
Gross Profit	$15,872	$20,527
Gross Profit Margin	79%	75%
Gross Profit	15,872	20,527
Amortization of intangible assets	1,588	3,532
Adjusted Gross Profit	$17,460	$24,059
Adjusted Gross Profit Margin	87%	87%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net loss	$(43,613)	$(4,250)
Benefit from income taxes	(201)	(39)
Depreciation and amortization	3,719	6,118
Interest expense, net	3,356	5,127
EBITDA	(36,739)	6,956
Gain on sale of businesses (a)	-	(15,743)
Stock-based compensation	3,041	3,375
Change in fair value of financial instruments (b)	(1,862)	(671)
Other non-cash charges (c)	35,423	2,139
Disposal related costs (d)	218	4,974
Employee severance costs (e)	594	1,344
Non-capitalizable debt costs	298	407
Costs incurred related to the Special Committee	48	-
Adjusted EBITDA	$1,021	$2,781
Adjusted EBITDA Margin	5.1%	10.1%
(a)
Reflects the gain on disposal of Dragonfly and Oxford Analytica on March 31, 2025.
(b)
Reflects the non-cash impact from the mark to market adjustments on our financial instruments.
(c)
Reflects the non-cash impact of the following: (i) gain of $177 in the first quarter of 2026 related to foreign currency exchange, (ii) impairment of goodwill of $35,600 in the first quarter of 2026, (iii) charge of $40 in the first quarter of 2025 related to the unrealized loss on investments; (iv) charge of $315 in the first quarter of 2025 for fees satisfied with Common Stock of the Company; and (v) charge of $1,784 from the loss on debt extinguishment.
(d)
Reflects the costs incurred related to the sale of Oxford Analytica and Dragonfly, in the first quarter of 2025, principally consisting of transaction advisory, accounting, tax, and legal fees.
(e)
Severance costs associated with workforce changes related to business realignment actions.

Liquidity and Capital Resources

Historically the Company has partially funded its operations through raising equity and debt. At March 31, 2026, the Company’s cash, cash equivalents, restricted cash, and short-term investments were $26.5 million compared to $26.9 million at December 31, 2025.

The Company had a negative working capital balance of $139.0 million (excluding cash and short-term investments) at March 31, 2026 and had an accumulated deficit of $915.8 million and $872.1 million as of March 31, 2026 and December 31, 2025, respectively, and incurred net losses (excluding the gain on sale of businesses) of $43.6 million for the three months ended March 31, 2026 and $20.0 million for the three months ended March 31, 2025, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets and investing in infrastructure and product development.

As described in Note 7, Debt to the condensed consolidated financial statements included elsewhere in this Form 10-Q, on August 12, 2025 we refinanced a substantial amount of our legacy indebtedness. On March 23, 2026, we amended the financial covenants of our 2025 Senior Term Loan (the "2025 Senior Term Loan Amendment").

On April 13, 2026, the Company’s Class A common stock was delisted from the New York Stock Exchange (the “NYSE”). The NYSE delisting caused events of default under the YA Convertible Notes and the 2025 GPO Convertible Note (together, the “Subordinated Notes”). On April 21, 2026, the Company entered into forbearance agreements with each of GPO FN Noteholder, LLC (“GPO”) and YA II PN, Ltd (together with GPO, the “Subordinated Creditors”), pursuant to which the Subordinated Creditors have agreed to waive defaults under the terms of subordinated convertible debt instruments issued to the Subordinated Creditors arising from the NYSE delisting, and to forbear from exercising any rights relating to such defaults, until May 21, 2026. If no action is taken, and the forbearance agreements with the

Subordinated Creditors are not extended, on May 22, 2026 the Company will also be in default of its 2025 Senior Term Loan due to the cross-default provision within the 2025 Senior Term Loan, at which point the 2025 Senior Term Loan lenders may exercise rights, which could include the immediate repayment of the amount outstanding under the 2025 Senior Term Loan.

Our ability to maintain our minimum cash requirement, fund our future cash interest requirements under our 2025 Senior Term Loan and fund our operating expenses and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control. The Company has implemented various cost saving measures throughout 2025 and 2026 that we believe provide us the flexibility to fund future operations and provide a path toward generating positive cash flows from operations. In addition, we will consider opportunities for divestitures of non-core businesses which could help fund our future cash requirements.

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, and convertible debt. Our principal debt outstanding, including paid-in-kind interest as applicable, at March 31, 2026 and December 31, 2025 consisted of the following (excluding any fair value adjustments and debt discounts, as applicable):

(In thousands)	March 31, 2026	December 31, 2025
2025 Senior Term Loan	$72,188	$74,063
2025 GPO Convertible Note	20,434	20,434
Convertible Debentures	25,030	27,400
Dragonfly Seller Convertible Notes	14,328	14,289
Total Indebtedness	$131,980	$136,186

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

The Company has elected to pay cash interest based on SOFR, which was 13.14% at March 31, 2026. For the three months ended March 31, 2026, the Company recognized $2.2 million of cash interest on the 2025 Senior Term Loan. Going forward, the Company expects to incur approximately $2.2 million of quarterly cash interest based on current SOFR rates and expected outstanding principal balances.

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

On March 23, 2026, the Company entered into an amendment to its 2025 Senior Term Loan whereby the lenders, (a) waived the Company's default of its minimum ARR requirement, (b) amended the Company's financial covenants through March 31, 2027, and (c) increased the Company's interest rate to the reference rate plus 8.50% or SOFR plus 9.50%.

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

At any time prior to the maturity dates, and subject to certain ownership and conversion limitations, YA is entitled to convert any portion of the principal amount of the Debentures and accrued interest thereon into shares of the Company’s Class A Common Stock (the “Debenture Conversion Shares”) at a conversion price equal to 94% of the lowest daily volume weighted average trading price (“VWAP”) during the five trading days prior to the conversion date, subject to a floor price of $0.8884 (the “Floor Price”). Because the delisting from NYSE and subsequent trading of our Class A common stock caused our daily VWAP to be less than the Floor Price, the Company was required to make certain amortizing payments to the YA (if and to the extent permitted under the subordination agreements) or reduce the Floor Price to no more than 75% of the closing price on the relevant date pursuant to the Convertible Debentures. However, pursuant to the forbearance agreement, YA has agreed not to cause an event of default based on this obligation until May 22, 2026.

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

Pursuant to the redemption and exchange with the GPO Investor, on August 12, 2025, the Company redeemed $30.0 million of the Prior GPO Convertible Note in exchange for a cash payment of $27.0 million to the GPO Investor (the "GPO Redemption"). The Company also issued the 2025 GPO Convertible Note in exchange for, and the cancellation of, the remaining obligations under the existing Prior GPO Convertible Note.

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

Dragonfly Seller Convertible Note

On January 27, 2023, we acquired Dragonfly and financed part of the purchase with the issuance of convertible notes (the "Dragonfly Seller Convertible Notes"). The Dragonfly Seller Convertible Notes are subordinate to our 2025 Senior Term Loan, accrue interest at 8% per annum, payable in kind or in cash (solely at the Company's election), and mature in January 2028.

Capital expenditures

Capital expenditures primarily consist of purchases of capitalized software costs and property and equipment. Our capital expenditures program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment to grow our business. We typically fund our capital expenditures through cash on hand. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. Our total capital expenditures were $1.7 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$3,020	$3,286
Investing activities	$(1,652)	$38,287
Financing activities	$(1,830)	$(28,808)
Effect of exchange rates on cash	$(21)	$153
Net change in cash and cash equivalents	$(483)	$12,918

Operating activities

Cash provided by operating activities consists of net loss adjusted for certain non-cash items including depreciation and amortization, gain on sale of businesses, stock-based compensation, impairment of goodwill, changes in fair value of warrant liabilities, non-cash interest expense, and loss on debt extinguishment, as well as the effect of changes in working capital and other activities.

Cash provided by operating activities in the three months ended March 31, 2026 was $3.0 million, a decrease of $0.3 million compared to the three months ended March 31, 2025. The primary factors affecting our net operating cash flows during this period were our net loss of $43.6 million, which includes non-cash income and expense items totaling $42.1 million, including impairment of goodwill of $35.6 million, non-cash and paid-in-kind interest expense of $0.6 million, stock-based compensation expense of $3.0 million, a gain due to the change in fair value of financial instruments of $1.9 million, non-cash lease expense of $0.5 million, amortization and depreciation of $4.4 million, other non-cash items of $0.1 million, and the effect of changes in operating assets and liabilities that resulted in cash inflows of $4.5 million.

Cash provided by operating activities in the three months ended March 31, 2025 was $3.3 million, an increase of $0.5 million compared to the three months ended March 31, 2024. The primary factors affecting our net operating cash flows during this period were our net loss of $4.3 million, which includes non-cash income and expense items totaling $0.5 million, including a gain on disposal of business of $15.7 million, non-cash and paid-in kind interest expense of $3.0 million, stock-based compensation expense of $3.4 million, loss on debt extinguishment of $1.8 million, a gain due to the change in fair value of financial instruments of $0.7 million, non-cash lease expense of $0.5 million, amortization and depreciation of $7.0 million, other non-cash items of $0.2 million, and the effect of changes in operating assets and liabilities that resulted in cash inflows of $8.1 million.

Investing activities

Net cash used by investing activities in the three months ended March 31, 2026 was $1.7 million compared to net cash provided by investing activities of $38.3 million in the three months ended March 31, 2025. Net cash used in investing activities in the three months ended March 31, 2026 consisted of cash paid of $1.7 million for capital expenditures primarily related to software development costs. Net cash provided by investing activities in the three months ended March 31, 2025 primarily consisted of cash proceeds from the sale of a business of $40.3 million partially offset by cash paid of $2.0 million of capital expenditures primarily related to software development costs.

Financing activities

Net cash used in financing activities in the three months ended March 31, 2026 was $1.8 million, compared to $28.8 million for the three months ended March 31, 2025. Net cash used in financing activities during the three months ended March 31, 2026 primarily consisted of payments of long-term debt and deferred financing costs primarily related to 2025 Senior Term Loan payments of $1.9 million partially offset by the proceeds from the issuance of shares from the ESPP purchases of $0.1 million. Net cash used in financing activities during the three months ended March 31, 2025 primarily consisted of payments of long-term debt and deferred financing costs primarily related to Amendment 5 to the Credit Agreement of $27.2 million and payments of deferred financing costs of $1.8 million offset by the proceeds from the issuance of stock options and ESPP purchases of $0.1 million.

Commitments and Contingencies

Our principal commitments consist of obligations under leases for office space. For more information regarding our lease obligations, see Note 4, Leases to the condensed consolidated financial statements included elsewhere herein. For more information regarding our debt service obligations, see Note 7, Debt to the condensed consolidated financial statements included elsewhere herein. See also Note 16, Commitments and Contingencies to the condensed consolidated financial statements included elsewhere herein.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2026, as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 24, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of inflation risk and fluctuations in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Risk

We use the U.S. Dollar ("USD") as our reporting currency. Our local subsidiaries transact generally in their local currency, considered the functional currency for that subsidiary. Our foreign currency exchange rate risk is related to translation of our assets and liabilities from the subsidiaries' functional currencies to USD. These adjustments are recorded in accumulated other comprehensive income (loss) on our condensed consolidated balance sheets. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British Pound Sterling. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States as well as the European Union, United Kingdom, and India. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts, growth of our international entities and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our cash denominated in foreign currency. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenues for the three months ended March 31, 2026, were impacted by approximately 1.0% compared to the three months ended March 31, 2025.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate 2025 Senior Term Loan. Our exposure to changes in interest rates in the future is currently associated with the secured overnight financing rate as determined by the Federal Reserve Bank of New York ("SOFR").

As of March 31, 2026, we had outstanding borrowings on our Senior Term Loan of $72.2 million, which bears interest at a variable rates, set at the Company's option, based on a referenced rate plus 8.50%, or SOFR plus 9.5%. At March 31, 2026, the interest rate on our 2025 Senior Term Loan was 13.14% determined based on SOFR plus 9.5%. Assuming no change in the outstanding borrowings on our 2025 Senior Term Loan, we estimate that a one percentage point increase in SOFR would increase our annual cash interest expense by approximately $0.7 million.

Inflation Risk

Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our business.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, due to the material weakness identified in the prior year, our disclosure controls and procedures were not effective as of March 31, 2026. Notwithstanding the material weakness, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than the material weakness disclosure in our Annual Report on Form 10-K filed with the SEC on March 24, 2026, and material weakness remediation activities that were started during the quarter, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than as reported on each of our Current Reports on Form 8-K, we did not have any unregistered sales of equity securities during the three months ended March 31, 2026.

Use of Proceeds

Not applicable.

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended March 31, 2026.

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

Annex A-2 to the Proxy Statement/Prospectus filed on July 5, 2022 (File No.333-261483).
3.1	Certificate of Incorporation of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
3.2	Bylaws of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.2 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
4.1	Warrant Agreement, dated as of October 28, 2020, by and among Duddell Street Acquisition Corp and Continental Stock Transfer & Trust Company, as warrant agent.	Exhibit 4.1 of DSAC’s Current Report on Form 8-K filed with the SEC on November 2, 2020 (File No. 333-249207).
4.2	Form of Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on March 20, 2023 (File No. 001-39672).
10.1*	Amendment No. 1 to Financing Agreement, dated as of March 23, 2026.	Exhibit 10.17 to the Annual Report on Form 10-K filed on March 24, 2026 (File No. 001-39672).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32	Section 1350 Certifications.	Furnished with this report.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Submitted electronically with this report.

* Portions of this exhibit (indicated by asterisks) have been omitted because the registrant has determined that they are not material and is the type of information that the registration treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FISCALNOTE HOLDINGS, INC.

Date: May 11, 2026	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Date: May 11, 2026	By:	/s/ Josh Resnik
Name: Josh Resnik
Title: Chief Executive Officer