Form 10-Q
period 2026-06-30
FiscalNote Holdings, Inc.
filed 2026-08-10
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 29,776,858 shares of Class A common stock, $0.0001 par value per share, outstanding, and 690,909 shares of Class B common Stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares, and par value)

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$17,953	$24,319
Restricted cash	635	633
Short-term investments	2,001	1,995
Accounts receivable, net	7,267	11,953
Costs capitalized to obtain revenue contracts, net	1,978	2,304
Prepaid expenses	1,900	2,456
Other current assets	2,155	1,890
Total current assets	33,889	45,550

Property and equipment, net	3,783	4,177
Capitalized software costs, net	12,872	12,585
Noncurrent costs capitalized to obtain revenue contracts, net	1,956	2,479
Operating lease assets	12,641	13,646
Goodwill	68,251	122,984
Customer relationships, net	28,282	30,671
Database, net	13,042	14,077
Other intangible assets, net	7,530	8,208
Other non-current assets	-	761
Total assets	$182,246	$255,138

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$106,815	$2,813
Accounts payable and accrued expenses	6,832	7,257
Deferred revenue, current portion	30,616	29,778
Customer deposits	539	1,067
Operating lease liabilities, current portion	3,369	3,320
Other current liabilities	130	191
Total current liabilities	148,301	44,426

Long-term debt, net of current maturities	12,432	125,635
Deferred tax liabilities	139	476
Deferred revenue, net of current portion	210	266
Operating lease liabilities, net of current portion	17,579	19,312
Public and private warrant liabilities	599	477
Other non-current liabilities	2,712	2,595
Total liabilities	181,972	193,187
Commitment and contingencies (Note 16)

Stockholders' equity:
Class A Common stock ($0.0001 par value, 1,700,000,000 authorized, 27,451,503 and 15,557,379 issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	3	2
Class B Common stock ($0.0001 par value, 9,000,000 authorized, 690,909 issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	-	-
Additional paid-in capital	942,787	933,905
Accumulated other comprehensive income	1,077	190
Accumulated deficit	(943,593)	(872,146)
Total stockholders' equity	274	61,951
Total liabilities and stockholders' equity	$182,246	$255,138

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Subscription	$18,800	$21,380	$37,853	$46,612
Non-subscription	781	1,884	1,753	4,163
Total revenues	19,581	23,264	39,606	50,775
Operating expenses: (1)
Cost of revenues, including amortization	3,976	4,948	8,129	11,932
Research and development	1,580	2,267	3,622	5,370
Sales and marketing	4,504	6,692	10,223	14,451
Editorial	3,391	3,472	7,011	8,270
General and administrative	9,231	11,378	18,735	27,676
Amortization of intangible assets	1,889	1,934	3,782	4,265
Impairment of goodwill	19,100	-	54,700	-
Total operating expenses	43,671	30,691	106,202	71,964
Operating loss	(24,090)	(7,427)	(66,596)	(21,189)

Loss (gain) on sale of business (Note 3)	-	319	-	(15,424)
Interest expense, net	3,904	4,338	7,260	9,465
Change in fair value of financial instruments	(93)	1,577	(1,955)	906
Loss on debt extinguishment, net	-	-	-	1,784
Other (income) expense, net	21	405	(165)	435
Net loss before income taxes	(27,922)	(14,066)	(71,736)	(18,355)
Benefit from income taxes	(88)	(795)	(289)	(834)
Net loss	(27,834)	(13,271)	(71,447)	(17,521)
Other comprehensive income	966	50	887	351
Total comprehensive loss	$(26,868)	$(13,221)	$(70,560)	$(17,170)

Net loss used to compute basic and diluted loss per share	$(27,834)	$(13,271)	$(71,447)	$(17,521)

Loss per share attributable to common shareholders (Note 12):
Basic and Diluted	$(1.06)	$(1.00)	$(3.22)	$(1.35)
Weighted average shares used in computing loss per share attributable to common shareholders:
Basic and Diluted	26,145,210	13,333,374	22,217,096	12,972,412

(1) Amounts include stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues, including amortization	$28	$45	$67	$60
Research and development	(113)	258	63	584
Sales and marketing	202	366	398	451
Editorial	81	150	213	216
General and administrative	630	3,145	3,128	6,028

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Temporary Equity		Equity (Deficit)
	Temporary Equity		Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	-	-	12,590,442	1	899,943	4,786	(806,899)	97,831
Issuance of Class A common stock upon vesting of restricted share units	-	-	74,041	-	-	-	-	-
Issuance of Class A common stock upon exercise of employee stock purchase plan and exercise of stock options	-	-	13,703	-	148	-	-	148
Prior GPO interest conversion	-	-	62,143	-	73	-	-	73
Dragonfly note conversion	-	-	5,613	-	946	-	-	946
Era Note (Note 7)	216,338	2,719	(100,334)	-	-	-	-	-
Brokerage Shares issued	-	-	25,000	-	315	-	-	315
Stock-based compensation expense	-	-	-	-	3,375	-	-	3,375
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(42)	-	-	(42)
Net loss	-	-	-	-	-	-	(4,250)	(4,250)
Foreign currency translation gain	-	-	-	-	-	301	-	301
Balance at March 31, 2025	216,338	$2,719	12,670,608	$1	$904,758	$5,087	$(811,149)	$98,697
Issuance of Class A common stock upon vesting of restricted share units			200,701	-	-	-	-	-
Prior GPO convertible note interest conversion			140,975		956			956
Convertible Note conversion			599,429	1	4,781		-	4,782
Stock-based compensation expense				-	3,965	-	-	3,965
Withholding taxes on net share settlement of stock-based compensation and option exercises			-	-	(84)	-	-	(84)
Net loss			-	-		-	(13,271)	(13,271)
Foreign currency translation gain			-	-		50	-	50
Balance at June 30, 2025	216,338	$2,719	13,611,713	$2	$914,376	$5,137	$(824,420)	$95,095

Balance at December 31, 2025	-	-	16,248,288	2	933,905	190	(872,146)	61,951
Issuance of Class A common stock upon vesting of restricted stock units	-	-	159,545	-	26	-	-	26
Issuance of Class A common stock upon employee stock purchase plan	-	-	36,285	-	45	-	-	45
Convertible Note conversion	-	-	2,736,978	-	3,083	-	-	3,083
GPO convertible note interest conversion	-	-	221,050	-	392	-	-	392
Stock-based compensation expense	-	-	-	-	3,041	-	-	3,041
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(51)	-	-	(51)
Net loss	-	-	-	-	-	-	(43,613)	(43,613)
Foreign currency translation loss	-	-	-	-	-	(79)	-	(79)
Balance at March 31, 2026	-	$-	19,402,146	$2	$940,441	$111	$(915,759)	$24,795
Issuance of Class A common stock upon vesting of restricted stock units	-	-	229,502	-	-	-	-	-
Convertible Note conversion	-	-	4,196,829	-	831	-	-	831
GPO convertible note conversion	-	-	4,313,935	1	691	-	-	692
Stock-based compensation expense	-	-	-	-	828	-	-	828
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(4)	-	-	(4)
Change in fair value in debt instruments			-	-	-	997	-	997
Net loss	-	-	-	-	-	-	(27,834)	(27,834)
Foreign currency translation gain	-	-	-	-	-	(31)	-	(31)
Balance at June 30, 2026	-	$-	28,142,412	$3	$942,787	$1,077	$(943,593)	$274

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net loss	$(71,447)	$(17,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	471	502
Amortization of intangible assets and capitalized software development costs	7,032	9,576
Amortization of deferred costs to obtain revenue contracts	1,317	1,688
Impairment of goodwill	54,700	-
Gain on sale of business (Note 3)	-	(15,424)
Non-cash operating lease expense	1,001	1,015
Stock-based compensation	3,869	7,339
Bad debt expense	40	190
Unrealized (gain) loss on securities	2	71
Change in fair value of financial instruments	(1,955)	906
Deferred income tax benefit	(337)	(61)
Paid-in-kind interest, net	563	3,739
Non-cash interest expense	693	2,011
Loss on debt extinguishment, net	-	1,784
Other non-cash	14	-
Changes in operating assets and liabilities:
Accounts receivable, net	4,659	1,622
Prepaid expenses and other current assets	1,017	(1,111)
Costs capitalized to obtain revenue contracts, net	(464)	(1,177)
Other non-current assets	8	42
Accounts payable and accrued expenses	1,133	(6)
Deferred revenue	730	5,298
Customer deposits	(529)	(572)
Other current liabilities	61	(1,072)
Lease liabilities	(1,683)	(1,541)
Other non-current liabilities	-	(193)
Net cash provided by (or used in) operating activities	895	(2,895)

Investing Activities:
Capital expenditures	(3,323)	(3,474)
Cash proceeds from the sale of business, net (Note 3)	-	40,269
Net cash (used in) provided by investing activities	(3,323)	36,795

Financing Activities:
Principal payments of long-term debt	(3,750)	(27,172)
Payment of deferred financing costs	-	(1,793)
Proceeds from exercise of stock options and employee stock purchase plan purchases	45	148
Net cash used in financing activities	(3,705)	(28,817)

Effects of exchange rates on cash	(231)	116

Net change in cash, cash equivalents, and restricted cash	(6,364)	5,199
Cash, cash equivalents, and restricted cash, beginning of period	24,952	29,454
Cash, cash equivalents, and restricted cash, end of period	$18,588	$34,653

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock for conversion of debt and interest	$6,604	$1,902
Amounts held in holdback/escrow related to the sale of businesses	$738	$400
Property and equipment purchases and capitalized software included in accounts payable	$58	$67

Supplemental Cash Flow Activities:
Cash paid for interest	$4,596	$4,911
Cash paid for taxes	$316	$834

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

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet and its results of operations, including its comprehensive loss, temporary equity, stockholders' equity (deficit), and cash flows. All adjustments are of a normal recurring nature. The results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarters or for the fiscal year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Further, proportionate adjustments were made to the number of shares of Common Stock underlying the Company’s outstanding equity awards and the number of shares issuable under the Company’s equity incentive plans and existing agreements, as well as the exercise price and/or any stock price goals, as applicable. The Reverse Stock Split did not affect the number of authorized shares of Common Stock or the par value of the Common Stock. The Company’s publicly traded warrants are now traded on the OTCID Basic Market. However, pursuant to the terms of the applicable warrant agreement, the number of shares of Class A Common Stock issuable on exercise of each warrant was proportionately decreased. Specifically, following effectiveness of the Reverse Stock Split, every warrant to purchase 1.571428 shares of Class A Common Stock (the exchange ratio in place immediately prior to the Reverse Stock Split) now represents the right to purchase 0.130952 shares of Class A Common Stock. Accordingly, the effective per share exercise price is $87.82.

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

The Company’s cash, cash equivalents, restricted cash, and short-term investments were $20,589 at June 30, 2026, compared with $26,947 at December 31, 2025. Further, the Company had a negative working capital balance of $135,001 (excluding cash and short-term investments) at June 30, 2026 and had an accumulated deficit of $943,593 and $872,146 as of June 30, 2026 and December 31, 2025, respectively, and incurred net losses of $71,447 and of $32,945 (excluding the effect of the gain on sale of businesses) for the six months ended June 30, 2026 and 2025, respectively. Historically, the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company partially funded its operations through raising equity and debt and selling assets (see Note 3, Dispositions).

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

On April 13, 2026, the Company’s Class A common stock and warrants to purchase 0.131 shares of Class A Common Stock, with an exercise price of $11.50 per share of Class A Common Stock were delisted from the New York Stock Exchange (the “NYSE”). The NYSE delisting caused events of default under the YA Convertible Notes and the 2025 GPO Convertible Note (together, the “Subordinated Notes”). On April 21, 2026, the Company entered into forbearance agreements with each of GPO FN Noteholder, LLC (“GPO”) and YA II PN, Ltd (together with GPO, the “Subordinated Creditors”), which were extended on each of May 18, 2026, June 24, 2026 and July 22, 2026, pursuant to which the Subordinated Creditors have agreed to waive defaults under the terms of subordinated convertible debt instruments issued to the Subordinated Creditors arising from the NYSE delisting, and to forbear from exercising any rights relating to such defaults, until August 21, 2026. If no action is taken, and the forbearance agreements with the Subordinated Creditors are not extended, on August 22, 2026 the Company will also be in default of its 2025 Senior Term Loan due to the cross-default provision within the 2025 Senior Term Loan.

The Company did not meet its 2025 Senior Term Loan minimum Adjusted EBITDA covenant requirement for the twelve month period ending June 30, 2026, which has not been waived, and as of the date of this filing the 2025 Senior Term Loan lenders have not exercised their default rights, which could include the immediate repayment of the amount outstanding under the 2025 Senior Term Loan.

These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern and meet the Company’s obligations as they become due within one year after the date the financial statements are issued.

In response to the foregoing conditions, management has identified the following plans intended to alleviate the substantial doubt about the Company’s ability to continue as a going concern: (a) renegotiating or amending existing debt obligations, including the Subordinated Notes, to extend maturities, early convert, or otherwise restructure repayment terms; (b) pursuing the sale of assets or business units to generate liquidity and reduce outstanding indebtedness; and (c) conducting one or more equity offerings to raise additional capital to fund operations and satisfy obligations. Management’s plans must also generate sufficient cash to, among other things, fund the Company’s operations, while also maintaining compliance with its liquidity covenant, and fulfill the $20,000 principal prepayment required pursuant to Amendment No. 1 of the 2025 Senior Term Loan which is due no later than March 31, 2027; which at this time the Company has no ability to satisfy. If successful, management believes this plan will position the Company to have adequate cash and cash flows to support its future operations. However, at this time management concluded that its plans do not alleviate substantial doubt, as there can be no assurance that any of these plans will be successfully implemented on acceptable terms, or at all.

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

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company's ongoing operations and as part of the Company's internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the condensed consolidated statements of operations and comprehensive income (loss). Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the condensed consolidated statements of operations and comprehensive income (loss).

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

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. The Company’s cash and cash equivalents at times exceed amounts guaranteed by the Federal Deposit Insurance Corporation. The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At June 30, 2026, approximately 62% of the Company’s cash and cash equivalents were held at JPMorgan Chase Bank, N.A.

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days billings are past due, collection history of each customer, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations and comprehensive income (loss), included in sales and marketing expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of June 30, 2026 and December 31, 2025, allowance for credit losses of $1,393 and $1,454, respectively, was included in the accounts receivable, net balance.

No single customer accounted for more than 10% of the Company's accounts receivable balance as of June 30, 2026 and December 31, 2025. Revenues derived from the U.S. Federal Government were 19% and 18% of revenues for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, assets located in the United States were approximately 98% and 99% of total assets, respectively.

As of June 30, 2026, two vendors individually accounted for more than 10% of the Company's accounts payable balance. As of December 31, 2025, one vendor accounted for more than 10% of the Company's accounts payable balance. During the six months ended June 30, 2026 and 2025, one vendor represented more than 10% of the total purchases made.

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

Note 2. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Subscription	$18,800	$21,380	$37,853	$46,612
Advisory	201	313	530	1,376
Advertising	335	500	589	955
Other revenue	245	1,071	634	1,832
Total	$19,581	$23,264	$39,606	$50,775

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America	$18,348	$21,699	$37,123	$43,609
Rest of the world	1,233	1,565	2,483	7,166
Total	$19,581	$23,264	$39,606	$50,775

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the three months ended June 30, 2026 and 2025, revenue attributed to Belgium (presented within the Rest of the world in the above table) represented approximately 6% and 5% of total revenues, respectively. For the six months ended June 30, 2026 and 2025, revenue attributed to the Belgium (presented within the Rest of the world in the above table) represented approximately 6% and 5% of total revenues, respectively. For the six months ended June 30, 2025, revenue attributed to the United Kingdom represented approximately 8% of total revenues. No other foreign country represented more than 5% of total revenue during the three and six months ended June 30, 2026 and 2025.

Contract Assets

The Company had contract assets of $365, $590, and $1,240 as of June 30, 2026, December 31, 2025, and December 31, 2024, respectively. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the condensed consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2024	$35,475
Sale of Dragonfly and Oxford Analytica	(7,342)
Revenue recognized in the current period from amounts in the prior balance	(25,871)
New deferrals, net of amounts recognized in the current period	30,453
Effects of foreign currency	468
Balance at June 30, 2025	$33,183

Balance at December 31, 2025	$30,044
Revenue recognized in the current period from amounts in the prior balance	(22,037)
New deferrals, net of amounts recognized in the current period	22,887
Effects of foreign currency	(68)
Balance at June 30, 2026	$30,826

Costs to Obtain

During the six months ended June 30, 2026 and 2025, the Company capitalized $472 and $1,124 of costs to obtain revenue contracts. The Company amortized costs capitalized to obtain revenue contracts in the amount of $623 and $804 to sales and marketing expense during the three months ended June 30, 2026 and 2025, respectively, and $1,317 and $1,688 during the six months ended June 30, 2026 and 2025, respectively. There were no impairments of costs capitalized to obtain revenue contracts for the three and six months ended June 30, 2026 and 2025.

Unsatisfied Performance Obligations

At June 30, 2026, the Company had $62,338 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. The Company expects to recognize this over the next five years.

Note 3. Dispositions

2025 Dispositions

Sale of Oxford Analytica and Dragonfly

On February 21, 2025 (the "Signing Date"), the Company entered into an equity purchase agreement (the "Equity Purchase Agreement") with Factiva Ltd. ("Factiva"), a limited company organized under the laws of England and Wales, providing for the sale of all of the outstanding equity interests in each of Dragonfly Eye Limited, a UK private limited company (“Dragonfly”), and The Oxford Analytica International Group, LLC, a Delaware limited liability company (“Oxford” and collectively with Dragonfly, the “Sold Businesses”). At closing of the sale on March 31, 2025, after adjustments based on the Sold Businesses' estimated working capital, indebtedness, and transaction expenses, the Company received $40,000 in cash (excluding $400 of the purchase price that was deposited into escrow to satisfy certain potential post-closing purchase price adjustments and indemnification claims and including $813 of cash acquired by Factiva). As a result of the sale, the Company recorded a pre-tax gain on disposal of $15,424 for the six months ended June 30, 2025. The purchase price is subject to adjustment pursuant to the Equity Purchase Agreement; accordingly, the gain on sale may increase, or decrease, as the case may be, upon finalization of the purchase price.

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

Sale of TimeBase

On May 2, 2025, the Company entered into an agreement to sell the equity of the Company's Australian subsidiary, TimeBase Pty. Ltd. (“TimeBase”). On July 1, 2025, the Company closed the sale of TimeBase. Total consideration was $7,414 comprising a cash payment to the Company of $6,676 and a buyer holdback of $738 (included in Other current assets as the buyer holdback is expected to be repaid in the first quarter of 2027). The proceeds from the sale were used in part to prepay and retire $2,978 of term loans under the Prior Senior Term Loan, and pay $197 of related prepayment and exit fees associated with the retired amount. The remaining $3,501 of net proceeds were retained by the Company to pay for related transaction costs, cash taxes that may result from the sale, and general corporate purposes. As a result of the sale of TimeBase, the Company recorded a gain on disposal of $1,325 during the third quarter of 2025.

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

The following table details the composition of lease expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$961	$1,036	$1,929	$2,111
Variable lease cost	134	58	227	114
Short-term lease cost	5	5	10	45
Total lease costs	$1,100	$1,099	$2,166	$2,270
Sublease income	$(58)	$(27)	$(93)	$(54)

Cash payments related to operating lease liabilities were $1,311 and $1,318 for the three months ended June 30, 2026 and 2025, respectively and $2,594 and $2,682 for the six months ended June 30, 2026 and 2025, respectively.

Note 5. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	June 30, 2026			December 31, 2025			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years) June 30, 2026
Customer relationships	$66,554	$(38,272)	$28,282	$66,570	$(35,899)	$30,671	6.5
Developed technology	21,724	(19,030)	2,694	21,738	(18,738)	3,000	4.6
Databases	29,142	(16,100)	13,042	29,145	(15,068)	14,077	6.4
Tradenames	9,325	(5,409)	3,916	9,325	(5,090)	4,235	6.1
Patents	857	(258)	599	871	(248)	623	17.0
Content library	592	(271)	321	592	(242)	350	5.4
Total	$128,194	$(79,340)	$48,854	$128,241	$(75,285)	$52,956

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $1,889 and $1,934 for the three months ended June 30, 2026 and 2025, respectively, and $3,782 and $4,265 for the six months ended June 30, 2026 and 2025, respectively.

Amortization of developed technology was recorded as part of cost of revenues, including amortization in the amount of $152 and $160 for the three months ended June 30, 2026 and 2025, respectively, and $305 and $366 for the six months ended June 30, 2026 and 2025, respectively.

The expected future amortization expense for intangible assets as of June 30, 2026 is as follows:

2026 (remainder)	$4,093
2027	8,186
2028	7,965
2029	7,696
2030	7,226
Thereafter	13,688
Total	$48,854

Capitalized software development costs

Capitalized software development costs are as follows:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$41,516	$(28,644)	$12,872	$38,284	$(25,699)	$12,585

During the six months ended June 30, 2026 and 2025, the Company capitalized interest on capitalized software development costs in the amount of $196 and $85, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues, including amortization in the amount of $1,509 and $1,619 for the three months ended June 30, 2026 and 2025, respectively, and $2,945 and $4,945 for the six months ended June 30, 2026 and 2025, respectively. The estimated useful life is determined at the time each project is placed in service.

Impairment of long-lived assets

We periodically assess whether any indicators of impairment existed related to our intangible assets. We identified triggering events during the first and second quarters of 2026, as discussed in Note 6, "Goodwill". These triggering events indicated we should test the related long-lived assets for impairment in certain of our asset groups. We tested each applicable asset group by first performing a recoverability test, comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were sufficient to recover the carrying value of certain asset groups. As a result, we concluded that no impairment charge was to be recorded for long-lived assets during the first and second quarters of 2026.

Note 6. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually as of October 1 of each year.

The changes in the carrying amounts of goodwill, which are generally not deductible for tax purposes, are as follows:

Balance at December 31, 2025	$122,984
Impairment	(54,700)
Impact of foreign currency	(33)
Balance at June 30, 2026	$68,251

During the first quarter of 2026, the Company experienced a decline in its market capitalization based upon its publicly quoted share price, the Company failed to satisfy its annualized recurring revenue covenant for the month ended January 31, 2026, reflecting continued pressure on customer retention and organic revenue, and the Company began trading on the OTCID Basic Market. During the second quarter of 2026, the Company experienced a further decline in its market capitalization based upon its publicly quoted share price, the Company failed to satisfy its minimum adjusted EBITDA requirement pursuant to its 2025 Senior Term Loan, and the Company reset its long-range projections. The Company evaluated these factors and in combination, determined that they constituted triggering events requiring interim goodwill impairment assessments under ASC 350. Accordingly, the Company recorded a goodwill impairment of $35,600 in the first quarter of 2026 and a goodwill impairment of $19,100 in the second quarter of 2026 in the condensed consolidated statement of operations. Prior to the quantitative goodwill impairment test performed at June 30, 2026, the Company tested the recoverability of its long-lived assets, and concluded that none of its intangibles were impaired. See Note 5, Intangible Assets.

On January 1, 2025, effective with the appointment of our then new CEO, the Company reassessed its goodwill reporting unit and determined that the Company now operates out of a single reporting unit. Accordingly, the Company performed a quantitative goodwill impairment assessment immediately prior to, and on, January 1, 2025, which resulted in no impairment of goodwill.

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

Note 7. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	June 30, 2026	December 31, 2025
2025 Senior Term Loan	$70,313	$74,063
2025 GPO Convertible Note	17,562	19,235
Convertible Debentures	21,822	26,663
Dragonfly Seller Convertible Notes	12,432	11,982
Total gross debt	122,129	131,943
Debt issuance costs	(2,882)	(3,495)
Total	119,247	128,448
Less: Current maturities	(106,815)	(2,813)
Total long-term debt	$12,432	$125,635

2025 Senior Term Loan/ Prior Senior Term Loan

2025 Senior Term Loan

On August 5, 2025, the Company entered into a financing agreement (the "Financing Agreement"), as amended, by and among the Company, as parent guarantor, the Company's domestic subsidiaries party thereto as borrowers and guarantors, the lenders from time to time party thereto, and MGG Investment Group LP, as collateral agent and as administrative agent, pursuant to which the lenders agreed to advance $75,000 which matures on August 12, 2029 (the "2025 Senior Term Loan"). The 2025 Senior Term Loan ranks senior to all other debt and is secured by a first priority lien on substantially all of the Company's assets. Obligations under the 2025 Senior Term Loan bear interest at variable rates, set at the Company’s option, based on a reference rate plus 8.50%, or the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus 9.50%. Interest is payable in cash monthly in arrears. The 2025 Senior Term Loan is repayable in consecutive quarterly installments on the last business day of each March, June, September and December of each fiscal year commencing September 30, 2025 (as amended). The Company must also pay a quarterly fee, in an amount equal to (i) $138 through March 31, 2026 and (ii) $38 with respect to each quarterly payment due thereafter.

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

On August 12, 2025 the Company closed on its 2025 Senior Term Loan and received net proceeds of $72,937 after original issue discount (“OID”) of $2,063, or 2.75%. The Company incurred $960 of lender fees and $962 of fees paid to third parties. OID and capitalized debt issuance costs totaled $3,985 and is treated as a debt discount and will be amortized over the term of the 2025 Senior Term Loan using the effective interest method. Amortization expense for the three and six months ended June 30, 2026 was $356 and $628, and is included within Interest expense, net in the condensed consolidated statements of operations and comprehensive income (loss). The remaining unamortized debt discount at June 30, 2026 is $2,948, and is reflected net within debt on the condensed consolidated balance sheet.

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

On April 13, 2026 the Company's Class A common stock was delisted from the NYSE, which caused events of default under the YA Convertible Notes and the 2025 GPO Convertible Note. On April 21, 2026, the Company entered into forbearance agreements, which were extended on each of May 18, 2026, June 24, 2026 and July 22, 2026, with the Subordinated Creditors who agreed to waive defaults under the terms of their subordinated convertible debt instruments arising from the NYSE delisting, and to forbear from exercising any rights relating to such defaults, until August 21, 2026. If no action is taken, and the forbearance agreements with the Subordinated Creditors are not extended, on August 22, 2026 the Company will also be in default of its 2025 Senior Term Loan due to the cross-default provision within the 2025 Senior Term Loan. Accordingly, amounts outstanding under the Company's 2025 Senior Term Loan are presented as a current liability at June 30, 2026.

The Company did not meet its 2025 Senior Term Loan minimum Adjusted EBITDA covenant requirement for the twelve months ended June 30, 2026, which has not been waived, and as of the date of this filing the 2025 Senior Term Loan lenders have not exercised their default rights, which could include the immediate repayment of the amount outstanding under the 2025 Senior Term Loan.

The Company has elected to pay cash interest based on SOFR, which was 13.14% at June 30, 2026. For the three and six months ended June 30, 2026, the Company recognized $2,398 and $4,596 of cash interest on the 2025 Senior Term Loan.

Upon maturity, the Company is required to pay in cash the greater of $500 or the fair market value of 60,416 shares of Class A Common Stock of the Company (the “Exit Fee”). The Company will record non-cash interest expense over the life of the 2025 Senior Term Loan to accrete to the minimum Exit Fee due upon maturity. Accordingly, during the three and six months ended June 30, 2026, the Company recognized $45 and $79 of interest expense related to the Exit Fee. At June 30, 2026, $130 of the minimum Exit Fee has been accrued and is included within Other current liabilities on the condensed consolidated balance sheet.

Because the Exit Fee is payable in certain redemption scenarios, the Company determined that pursuant to ASC 815 “Derivatives and Hedging” certain of the embedded redemption features meet the definition of a derivative that must be accounted for at fair value with changes in fair value reflected in the condensed consolidated statement of operations and comprehensive income (loss). The fair value of the embedded redemption feature at inception on August 12, 2025 was $90 and was accounted for as a debt premium and will be amortized over the term of the 2025 Senior Term Loan using the effective interest method. Amortization expense for the three and six months ended June 30, 2026 was $8 and $14, and is included within Interest expense, net in the condensed consolidated statements of operations and comprehensive income (loss). The remaining unamortized debt premium at June 30, 2026 is $67, and is reflected net within debt on the condensed consolidated balance sheet. The fair value of the embedded redemption features at June 30, 2026 was $345 and is included as a contra-liability in Accounts payable and accrued expenses on the condensed consolidated balance sheet. The $65 and $180 change in fair value of the embedded redemption features for the three and six months ended June 30, 2026, respectively, is included within Change in fair value of financial instruments on the condensed consolidated statement of operations and comprehensive income (loss). As of June 30, 2026, the unpaid principal balance of the 2025 Senior Term Loan is $70,313.

As part of Amendment No. 1, the Company is accruing a make-whole amount ("Make-Whole Premium"), which equals all interest the Lenders would have earned from the trigger date until the second anniversary of the effective date. The Company recognized $401 and $436 of interest expense related to the Make-Whole Premium during the three and six months ended June 30, 2026, respectively. At June 30, 2026, $436 of the Make-Whole Premium has been accrued and is included within Accounts payable and accrued expenses on the condensed consolidated balance sheet.

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

On May 2, 2025, the Company also entered into Amendment No. 6 to the Prior Senior Term Loan (“Amendment No. 6”), pursuant to which, among other things, the lenders consented to the sale of TimeBase and agreed that, automatically upon receipt by the lenders of $3,175 from the proceeds of the sale of TimeBase, the lenders released TimeBase as a guarantor under the Prior Senior Term Loan, along with the liens granted on the equity and assets of TimeBase.

For the six months ended June 30, 2025, the Company incurred $4,731 and $378 of cash interest and paid-in-kind interest, respectively, on the Prior Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the Prior Senior Term Loan.

Amortization of debt issuance costs on the Prior Senior Term Loan is recorded within Interest expense, net in the condensed consolidated statements of operations and comprehensive income (loss) and totaled $889 and $1,638 for the three and six months ended June 30, 2025.

2025 GPO Convertible Note/Prior GPO Convertible Note

On June 30, 2023, the Company issued to GPO FN Noteholder LLC (the “GPO Investor”) a subordinated convertible promissory note in an initial principal amount of $46,794 (the “Prior GPO Convertible Note”). Pursuant to the terms of the Prior GPO Convertible Note, paid-in-kind interest accrued from the date of issuance through June 30, 2024. Beginning on July 1, 2024, the Company was required to pay interest with either cash or shares, solely at the discretion of the Company. Accordingly, since September 30, 2024 and through December 31, 2025, the Company issued the GPO Investor 346,058 Class A Common Shares, in the aggregate, in satisfaction of quarterly interest pursuant to the terms of the Prior GPO Convertible Note.

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

The 2025 GPO Convertible Note is guaranteed by the Company’s domestic subsidiaries, which are parties to the 2025 Senior Term Loan, and is contractually subordinated to the Company’s obligations under the 2025 Senior Term Loan. The 2025 GPO Convertible Note matures on November 13, 2029 and bears interest at a rate of 7.50% per annum payable quarterly in arrears, in cash or, provided no event of default is then occurring under the 2025 GPO Convertible Note, freely tradeable shares of the Company's Class A Common Stock, at the Company’s option, with the value per share determined with reference to the VWAP of the Class A Common Stock over the trading days occurring within the thirty calendar days prior to the applicable interest payment date. At any time prior to November 13, 2029, the GPO Investor is entitled to convert all or any portion of the principal amount of the 2025 GPO Convertible Note and accrued interest thereon into shares of the Company's Class A Common Stock at an initial conversion price of $82.92 per share (subject to customary anti-dilution adjustments). Under the terms of the 2025 GPO Convertible Note, the Company is required to make quarterly installment payments of $2,000 of the outstanding principal beginning April 1, 2026 in the form of freely tradeable shares of the Company's Class A Common Stock, cash, or a combination thereof, solely at the determination of the Company. Class A Common Stock issued to satisfy quarterly interest and principal repayments will be issued at a price equal to the lowest of (i) the then-effective Conversion Price under the 2025 GPO Convertible Note, (ii) 95% of the VWAP of the Class A Common Stock over the ten trading days immediately preceding the applicable Installment Date and (iii) 95% of the VWAP of the Class A Common Stock over the trading days occurring within the ninety calendar day period immediately preceding the applicable payment date. In connection with the April 1, 2026 interest and principal payment made in shares of the Company's Common Stock, the Company and the GPO Investor agreed to a one-time modification to the applicable conversion price of $0.85 per share (in lieu of the contractual formula) for the April 1, 2026 payment only. Accordingly, in April 2026 the Company issued 2,803,698 shares of

Class A Common Stock to satisfy (a) its quarterly interest payment for the first quarter of 2026 due on April 1, 2026, and (b) its $2,000 principal repayment requirement, also due on April 1, 2026. The non-cash gain of $1,692 recognized upon these conversions was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2026.

The 2025 GPO Convertible Note provides for customary events of default upon which repayment of the 2025 GPO Convertible Note may be accelerated, including failure to pay any amounts due and owing under the 2025 GPO Convertible Note, failure to deliver the shares upon a conversion of the 2025 GPO Convertible Note, an uncured breach of any terms of the 2025 GPO Convertible Note and a default under certain of the Company’s other indebtedness. The 2025 GPO Convertible Note includes certain negative covenants related to the Company’s ability to incur indebtedness. On April 13, 2026, the Company’s Class A common stock was delisted from the NYSE. The NYSE delisting caused an event of default under the 2025 GPO Convertible Note. On April 21, 2026, the Company entered into a forbearance agreement with the holder of the 2025 GPO Convertible Note, which was extended on each of May 18, 2026, June 24, 2026 and July 22, 2026, pursuant to which the holder agreed to waive defaults under the terms of the subordinated convertible debt instrument, and to forbear from exercising any rights relating to such defaults, until August 21, 2026. Accordingly, amounts outstanding under the Company's 2025 GPO Convertible Note are presented as a current liability at June 30, 2026. Additionally, on June 16, 2026, the Company entered into a letter agreement with the GPO Investor pursuant to which the GPO Investor waived its right to receive the $2,000 installment amount otherwise payable on July 1, 2026, with such amount instead payable on the maturity date of the 2025 GPO Convertible Note. In June 2026, the Company issued 1,510,237 shares which was credited towards the Company’s July 1, 2026 quarterly interest payment.

The Company elected to account for the 2025 GPO Convertible Note using the fair value option. The fair market value at June 30, 2026, March 31, 2026, and December 31, 2025 was $17,562, $19,649, and $19,235, respectively. The unrealized change in the fair value of the GPO Convertible Note of $634, as a result of the change in the Company's specific credit risk, is recorded in accumulated other comprehensive income for the three months ended June 30, 2026 and the unrealized change in the fair value of the 2025 GPO Convertible Note was recorded in the Change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a loss of $547 and $961 during the three and six months ended June 30, 2026. The Company incurred total interest expense related to the 2025 GPO Convertible Note of $350 and $733 for the three and six months ended June 30, 2026. As of June 30, 2026, the unpaid principal balance of the 2025 GPO Convertible Note is $18,434.

The Company elected to account for the Prior GPO Convertible Note using the fair value option. The unrealized change in the fair value of the Prior GPO Convertible Note was recorded in the Change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a loss of $742 and non-cash gain of $78 for the three and six months ended June 30, 2025. The Company incurred total interest expense related to the Prior GPO Convertible Note of $956 and $1,902 for the three and six months ended June 30, 2025.

Convertible Debentures

In conjunction with the establishment of the 2025 Senior Term Loan and in order to fund the GPO Redemption, on August 5, 2025 (the “Purchase Agreement Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”), with YA II PN, Ltd (“YA”), pursuant to which the Company would issue YA convertible debentures in an aggregate principal amount of up to $33,300 (the “Convertible Debentures”) for a total cash purchase price of $30,000, subject to satisfaction of certain closing conditions.

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

The Convertible Debentures provide for customary events of default, upon which repayment of the Convertible Debentures may be accelerated, including failure to pay any amounts due and owing under the Convertible Debentures, failure to timely deliver the Debenture Conversion Shares, an uncured breach of any terms of the Convertible Debentures and a default under certain of the Company’s other indebtedness. On April 13, 2026, the Company’s Class A common stock was delisted from the NYSE. The NYSE delisting constituted an event of default under the Convertible Debentures. On April 21, 2026, the Company entered into a forbearance agreement with the holder of the Convertible Debentures, which was extended on each of May 18, 2026, June 24, 2026 and July 22, 2026, pursuant to which the holder agreed to waive defaults under the terms of the subordinated convertible debt instrument, and to forbear from exercising any rights relating to such defaults, until August 21, 2026. Accordingly, amounts outstanding under the Company's Convertible Debentures are presented as a current liability at June 30, 2026.

During the three months ended June 30, 2026, YA converted $789 of principal and $79 of accrued interest in exchange for 4,196,829 shares of the Company’s Class A common stock with a fair value of $831. During the six months ended June 30, 2026, YA converted $3,159 of principal and $670 of accrued interest in exchange for 6,933,807 shares of the Company’s Class A common stock with a fair value of $3,914. The non-cash charge of $27 and $213 recognized upon these conversions was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2026.

The Company elected to account for the First YA Debenture and Second YA Debenture using the fair value option. The fair market value at June 30, 2026 and December 31, 2025 was $21,822 and $26,663, respectively. The unrealized change in the fair value of the First YA Debenture and Second YA Debenture was recorded in the Change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a gain of $458 and $1,810 for the three and six months ended June 30, 2026. The Company incurred total interest expense related to the First YA Debenture and Second YA Debenture of $305 and $627 for the three and six months ended June 30, 2026. As of June 30, 2026, the unpaid principal balance of the First YA Debenture and Second YA Debenture is $19,630 and $4,611, respectively.

Convertible Notes

Purchased Original Notes

On March 17, 2025 and March 20, 2025, investors holding two convertible notes originally issued in 2020 and assumed by the Company in connection with the Business Combination, with a principal and accrued paid-in-kind interest balance of $5,769 (the "Purchased Original Notes"), sold their convertible notes to EGT 11 LLC (the "Exchange Investor"). In connection with the acquisition of the Purchased Original Notes by the Exchange Investor, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) on March 17, 2025, pursuant to which the Company cancelled the Purchased Original Notes and in exchange (i) issued a convertible note to the Exchange Investor, for $5,500 on March 17, 2025 and (ii) issued a second convertible note for $269 on March 20, 2025 (collectively, the "Third Era Convertible Note"). The acquisition of the Purchased Original Notes by the Exchange Investor and the Exchange Agreement resulted in the extinguishments of the Purchased Original Notes. Accordingly, the Company recognized a loss on debt extinguishment of $1,784 during the six months ended June 30, 2025. The Company incurred total interest expense related to the Purchased Original Notes, including the amortization of the various discounts, of $202 during the six months ended June 30, 2025.

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

Pursuant to the terms of the amended Legacy Notes, during the three months ended June 30, 2025, the Company converted $4,812 of the Legacy Notes into 599,429 Common Shares. At June 30, 2025, the Company recognized a non-current liability of $700 reflecting the difference between the amount of the cash raised and the Applicable Amount converted. The resulting non-cash charge of $669 is recognized in the Change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025.

On July 30, 2025, the Company and the holders of the Amended Legacy Notes agreed to extend the Original Maturity Date from July 31, 2025 to August 15, 2025. On August 12, 2025, the Company retired all of its then outstanding obligations under the Amended Legacy Notes by paying the holders $3,600 in cash.

The Company incurred total interest expense related to the Amended Legacy Notes, including the amortization of the various discounts, of $454 and $902 during the three and six months ended June 30, 2025.

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

The Company elected to account for the Dragonfly Seller Convertible Notes using the fair value option. The fair market value of the Dragonfly Seller Convertible Notes outstanding at June 30, 2026, March 31, 2026, and at December 31, 2025 was $12,432, $11,540, and $11,982, respectively. The unrealized change in the fair value of the Dragonfly Seller Convertible Notes of $363, as a result of the change in the Company's specific credit risk, is recorded in accumulated other comprehensive income for the three months ended June 30, 2026 and the non-cash loss of $949 and $430 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2026, respectively. As of June 30, 2026, the unpaid principal and Paid in kind balance of the Dragonfly Seller Convertible Notes is £11,058 pounds sterling (approximately $14,637). The non-cash loss of $91 and $63 was recorded in the Change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2025, respectively. The Company incurred total interest expense related to the Dragonfly Seller Convertible Notes of $287 and $277 during the three months ended June 30, 2026 and 2025, respectively, and $563 and $528 for the six months ended June 30, 2026, and 2025, respectively.

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

Pursuant to the Exchange Agreement, the Company issued 216,338 shares of Common Stock (the “Third Era Convertible Note Fee Shares") to the Exchange Investor as an inducement for the Exchange Investor to exchange the Purchased Original Notes for the Third Era Convertible Note. The Third Era Convertible Note Fee Shares are presented as temporary equity in the condensed consolidated balance sheet at their grant date fair value of $2,719.

As compensation for its brokerage services provided to the Exchange Investor, the Company also issued 25,000 shares of Common Stock to Northland Securities, Inc. (the “Brokerage Fee Shares”) with a fair value of $315 that was reflected as a non-cash charge within general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) during the six months ended June 30, 2025

The Company elected to account for the Third Era Convertible Note using the fair value option. The Third Era Convertible Note was recorded at its acquisition date fair value of $4,728. The fair market value of the Third Era Convertible Note was $5,209 at June 30, 2025. The non-cash loss of $295 and $481 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2025.

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

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of June 30, 2026 and December 31, 2025, respectively. These fair values are deemed Level 3 liabilities within the fair value measurement framework.

	June 30, 2026	December 31, 2025
2025 Senior Term Loan	$70,827	$70,985
2025 GPO Convertible Note	17,562	19,235
Convertible Debentures	21,822	26,663
Dragonfly Seller Convertible Notes	12,432	11,982
Total	$122,643	$128,865

Note 8. Stockholders’ Equity and Temporary Equity

Authorized Capital Stock

The Company's Class A common stock and public warrants are traded on the OTCID Basic Market under the symbols “NOTE” and “NOTE WS,” respectively. The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of June 30, 2026, the Company had 27,451,503 shares of Class A common stock issued and outstanding.

Additionally, the Company has outstanding warrants to purchase shares of New FiscalNote Class A common stock that became exercisable upon the Closing of the Business Combination. See Note 10, Warrant Liabilities.

Class B Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 9,000,000 shares of Class B common stock, par value $0.0001 per share. As of June 30, 2026, the Company had 690,909 shares of Class B common stock issued and outstanding.

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

Temporary Equity

As discussed in Note 7, Debt, the Company issued 216,338 shares of common stock to the Exchange Investor as an inducement for the Exchange Investor to exchange the Purchased Original Notes for the Third Era Convertible Note. Pursuant to ASC 480, “Distinguishing Liabilities from Equity”, the Company has presented the Third Era Convertible Note Fee Shares as temporary equity as they are not mandatorily redeemable on the issuance date but they are redeemable at an unknown time in the future upon an event that is outside of the control of the Company. In the third quarter of 2025, the Exchange Investor returned, and the Company subsequently cancelled, 182,580 shares of Class A Common Stock.

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

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. The Company recognized $23 and $65 of share-based compensation expense during the three and six months ended June 30, 2025, respectively. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares are accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive income (loss). The liability of $68 was recorded in other non-current liabilities on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

As of June 30, 2026, there was no unrecognized compensation expense related to the Earnout Awards. As of June 30, 2026, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

Note 10. Warrant Liabilities

As a result of the Reverse Stock Split, and pursuant to the terms of the applicable warrant agreement, at June 30, 2026, the Company had 8,358,964 public warrants outstanding to purchase a total of 1,094,625 shares of Class A common stock and 7,000,000 private placement warrants outstanding to purchase a total of 916,666 shares of Class A common stock, with each whole warrant being exercisable to purchase 0.130952 shares of Class A common stock at an effective price per share of $87.82 per whole share.

During the six months ended June 30, 2026, no public warrants were exercised into shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of June 30, 2026, the Company had 8,358,964 public warrants and 7,000,000 private placement warrants outstanding with a per share fair value of $0.04. These warrants are accounted for as a liability and have a fair value of $599 and $477 at June 30, 2026 and December 31, 2025, respectively.

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

During the six months ended June 30, 2026, the Company issued 182,631 restricted stock units. At June 30, 2026, 558,218 stock options, 100,895 performance stock options, 706,029 restricted stock units, and 10,416 performance based restricted stock units remain outstanding. As of June 30, 2026, the Company had 251,666 shares of Class A common stock available for issuance under the 2022 Plan.

The Company recognized $793 and $3,864 of stock-based compensation expense for all long term incentive plans in effect during the three months ended June 30, 2026 and 2025, respectively, and $3,800 and $7,118 during the six months ended June 30, 2026 and 2025, respectively.

2022 Employee Stock Purchase Plan

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering period or on the last day of the six-month offering period. The plan is defined as compensatory, and accordingly, a stock-based compensation charge of $43 was recorded as the difference between the fair market value and the discounted purchase price of the Company's common stock for the three months ended June 30, 2025 and $87 for the six months ended June 30, 2025. There was no stock-based compensation charge recorded for the three and six months ended June 30, 2026. As of June 30, 2026, 124,571 shares have been issued under the ESPP and the Company had 484,558 shares of Class A common stock available for issuance under the ESPP.

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

During 2024, the Company issued 16,666 stock options and 25,000 restricted stock units. At June 30, 2026, 16,666 stock options and 9,555 restricted stock units remain outstanding. The Company recognized $35 of stock-based compensation expense for this plan in effect during the three months ended June 30, 2026 and 2025, respectively. The Company recognized $69 of stock-based compensation expense for this plan in effect during the six months ended June 30, 2026 and 2025, respectively.

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

The following is a calculation of the basic and diluted loss per share for the Company's common stock, including a reconciliation between net loss attributable to common stockholders used for Basic EPS and Diluted EPS for the three and six months ended June 30, 2026 and 2025:

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and Diluted Loss Per Share
Numerator:
Net loss used to compute basic and diluted loss per share	$(27,834)	$(13,271)	$(71,447)	$(17,521)
Denominator:
Weighted average common stock outstanding used in basic and diluted EPS computations	26,145,210	13,333,374	22,217,096	12,972,412
Loss per share, basic and diluted	$(1.06)	$(1.00)	$(3.22)	$(1.35)

Since the Company was in a net loss position during the three and six months ended June 30, 2026 and 2025, basic net loss per share attributable to common stockholders is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potential common shares excluded from the diluted net loss per share calculation included convertible debentures, earnout awards, restricted stock units, stock options, employee stock purchase plan shares, and convertible notes (including the GPO convertible note and Dragonfly convertible note) outstanding during the period, as described in Note 7, Debt, Note 9, Earnout Shares and RSUs, and Note 11, Stock-Based Compensation.

Note 13. Provision (Benefit) from Income Taxes

Effective Tax Rate

The Company computes its quarterly and year-to-date provisions for income taxes by applying the estimated effective tax rates to the quarterly and year-to-date pre-tax income or losses and adjusting the provisions for discrete tax items recorded in the periods. For the three months ended June 30, 2026 the Company reported a tax benefit of $88 on a pre-tax loss of $27,922, which resulted in an effective tax rate of 0.32 percent. For the six months ended June 30, 2026, the Company reported a tax benefit of $289 on a pre-tax loss of $71,736, which resulted in an effective tax rate of 0.40 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21% primarily due to the impact of a valuation allowance on the Company’s deferred tax assets.

For the three months ended June 30, 2025, the Company reported a tax benefit of $795 on a pre-tax loss of $14,066, which resulted in an effective tax rate of (5.65) percent. For the six months ended June 30, 2025, the Company reported a tax benefit of $834 on a pre-tax loss of $18,355, which resulted in an effective tax rate of (4.54) percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21% due to the impact of a valuation allowance on the Company’s deferred tax assets and the sale of businesses discussed in Note 3, Dispositions. During the six months ended June 30, 2025, the Company recorded a discrete tax charge for the impact of the sale of Dragonfly and Oxford Analytica of $281. During the second quarter ended June 30, 2025, the Company filed a tax accounting method change that created an additional discrete tax benefit of $689.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. As of June 30, 2025, the Company reported an uncertain tax position totaling $832, relating to a deduction for shares distributed for services associated with the payment of convertible debt. At June 30, 2026, the Company has no uncertain tax positions.

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

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2026 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$5,602	$-	$-	$5,602
Short-term investments	-	2,001	-	2,001
Liabilities:
Public warrants	$326	$-	$-	$326
Private placement warrants	-	273	-	273
2025 GPO Convertible Note	-	-	17,562	17,562
Dragonfly Seller Convertible Notes	-	-	12,432	12,432
Convertible Debentures	-	-	21,822	21,822

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2025 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$9,208	$-	$-	$9,208
Short-term investments	-	1,995	-	1,995
Liabilities:
Public warrants	$260	$-	$-	$260
Private placement warrants	-	217	-	217
2025 GPO Convertible Note	-	-	19,235	19,235
Dragonfly Seller Convertible Notes	-	-	11,982	11,982
Convertible Debentures	-	-	26,663	26,663

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	2025 GPO Convertible Note	Dragonfly Seller Convertible Notes	Convertible Debentures
Balance at December 31, 2025	$19,235	$11,982	$26,663
Change in fair value included in the determination of net loss (income)	961	430	(1,810)
Change in fair value included in accumulated other comprehensive income (a)	(634)	(363)
Paid in kind interest	-	563	-
Note conversion	(2,000)	-	(3,031)
Foreign exchange	-	(180)	-
Balance at June 30, 2026	$17,562	$12,432	$21,822

(a) - The unrealized change in fair value, as a result of the change in in the Company's specific credit risk, is recorded in accumulated other comprehensive income.

Short-Term Investments

The fair value of the short-term investments is based on the quoted market price of the securities on the valuation date. As of June 30, 2026, the estimated fair value of the short-term investments was $2,001. The Company recognized a non-cash loss of $3 and $19 for the three month's ended June 30, 2026 and 2025, respectively. The Company recognized a non-cash gain of $6 and non-cash loss of $71 for the six months ended June 30, 2026 and 2025, respectively, resulting from the change in fair value of the short-term investments. The change in fair value is recorded in the condensed consolidated statements of operations and comprehensive income (loss).

Public Warrants

The fair value of the public warrants is based on the quoted market price of such warrants on the valuation date. As of June 30, 2026 and December 31, 2025, the estimated fair value of the public warrants was $326 and $260, respectively. The Company recognized a non-cash charge of $326 during the three months ended June 30, 2026, a non-cash gain of $593 during the three months ended June 30, 2025, a non-cash charge of $66 during the six months ended June 30, 2026, and a non-cash gain of $509 during the six months ended June 30, 2025, resulting from the change in fair value of the public warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

Private Placement Warrants

As of June 30, 2026 and December 31, 2025, the estimated fair value of the private warrants was $273 and $217, respectively. The Company recognized a non-cash charge of $273 during the three months ended June 30, 2026, a non-cash gain of $497 during the three months ended June 30, 2025, a non-cash charge of $56 during the six months ended June 30, 2026, and a non-cash gain of $427 during the six months ended June 30, 2025, resulting from the change in fair value of the private warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

2025 GPO Note / Prior GPO Convertible Note

The Prior GPO Convertible Note was recognized as a liability on its June 30, 2023 issuance date at its estimated fair value of $36,583. The Prior GPO Convertible Note estimated fair value at June 30, 2025 was $36,446 and was determined based on lattice models. On August 12, 2025, the Company extinguished $30,000 of the Prior GPO Convertible Note with a $27,000 cash payment and issued the 2025 GPO Note. The 2025 GPO Note was recognized as a liability at its estimated fair value of $18,865 at its issuance date of August 12, 2025, $19,235 at December 31, 2025, and $17,562 at June 30, 2026, respectively. The unrealized change in the fair value of the 2025 GPO Note of $634 is recorded in accumulated other comprehensive income for the three and six months ended June 30, 2026. The non-cash loss of $547 and $742 for the three months ended June 30, 2026, and 2025, respectively, and non-cash loss of $961 and non-cash gain of $78 for the six months ended June 30, 2026 and 2025, respectively, was recorded in the change in the fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

The estimated fair value of the 2025 GPO Convertible Note was determined based on a trinomial lattice model. The following table presents the assumptions used to determine the fair value of the 2025 GPO Convertible Note at June 30, 2026 and at December 31, 2025:

	June 30, 2026	December 31, 2025
Common stock share price	$0.12	$1.47
Risk free rate	4.2%	3.6%
Yield	17.6%	16.2%
Expected volatility	50.0%	50.0%
Expected term (years)	3.4	3.9

Dragonfly Seller Convertible Notes

The Dragonfly Seller Convertible Notes were recognized as a liability in connection with the acquisition on January 27, 2023 at a fair value of $8,635. As of June 30, 2026 and December 31, 2025, the estimated fair value of the Dragonfly Seller Convertible Notes were $12,432 and $11,982. The non-cash loss of $949 and $91 (excluding the non-cash gain recognized from the January 2025 conversion) was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended June 30, 2026 and 2025, respectively. The unrealized change in the fair value of the Dragonfly Seller Convertible Notes of $363 is recorded in accumulated other comprehensive income for the three and six months ended June 30, 2026. The non-cash loss of $430 and $63 (excluding the non-cash gain recognized from the January 2025 conversion) was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the six months ended June 30, 2026 and 2025, respectively. The following table presents the assumptions used to determine the fair value of the Dragonfly Seller Convertible Notes at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Common stock share price	$0.12	$1.47
Risk free rate	4.1%	3.5%
Yield	19.0%	16.6%
Expected volatility	50.0%	50.0%
Expected term (years)	1.6	2.1

Convertible Debentures

The initial tranche of the Convertible Debentures was recognized as a liability on the August 12, 2025 issuance date at its estimated fair value of $18,900 using a Monte Carlo simulation. The second tranche of the Convertible Debentures was recognized as a liability on

September 11, 2025 at its estimated fair value of $11,000, using a Monte Carlo simulation. At June 30, 2026 and December 31, 2025, the estimated fair value of the Convertible Debentures were $21,822 and $26,663, respectively. The non-cash gain of $458 and $1,810 was recorded in the change in the fair value of financial instruments in the condensed consolidated statement of operations for the three and six months ended June 30, 2026. The following table presents the assumptions used to determine the fair value of the Convertible Debentures at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Common stock share price	$0.12	$1.47
Risk free rate	4.0% (a)	3.5% (a)
Yield	113.5%	101.5%
Expected volatility	140.0%	111.0%
Expected term (years)	0.6 and 0.7 (a)	1.1 and 1.2 (a)

(a) - Includes both the First and Second Convertible Debenture

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. Excluding the impairment of goodwill as disclosed in Note 6, Goodwill, no other impairment charges were recorded during the three and six months ended June 30, 2026 and 2025. There were no transfers of assets or liabilities between levels during the six months ended June 30, 2026 and 2025. Changes to fair value are recognized as income or expense in the condensed consolidated statements of operations and comprehensive loss.

Note 15. Related Party Transactions

Sublease income

In September 2024, the Company entered into a sublease agreement with a third party, Nitra. In July 2025, the Company amended the initial sublease to include additional space, and in May 2026, the Company further amended the sublease to increase the monthly rent. Our Co-Founder and Executive Chairman is also a board member at Nitra. During the three months ended June 30, 2026 and 2025, we received income from Nitra of approximately $58 and $27, respectively, and $93 and $54 during the six months ended June 30, 2026 and 2025.

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

Note 17. Subsequent Events

The Company has evaluated subsequent events through August 10, 2026, the date that the financial statements were available to be issued.

On July 22, 2026, the forbearance agreements with the Subordinated Creditors was extended to August 21, 2026, whereby the Subordinated Creditors have agreed to waive defaults under the terms of subordinated convertible debt instruments issued to the Subordinated Creditors arising from the NYSE delisting, and to forbear from exercising any rights relating to such defaults, until August 22, 2026.

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

Significant Events

On April 13, 2026, the Company’s Class A common stock was delisted from the New York Stock Exchange (the “NYSE”). The NYSE delisting caused events of default under the YA Convertible Notes and the 2025 GPO Convertible Note (together, the “Subordinated Notes”). On April 21, 2026, the Company entered into forbearance agreements with each of GPO FN Noteholder, LLC (“GPO”) and YA II PN, Ltd (together with GPO, the “Subordinated Creditors”), pursuant to which the Subordinated Creditors have agreed to waive defaults under the terms of subordinated convertible debt instruments issued to the Subordinated Creditors arising from the NYSE delisting, and to forbear from exercising any rights relating to such defaults, until August 21, 2026. If no action is taken, and the forbearance agreements with the Subordinated Creditors are not extended, on August 22, 2026 the Company will also be in default of its 2025 Senior Term Loan due to the cross-default provision within the 2025 Senior Term Loan. Additionally, the Company did not meet its 2025 Senior Term Loan minimum Adjusted EBITDA covenant requirement for the twelve months ended June 30, 2026, which has not been waived, and as of the date of this filing the 2025 Senior Term Loan lenders have not exercised their default rights, which could include the immediate repayment of the amount outstanding under the 2025 Senior Term Loan.

Factors Impacting the Comparability of Our Operating Results

Dispositions

On July 1, 2025, we completed the sale of TimeBase for $7.4 million comprised of a cash payment to the Company of $6.7 million and a buyer holdback of $0.7 million. The Company recorded a gain of $1.3 million from the sale of TimeBase during the year ended December 31, 2025.

On March 31, 2025, we completed the sale of Dragonfly and Oxford Analytica for $40.3 million in cash. The Company recorded a gain of $15.4 million during the six months ended June 30, 2025.

These businesses contributed the following:

•
Subscription revenue of approximately $0.3 million for the three months ended June 30, 2025 and approximately $4.0 million for the six months ended June 30, 2025
•
Non-subscription revenue of approximately $0.7 million for the six months ended June 30, 2025

Product rationalization

From time to time, management reviews the Company’s existing products and services based on their financial profile and other strategic factors. In connection with such reviews, management decided to cease actively selling and therefore sunset certain non-core products representing, in aggregate, subscription revenue of approximately $0.1 million during the three months ended June 30, 2026 and 2025, and approximately $0.1 and $0.2 million during the six months ended June 30, 2026 and 2025.

At December 31, 2025, the Company had approximately 407 employees and at June 30, 2026 we had approximately 343 employees. The net reduction in headcount is the result of our previously announced plan to streamline operations and drive cash generation in the core business through a combination of rapid AI deployment, insourcing third party spend, headcount reductions and other cost savings initiatives. As a result, the Company will experience a reduction in overall cash costs across all operating expenses. Management will continue evaluating for additional rationalization opportunities to further reduce the complexity of the business and reduce ongoing operating expenses.

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

Annual Recurring Revenue (“ARR”)

Over 96% of our revenues are subscription based, which leads to high revenue predictability. Our ability to retain existing subscription customers is a key performance indicator that helps explain the evolution of our historical results and is a leading indicator of our revenues and cash flows for subsequent periods. We use ARR as a measure of our revenue trend and an indicator of our future revenue opportunity from existing recurring subscription customer contracts. We calculate ARR on a parent account level by annualizing the contracted subscription revenue, and our total ARR as of the end of a period is the aggregate thereof. ARR is not adjusted for the impact of any known or projected future customer cancellations, upgrades or downgrades, or price increases or decreases. The amount of actual revenue that we recognize over any 12-month period is likely to differ from ARR at the beginning of that period, sometimes significantly. This may occur due to timing of the revenue bookings during the period, cancellations, upgrades, or downgrades and pending renewals. ARR should be viewed independently of revenue as it is an operating metric and is not intended to be a replacement or forecast of revenue. Our calculation of ARR may differ from similarly titled metrics presented by other companies.

Our ARR at June 30, 2026 and December 31, 2025, was $74.9 million and $84.1 million, respectively.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. We calculate NRR at our parent account level. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the level of our revenue base, the level of penetration within our customer base, expansion of products and features, the timing of renewals, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. NRR was 98% and 96% (excluding the impact of Oxford Analytica and Dragonfly) for the three months ended June 30, 2026 and 2025, respectively.

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

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues accounted for approximately 96% and 92% of our total revenues for the six months ended June 30, 2026 and 2025, respectively.

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

Comparison of the Consolidated Results for the Three and Six Months Ended June 30, 2026 and June 30, 2025

The following table presents our results of operations for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Revenues:
Subscription	$18,800	$21,380	$(2,580)	(12.1)%	$37,853	$46,612	$(8,759)	(18.8)%
Non-subscription	781	1,884	(1,103)	(58.5)%	1,753	4,163	(2,410)	(57.9)%
Total revenues	19,581	23,264	(3,683)	(15.8)%	39,606	50,775	(11,169)	(22.0)%

Operating expenses:
Cost of revenues, including amortization	3,976	4,948	(972)	(19.6)%	8,129	11,932	(3,803)	(31.9)%
Research and development	1,580	2,267	(687)	(30.3)%	3,622	5,370	(1,748)	(32.6)%
Sales and marketing	4,504	6,692	(2,188)	(32.7)%	10,223	14,451	(4,228)	(29.3)%
Editorial	3,391	3,472	(81)	(2.3)%	7,011	8,270	(1,259)	(15.2)%
General and administrative	9,231	11,378	(2,147)	(18.9)%	18,735	27,676	(8,941)	(32.3)%
Amortization of intangible assets	1,889	1,934	(45)	(2.3)%	3,782	4,265	(483)	(11.3)%
Impairment of goodwill	19,100	-	19,100	NM	54,700	-	54,700	NM
Total operating expenses	43,671	30,691	12,980	42.3%	106,202	71,964	34,238	47.6%
Operating loss	(24,090)	(7,427)	(16,663)	224.4%	(66,596)	(21,189)	(45,407)	214.3%

Loss (gain) on sale of business	-	319	(319)	(100.0)%	-	(15,424)	15,424	100.0%
Interest expense, net	3,904	4,338	(434)	(10.0)%	7,260	9,465	(2,205)	(23.3)%
Loss on debt extinguishment, net	-	-	-	NM	-	1,784	(1,784)	(100.0)%
Change in fair value of financial instruments	(93)	1,577	(1,670)	(105.9)%	(1,955)	906	(2,861)	(315.8)%
Other (income) expense, net	21	405	(384)	(94.8)%	(165)	435	(600)	NM
Net loss before income taxes	(27,922)	(14,066)	(13,856)	98.5%	(71,736)	(18,355)	(53,381)	NM
Benefit from income taxes	(88)	(795)	707	(88.9)%	(289)	(834)	545	NM
Net loss	$(27,834)	$(13,271)	$(14,563)	109.7%	$(71,447)	$(17,521)	$(53,926)	NM

NM - Not meaningful

Revenue:

Subscription revenue

Subscription revenue of $18.8 million for the three months ended June 30, 2026 decreased $2.6 million, or 12%, from $21.4 million for the three months ended June 30, 2025. Subscription revenue of $37.9 million for the six months ended June 30, 2026 decreased $8.8 million, or 19% from $46.6 million for the six months ended June 30, 2025.

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

	Change for the Three Months Ended		Change for the Six Months Ended
	June 30, 2026 vs June 30, 2025		June 30, 2026 vs June 30, 2025
(In thousands)	$	%	$	%
Revenue change driver:
Decrease from sale of businesses	(300)	(100)%	(4,048)	(100)%
Decrease from discontinued products	-	0%	(22)	(14)%
Decrease from organic business	(2,280)	(11)%	(4,689)	(11)%
Revenues, net (total change)	$(2,580)	(12)%	$(8,759)	(19)%

Non-subscription revenue

Non-subscription revenue was $0.8 million for the three months ended June 30, 2026, as compared to $1.9 million for the three months ended June 30, 2025. The decrease of $1.1 million, or 59%, was primarily attributable to the lower advertising and events revenue, as well as customer retention challenges.

Non-subscription revenue of $1.8 million for the six months ended June 30, 2026 decreased $2.4 million, or 58% from $4.2 million for the six months ended June 30, 2025. $0.7 million of the decrease was from the impact of the business dispositions in 2025, with the remaining decrease primarily attributable to the lower advertising and events revenue, as well as customer retention challenges.

Revenues by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Three Months Ended June 30,		Change
(In thousands)	2026	2025	$	%
North America	$18,348	$21,699	$(3,351)	(15.4)%
Rest of the world	1,233	1,565	(332)	(21.2)%
Total revenues	$19,581	$23,264	$(3,683)	(15.8)%

	Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%
North America	$37,123	$43,609	$(6,486)	(14.9)%
Rest of the world	2,483	7,166	(4,683)	(65.4)%
Total revenues	$39,606	$50,775	$(11,169)	(22.0)%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North America revenues decreased primarily for the reasons stated above. The Rest of the world revenues decreased primarily for the decreases due to sale of businesses.

Cost of revenues, including amortization

Cost of revenues, including amortization was $4.0 million for the three months ended June 30, 2026, as compared to $4.9 million for the three months ended June 30, 2025. The decrease of $1.0 million, or 20%, was primarily attributable to cost reduction measures.

Cost of revenues, including amortization was $8.1 million for the six months ended June 30, 2026, as compared to $11.9 million for the six months ended June 30, 2025. The decrease of $3.8 million, or 32%, was primarily attributable to a $2 million reduction in capitalized software amortization as previously capitalized software development costs were fully amortized in the first quarter of 2025, $1.2 million to cost reduction measures, and $0.6 million resulting from the impact of business dispositions.

Research and development

Research and development expense was $1.6 million for the three months ended June 30, 2026 as compared to $2.3 million for the three months ended June 30, 2025. The decrease of $0.7 million, or 30%, was primarily attributable to the result of workforce planning actions.

Research and development expense was $3.6 million for the six months ended June 30, 2026 as compared to $5.4 million for the six months ended June 30, 2025. The decrease of $1.7 million, or 33%, was primarily attributable to the result of workforce planning actions.

Sales and marketing

Sales and marketing expense was $4.5 million for the three months ended June 30, 2026 as compared to $6.7 million for the three months ended June 30, 2025. The decrease of $2.2 million, or 33%, was primarily attributable to the result of workforce planning actions.

Sales and marketing expense was $10.2 million for the six months ended June 30, 2026 as compared to $14.5 million for the six months ended June 30, 2025. The decrease of $4.2 million, or 29%, was primarily attributable to a result of workforce planning actions, with $0.8 million attributable to the impact from the business dispositions.

Editorial expense

Editorial expense was $3.4 million for the three months ended June 30, 2026, as compared to $3.5 million for the three months ended June 30, 2025. The decrease of $0.1 million, or 3% was primarily attributable to the impact from business dispositions.

Editorial expense was $7.0 million for the six months ended June 30, 2026 as compared to $8.3 million for the six months ended June 30, 2025. The decrease of $1.3 million, or 15%, was primarily attributable to the impact from business dispositions.

General and administrative

General and administrative expense was $9.2 million for the three months ended June 30, 2026 as compared to $11.4 million for the three months ended June 30, 2025. The decrease of $2.1 million, or 19%, was due to a reduction in stock based compensation of approximately $2.5 million as legacy awards were fully recognized in the first quarter of 2026, a reduction in transaction costs related to the sale of businesses in 2025 of approximately $0.9 million, partially offset by an increase of severance of $1.8 million from the resignation of our prior CEO on June 26, 2026. The remaining decrease is from our overall cost reduction efforts.

General and administrative expense was $18.7 million for the six months June 30, 2026 as compared to $27.7 million for the six months ended June 30, 2025. The decrease of $8.9 million, or 32%, was due to a reduction in stock based compensation of approximately $2.9 million as legacy awards were fully recognized in the first quarter of 2026, a reduction in transaction costs related to the sale of businesses in 2025 of approximately $5.6 million, partially offset by an increase of severance of $1.8 million from the resignation of our prior CEO on June 26, 2026. The remaining decrease is from our overall cost reduction efforts.

Amortization of intangibles

Amortization of intangibles was $1.9 million for the three months ended June 30, 2026 and 2025, respectively.

Amortization of intangibles was $3.8 million for the six months ended June 30, 2026 as compared to $4.3 million for the six months ended June 30, 2025. The decrease of $0.5 million, or 11% was primarily attributable to the impact of business dispositions.

Interest expense, net

Interest expense was $3.9 million for the three months ended June 30, 2026 as compared to $4.3 million for the three months ended June 30, 2025. The decrease in interest expense of $0.4 million, or 10%, was primarily due to the overall reduction of our indebtedness, as a result of our debt repayments from the proceeds from our sale of TimeBase, as well as our debt refinance on August 12, 2025.

Interest expense was $7.3 million for the six months ended June 30, 2026 as compared to $9.5 million for the six months ended June 30, 2025. The decrease in interest expense of $2.2 million, or 23%, was primarily due to the overall reduction of our indebtedness, as a result of our debt repayments from the proceeds from our sale of Oxford Analytica, Dragonfly and TimeBase, as well as our debt refinance on August 12, 2025.

Change in fair value of financial instruments

Change in fair value of financial instruments was a $0.1 million gain for the three months ended June 30, 2026 as compared to a $1.6 million loss for the three months ended June 30, 2025. The change is the result of an increase in the fair value of the warrant liabilities of $0.6 million, offset by changes in the Dragonfly Seller Convertible Notes, Convertible Debentures, Prior GPO Convertible Note, the 2025 GPO Convertible Note, and the Third Era Convertible Note.

Change in fair value of financial instruments was a $2.0 million gain for the six months ended June 30, 2026 as compared to a $0.9 million loss for the six months ended June 30, 2025. The change is the result of an increase in the fair value of the warrant liabilities of $0.6 million, offset by changes in the Dragonfly Seller Convertible Notes, Convertible Debentures, Prior GPO Convertible Note, the 2025 GPO Convertible Note, and the Third Era Convertible Note.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Total revenues	$19,581	$23,264	$39,606	$50,775
Costs of revenues, including amortization of capitalized software development costs and acquired developed technology	(3,976)	(4,948)	(8,129)	(11,932)
Gross Profit	$15,605	$18,316	$31,477	$38,843
Gross Profit Margin	80%	79%	79%	77%
Gross Profit	15,605	18,316	31,477	38,843
Amortization of intangible assets	1,661	1,779	3,250	5,311
Adjusted Gross Profit	$17,266	$20,095	$34,727	$44,154
Adjusted Gross Profit Margin	88%	86%	88%	87%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net loss	$(27,834)	$(13,271)	$(71,447)	$(17,521)
Benefit from income taxes	(88)	(795)	(289)	(834)
Depreciation and amortization	3,784	3,960	7,503	10,078
Interest expense, net	3,904	4,338	7,260	9,465
EBITDA	(20,234)	(5,768)	(56,973)	1,188
Loss (gain) on sale of business (a)	-	319	-	(15,424)
Stock-based compensation	828	3,964	3,869	7,339
Change in fair value of financial instruments (b)	(93)	1,577	(1,955)	906
Other non-cash charges (c)	19,121	662	54,544	2,801
Disposal related costs (d)	27	971	245	5,945
Employee severance costs (e)	335	800	929	2,144
CEO severance (f)	1,812	-	1,812	-
Non-capitalizable debt costs	533	337	831	744
Costs incurred related to the Special Committee	(3)	167	45	167
Non-operating income (g)	-	(228)	-	(228)
Adjusted EBITDA	$2,326	$2,801	$3,347	$5,582
Adjusted EBITDA Margin	11.9%	12.0%	8.5%	11.0%
(a)
Reflects the gain on disposal of Dragonfly and Oxford Analytica on March 31, 2025.
(b)
Reflects the non-cash impact from the mark to market adjustments on our financial instruments.
(c)
Reflects the non-cash impact of the following: (i) gain of $177 in the first quarter of 2026 and a charge of $21 in the second quarter of 2026 related to foreign currency exchange principally arising from converting a GBP denominated convertible note into USD, (ii) goodwill impairment charge of $35,600 in the first quarter of 2026 and $19,100 in the second quarter of 2026, (iii) charge of $40 in the first quarter of 2025 and $30 in the second quarter of 2025 related to the unrealized loss on investments; (iv) charge of $315 for fees satisfied with Common Stock of the Company during the first quarter of 2025; (v) charge of $1,784 from the loss on debt extinguishment during the first quarter of 2025; and (vi) charge of $632 in the second quarter of 2025 related to foreign currency translation losses, principally arising from converting a GBP denominated convertible note into USD.
(d)
Reflects the costs incurred related to the sale of Oxford Analytica and Dragonfly, in the first quarter of 2025, principally consisting of transaction advisory, accounting, tax, and legal fees.
(e)
Severance costs associated with workforce changes related to business realignment actions.
(f)
Reflects severance costs incurred related to the resignation of our prior CEO on June 26, 2026.
(g)
Reflects non-operating income from the Transition Services Agreement that was entered into with the acquirer of Dragonfly and Oxford Analytica on March 31, 2025.

Liquidity and Capital Resources

Historically the Company has partially funded its operations through raising equity and debt. At June 30, 2026, the Company’s cash, cash equivalents, restricted cash, and short-term investments were $20.6 million compared to $26.9 million at December 31, 2025.

The Company had a negative working capital balance of $135.0 million (excluding cash and short-term investments) at June 30, 2026 and had an accumulated deficit of $943.6 million and $872.1 million as of June 30, 2026 and December 31, 2025, respectively, and incurred net losses (excluding the gain on sale of businesses) of $71.4 million for the six months ended June 30, 2026 and $32.9 million for the six months ended June 30, 2025, respectively. Management expects that significant on-going operating and capital expenditures will be necessary to continue to implement the Company’s business plan of entering new markets and investing in infrastructure and product development.

As described in Note 7, Debt to the condensed consolidated financial statements included elsewhere in this Form 10-Q, on August 12, 2025 we refinanced a substantial amount of our legacy indebtedness. On March 23, 2026, we amended the financial covenants of our 2025 Senior Term Loan (the "2025 Senior Term Loan Amendment").

On April 13, 2026, the Company’s Class A common stock was delisted from the New York Stock Exchange (the “NYSE”). The NYSE delisting caused events of default under the YA Convertible Notes and the 2025 GPO Convertible Note (together, the “Subordinated Notes”). On April 21, 2026, the Company entered into forbearance agreements with each of GPO FN Noteholder, LLC (“GPO”) and YA II PN, Ltd (together with GPO, the “Subordinated Creditors”), which were extended on each of May 18, 2026, June 24, 2026 and July 22, 2026, pursuant to which the Subordinated Creditors have agreed to waive defaults under the terms of subordinated convertible debt instruments issued to the Subordinated Creditors arising from the NYSE delisting, and to forbear from exercising any rights relating to such defaults, until August 21, 2026. If no action is taken, and the forbearance agreements with the Subordinated Creditors are not extended, on August 22, 2026 the Company will also be in default of its 2025 Senior Term Loan due to the cross-default provision within the 2025 Senior Term Loan. Additionally, the Company did not meet its 2025 Senior Term Loan minimum Adjusted EBITDA covenant requirement for the twelve months ended June 30, 2026, which has not been waived, and as of the date of this filing the 2025 Senior Term Loan lenders have not exercised their default rights, which could include the immediate repayment of the amount outstanding under the 2025 Senior Term Loan.

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

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, and convertible debt. Our principal debt outstanding, including paid-in-kind interest as applicable, at June 30, 2026 and December 31, 2025 consisted of the following (excluding any fair value adjustments and debt discounts, as applicable):

(In thousands)	June 30, 2026	December 31, 2025
2025 Senior Term Loan	$70,313	$74,063
2025 GPO Convertible Note	18,434	20,434
Convertible Debentures	24,241	27,400
Dragonfly Seller Convertible Notes	14,637	14,289
Total Indebtedness	$127,625	$136,186

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

As a result of the 2025 Senior Term Loan Amendment, the 2025 Senior Term Loan is repayable in consecutive quarterly installments on the last business day of each March, June, September and December of each fiscal year commencing September 30, 2025, in an amount equal to (i) $0.5 million with respect to each payment that was due on September 30, 2025 and December 31, 2025, (ii) $1.9 million with respect to each payment that will be due on March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026, and March 31, 2027, and (iii) $0.9 million with respect to each payment due thereafter, with the remaining principal amount due at the maturity of the 2025 Senior Term Loan, or such earlier time as it may become payable. The Company is subject to a quarterly administration fee of $.04 million. The Company was also required to pay a quarterly fee commencing on September 30, 2025, in an amount equal to $0.1 million which was paid on September 30, 2025, December 31, 2025, and March 31, 2026.

The Company has elected to pay cash interest based on SOFR (plus an applicable margin), which was 13.14% at June 30, 2026. For the three and six months ended June 30, 2026, the Company recognized $2.4 million of cash interest on the 2025 Senior Term Loan. Going forward, the Company expects to incur approximately $2.4 million of quarterly cash interest based on current SOFR rates and expected outstanding principal balances.

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

At any time prior to the maturity dates, and subject to certain ownership and conversion limitations, YA is entitled to convert any portion of the principal amount of the Debentures and accrued interest thereon into shares of the Company’s Class A Common Stock (the “Debenture Conversion Shares”) at a conversion price equal to 94% of the lowest daily volume weighted average trading price (“VWAP”) during the five trading days prior to the conversion date, subject to a floor price of $0.8884 (the “Floor Price”). Because the delisting from NYSE and subsequent trading of our Class A common stock caused our daily VWAP to be less than the Floor Price, the Company was required to make certain amortizing payments to the YA (if and to the extent permitted under the subordination agreements) or reduce the Floor Price to no more than 75% of the closing price on the relevant date pursuant to the Convertible Debentures. However, pursuant to the forbearance agreement, YA has agreed not to cause an event of default based on this obligation until August 22, 2026.

2025 GPO Convertible Note / Prior GPO Convertible Note

On June 30, 2023, the Company issued to GPO FN Noteholder LLC (the “GPO Investor”) a subordinated convertible promissory note in an initial principal amount of $46.8 million (the “Prior GPO Convertible Note”). Pursuant to the terms of the Prior GPO Convertible Note, paid-in-kind interest accrued from the date of issuance through June 30, 2024. Beginning on July 1, 2024, the Company was required to pay interest with either cash or shares, solely at the discretion of the Company. Accordingly, since September 30, 2024 and through December 31, 2025, the Company issued the GPO Investor 346,058 Class A Common Shares, in the aggregate, in satisfaction of quarterly interest.

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

Capital expenditures

Capital expenditures primarily consist of purchases of capitalized software costs and property and equipment. Our capital expenditures program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment to grow our business. We typically fund our capital expenditures through cash on hand. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. Our total capital expenditures were $3.3 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$895	$(2,895)
Investing activities	$(3,323)	$36,795
Financing activities	$(3,705)	$(28,817)
Effect of exchange rates on cash	$(231)	$116
Net change in cash and cash equivalents	$(6,364)	$5,199

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

Cash provided by operating activities in the six months ended June 30, 2026 was $0.9 million, an increase of $3.8 million compared to the six months ended June 30, 2025. The primary factors affecting our net operating cash flows during this period were our net loss of $71.4 million, which includes non-cash net charges totaling $67.4 million, including impairment of goodwill of $54.7 million, non-cash and paid-in-kind interest expense of $1.3 million, stock-based compensation expense of $3.9 million, a gain due to the change in fair value of financial instruments of $2.0 million, amortization and depreciation of $8.8 million, other non-cash charges of $0.7 million, and the effect of changes in operating assets and liabilities that resulted in cash inflows of $4.9 million.

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

Investing activities

Net cash used by investing activities in the six months ended June 30, 2026 was $3.3 million compared to net cash provided by investing activities of $36.8 million in the six months ended June 30, 2025. Net cash used in investing activities in the six months ended June 30, 2026 consisted of cash paid of $3.3 million for capital expenditures primarily related to software development costs. Net cash provided by investing activities in the six months ended June 30, 2025 primarily consisted of cash proceeds from the sale of a business of $40.3 million partially offset by cash paid of $3.5 million of capital expenditures primarily related to software development costs.

Financing activities

Net cash used in financing activities in the six months ended June 30, 2026 was $3.7 million, compared to $28.8 million for the six months ended June 30, 2025. Net cash used in financing activities during the six months ended June 30, 2026 primarily consisted of payments of long-term debt and deferred financing costs primarily related to 2025 Senior Term Loan payments of $3.7 million partially offset by the proceeds from the issuance of shares from the ESPP purchases of $0.1 million. Net cash used in financing activities during the six months ended June 30, 2025 primarily consisted of payments of long-term debt and deferred financing costs primarily related to the Amendments to the Credit Agreement of $29.0 million partially offset by cash proceeds from $0.1 million from the proceeds of the exercise of stock options and ESPP purchases.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the six months ended June 30, 2026, as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 24, 2026.

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

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenues for the three and six months ended June 30, 2026, were impacted by less than 1.0% compared to the three and six months ended June 30, 2025.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate 2025 Senior Term Loan. Our exposure to changes in interest rates in the future is currently associated with the secured overnight financing rate as determined by the Federal Reserve Bank of New York ("SOFR").

As of June 30, 2026, we had outstanding borrowings on our Senior Term Loan of $70.3 million, which bears interest at a variable rates, set at the Company's option, based on a referenced rate plus 8.50%, or SOFR plus 9.50%. At June 30, 2026, the interest rate on our 2025 Senior Term Loan was 13.14% determined based on SOFR plus 9.50%. Assuming no change in the outstanding borrowings on our 2025 Senior Term Loan, we estimate that a one percentage point increase in SOFR would increase our annual cash interest expense by approximately $0.7 million.

Inflation Risk

Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our business.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, due to the material weakness identified in the prior year, our disclosure controls and procedures were not effective as of June 30, 2026. Notwithstanding the material weakness, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than the material weakness disclosure in our Annual Report on Form 10-K filed with the SEC on March 24, 2026, and material weakness remediation activities that have begun in 2026, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than as reported on each of our Current Reports on Form 8-K, we did not have any unregistered sales of equity securities during the three months ended June 30, 2026.

Use of Proceeds

Not applicable.

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended June 30, 2026.

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

Annex A-2 to the Proxy Statement/Prospectus filed on July 5, 2022 (File No.333-261483).
3.1	Certificate of Incorporation of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
3.2	Bylaws of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.2 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-396972)
4.1	Warrant Agreement, dated as of October 28, 2020, by and among Duddell Street Acquisition Corp and Continental Stock Transfer & Trust Company, as warrant agent.	Exhibit 4.1 of DSAC’s Current Report on Form 8-K filed with the SEC on November 2, 2020 (File No. 333-249207).
4.2	Form of Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on March 20, 2023 (File No. 001-39672).
10.1+* 10.2+	Employment Agreement, dated July 24, 2026, by and between the Company and Key Compton Performance-Based Restricted Stock Award, dated July 24, 2026, by and between the Company and Key Compton	Filed with this report. Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32	Section 1350 Certifications.	Furnished with this report.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Submitted electronically with this report.

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

FISCALNOTE HOLDINGS, INC.

Date: August 10, 2026	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Date: August 10, 2026	By:	/s/ Key Compton
Name: Key Compton
Title: Chief Executive Officer