Form 10-Q
period 2026-09-30
FiscalNote Holdings, Inc.
filed 2026-11-09
CIK 1823466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

FISCALNOTE HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	001-39672	88-3772307
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
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

As of November 6, 2026, the registrant had 66,196,439 shares of Class A common stock, $0.0001 par value per share, outstanding, and 690,909 shares of Class B common Stock, $0.0001 par value per share, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They may appear in a number of places throughout this Quarterly Report on Form 10-Q, including Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors,” and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our future results of operations, financial condition and liquidity, our prospects, growth, strategies and the markets in which FiscalNote operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting FiscalNote. Factors that may impact such forward-looking statements include:

•
risk of our creditors enforcing their respective rights to call an event of default based on our existing defaults under our indebtedness;
•
FiscalNote's future capital requirements, as well as its ability to service its repayment obligations and regain compliance with covenants and restrictions under its existing debt agreements;
•
the possibility any exploration of strategic alternatives does not result in any transaction or other outcome or that any outcome is disruptive to operations and impacts financial performance;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except shares, and par value)

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$10,208	$24,319
Restricted cash	636	633
Short-term investments	-	1,995
Accounts receivable, net	6,798	11,953
Costs capitalized to obtain revenue contracts, net	1,701	2,304
Prepaid expenses	2,276	2,456
Other current assets	2,241	1,890
Total current assets	23,860	45,550

Property and equipment, net	3,592	4,177
Capitalized software costs, net	13,129	12,585
Noncurrent costs capitalized to obtain revenue contracts, net	1,670	2,479
Operating lease assets	12,185	13,646
Goodwill	63,882	122,984
Customer relationships, net	24,481	30,671
Database, net	12,525	14,077
Other intangible assets, net	6,108	8,208
Other non-current assets	875	761
Total assets	$162,307	$255,138

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$98,749	$2,813
Accounts payable and accrued expenses	5,614	7,257
Deferred revenue, current portion	24,583	29,778
Customer deposits	457	1,067
Operating lease liabilities, current portion	3,469	3,320
Other current liabilities	145	191
Total current liabilities	133,017	44,426

Long-term debt, net of current maturities	11,963	125,635
Deferred tax liabilities	76	476
Deferred revenue, net of current portion	106	266
Operating lease liabilities, net of current portion	16,669	19,312
Public and private warrant liabilities	276	477
Other non-current liabilities	2,710	2,595
Total liabilities	164,817	193,187
Commitments and contingencies (Note 16)

Stockholders' equity:
Class A Common stock ($0.0001 par value, 1,700,000,000 authorized, 38,137,877 and 15,557,379 issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	4	2
Class B Common stock ($0.0001 par value, 9,000,000 authorized, 690,909 issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	-	-
Additional paid-in capital	944,146	933,905
Accumulated other comprehensive income	2,814	190
Accumulated deficit	(949,474)	(872,146)
Total stockholders' (deficit) equity	(2,510)	61,951
Total liabilities and stockholders' equity	$162,307	$255,138

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except shares and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Subscription	$18,054	$21,182	$55,907	$67,794
Non-subscription	606	1,247	2,359	5,410
Total revenues	18,660	22,429	58,266	73,204
Operating expenses: (1)
Cost of revenues, including amortization	3,442	4,774	11,571	16,706
Research and development	1,698	2,081	5,320	7,451
Sales and marketing	3,910	6,262	14,133	20,713
Editorial	2,521	3,247	9,532	11,517
General and administrative	6,263	13,900	24,998	41,576
Amortization of intangible assets	1,863	1,904	5,645	6,169
Impairment of goodwill	-	-	54,700	-
Total operating expenses	19,697	32,168	125,899	104,132
Operating loss	(1,037)	(9,739)	(67,633)	(30,928)

Loss (gain) on sale of businesses (Note 3)	920	(1,161)	920	(16,585)
Interest expense, net	3,724	3,695	10,984	13,160
Change in fair value of financial instruments	(150)	6,994	(2,105)	7,900
Loss on debt extinguishment, net	304	6,174	304	7,958
Other expense (income), net	43	(349)	(122)	86
Loss before income taxes	(5,878)	(25,092)	(77,614)	(43,447)
Provision (benefit) from income taxes	3	(237)	(286)	(1,071)
Net loss	(5,881)	(24,855)	(77,328)	(42,376)
Other comprehensive income	1,737	667	2,624	1,030
Total comprehensive loss	$(4,144)	$(24,188)	$(74,704)	$(41,346)

Net loss used to compute basic and diluted loss per share	$(5,881)	$(24,855)	$(77,328)	$(42,376)

Loss per share attributable to common shareholders (Note 12):
Basic and Diluted	$(0.18)	$(1.73)	$(2.99)	$(3.20)
Weighted average shares used in computing loss per share attributable to common shareholders:
Basic and Diluted	32,939,255	14,376,802	25,830,424	13,259,124

(1) Amounts include stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues, including amortization	$18	$44	$85	$104
Research and development	83	234	146	818
Sales and marketing	(38)	348	360	799
Editorial	26	157	239	373
General and administrative	201	2,853	3,329	8,881

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

	Temporary Equity		Equity (Deficit)
	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	-	-	12,590,441	1	899,943	4,786	(806,899)	97,831
Issuance of Class A common stock upon vesting of restricted share units	-	-	74,041	-	-	-	-	-
Issuance of Class A common stock upon exercise of employee stock purchase plan	-	-	13,704	-	148	-	-	148
Prior GPO interest conversion	-	-	62,143	-	73	-	-	73
Dragonfly note conversion	-	-	5,613	-	946	-	-	946
Era Note (Note 7)	216,338	2,719	(100,334)	-	-	-	-	-
Brokerage Shares issued	-	-	25,000	-	315	-	-	315
Stock-based compensation expense	-	-	-	-	3,375	-	-	3,375
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(42)	-	-	(42)
Net loss	-	-	-	-	-	-	(4,250)	(4,250)
Foreign currency translation gain	-	-	-	-	-	301	-	301
Balance at March 31, 2025	216,338	$2,719	12,670,608	$1	$904,758	$5,087	$(811,149)	$98,697
Issuance of Class A common stock upon vesting of restricted share units	-	-	200,702	-	-	-	-	-
Prior GPO convertible note interest conversion	-	-	140,975	-	956	-	-	956
Convertible Note conversion	-	-	599,428	-	4,782	-	-	4,782
Stock-based compensation expense	-	-	-	-	3,965	-	-	3,965
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(84)	-	-	(84)
Net loss	-	-	-	-	-	-	(13,271)	(13,271)
Foreign currency translation gain	-	-	-	-	-	50	-	50
Balance at June 30, 2025	216,338	$2,719	13,611,713	$1	$914,377	$5,137	$(824,420)	$95,095
Issuance of Class A common stock upon exercise of employee stock purchase plan	-	-	23,698	-	128	-	-	128
Issuance of Class A common stock upon vesting of restricted share units	-	-	96,544	-	-	-	-	-
Prior GPO Convertible Note extinguishment (Note 7)	-	-		-	-	(4,443)	-	(4,443)
Era Note (Note 7)	(33,758)	(312)	42,218	-	364	-	-	364
Era Note Share Return (Note 7)	(182,580)	(2,407)		-	-	-	-	-
Convertible Debenture (Note 7)	-	-	478,322	-	2,186	-	-	2,186
Dragonfly change in fair value	-	-		-	-	(1,113)	-	(1,113)
Convertible Note conversion	-	-	449,991	-	3,939	-	-	3,939
Stock-based compensation expense	-	-	-	-	3,635	-	-	3,635
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(105)	-	-	(105)
Net loss	-	-	-	-	-	-	(24,855)	(24,855)
Foreign currency translation gain	-	-	-	-	-	667	-	667
Balance at September 30, 2025	-	$-	14,702,486	$1	$924,524	$248	$(849,275)	$75,498

Balance at December 31, 2025	-	-	16,248,288	2	933,905	190	(872,146)	61,951
Issuance of Class A common stock upon vesting of restricted stock units	-	-	159,545	-	26	-	-	26
Issuance of Class A common stock upon exercise of employee stock purchase plan	-	-	36,285	-	45	-	-	45
Convertible Note conversion	-	-	2,736,978	-	3,083	-	-	3,083
GPO convertible note interest conversion	-	-	221,050	-	392	-	-	392
Stock-based compensation expense	-	-	-	-	3,041	-	-	3,041
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(51)	-	-	(51)
Net loss	-	-	-	-	-	-	(43,613)	(43,613)
Foreign currency translation loss	-	-	-	-	-	(79)	-	(79)
Balance at March 31, 2026	-	$-	19,402,146	$2	$940,441	$111	$(915,759)	$24,795
Issuance of Class A common stock upon vesting of restricted stock units	-	-	229,502	-	-	-	-	-
Convertible Note conversion	-	-	4,196,829	-	831	-	-	831
GPO convertible note conversion	-	-	4,313,935	1	691	-	-	692
Stock-based compensation expense	-	-	-	-	828	-	-	828
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(4)	-	-	(4)
Change in fair value in debt instruments			-	-	-	997	-	997
Net loss	-	-	-	-	-	-	(27,834)	(27,834)
Foreign currency translation loss	-	-	-	-	-	(31)	-	(31)
Balance at June 30, 2026	-	$-	28,142,412	$3	$942,787	$1,077	$(943,593)	$274
Issuance of Class A common stock upon vesting of restricted stock units	-	-	221,561	-	-	-	-	-
Issuance of Class A common stock upon exercise of employee stock purchase plan	-	-	211,389	-	-	-	-	-
Convertible Note conversion	-	-	9,361,712	1	728	-	-	729
GPO convertible note conversion	-	-	891,712	-	349	-	-	349
Stock-based compensation expense	-	-	-	-	290	-	-	290
Withholding taxes on net share settlement of stock-based compensation and option exercises	-	-	-	-	(8)	-	-	(8)
Change in fair value in debt instruments			-	-	-	1,761	-	1,761
Net loss	-	-	-	-	-	-	(5,881)	(5,881)
Foreign currency translation loss	-	-	-	-	-	(24)	-	(24)
Balance at September 30, 2026	-	$-	38,828,786	$4	$944,146	$2,814	$(949,474)	$(2,510)

See accompanying notes to unaudited condensed consolidated financial statements.

FISCALNOTE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net loss	$(77,328)	$(42,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	704	790
Amortization of intangible assets and capitalized software development costs	10,497	13,251
Amortization of deferred costs to obtain revenue contracts	1,880	2,471
Impairment of goodwill	54,700	-
Loss (gain) on sale of businesses (Note 3)	920	(16,585)
Non-cash operating lease expense	1,457	1,470
Stock-based compensation	4,159	10,975
Bad debt expense	177	316
Unrealized loss on securities	3	67
Change in fair value of financial instruments	(2,105)	7,900
Deferred income tax benefit	(399)	(1,288)
Paid-in-kind interest, net	855	4,201
Non-cash interest expense	1,060	2,602
Loss on debt extinguishment, net	304	7,958
Other non-cash	14	-
Changes in operating assets and liabilities:
Accounts receivable, net	4,063	1,072
Prepaid expenses and other current assets	603	(1,384)
Costs capitalized to obtain revenue contracts, net	(632)	(1,742)
Other non-current assets	(7)	(7)
Accounts payable and accrued expenses	(377)	(74)
Deferred revenue	(3,089)	3,510
Customer deposits	(556)	(772)
Other current liabilities	243	(999)
Lease liabilities	(2,492)	(2,327)
Other non-current liabilities	-	(193)
Net cash used in operating activities	(5,346)	(11,164)

Investing Activities:
Capital expenditures	(5,217)	(5,561)
Cash proceeds from the sale of businesses, net (Note 3)	5,201	46,913
Redemptions of investments	2,000	-
Net cash provided by investing activities	1,984	41,352

Financing Activities:
Proceeds from long-term debt, net of issuance costs	-	100,985
Principal payments of long-term debt	(10,576)	(128,353)
Payment of deferred financing costs	-	(5,273)
Proceeds from exercise of stock options and employee stock purchase plan purchases	45	275
Net cash used in financing activities	(10,531)	(32,366)

Effects of exchange rates on cash	(215)	52

Net change in cash, cash equivalents, and restricted cash	(14,108)	(2,126)
Cash, cash equivalents, and restricted cash, beginning of period	24,952	29,454
Cash, cash equivalents, and restricted cash, end of period	$10,844	$27,328

Supplemental Noncash Investing and Financing Activities:
Issuance of common stock for conversion of debt and interest	$7,516	$1,902
Amounts held in holdback/escrow related to the sale of businesses	$1,759	$738
Property and equipment purchases and capitalized software included in accounts payable	$99	$67

Supplemental Cash Flow Activities:
Cash paid for interest	$6,905	$7,360
Cash paid for taxes	$334	$999

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

As a historical explanatory note, on July 29, 2022, the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of November 7, 2021, and as amended on May 9, 2022, (the “Merger Agreement”), by and among FiscalNote Holdings, Inc., a Delaware corporation (“Old FiscalNote”), Duddell Street Acquisition Corp., a Cayman Islands exempted company (“DSAC”), and Grassroots Merger Sub, Inc., a Delaware Corporation and a wholly owned direct subsidiary of DSAC (“Merger Sub” and, together with DSAC, the “DSAC Parties”). Pursuant to these transactions, Merger Sub merged with and into Old FiscalNote, with Old FiscalNote becoming a wholly owned subsidiary of DSAC (the “Business Combination” and, collectively with the other transactions described in the Business Combination Agreement, the “Transactions”). In connection with the closing of the Transactions (the “Closing”), DSAC domesticated and continued as a Delaware corporation under the name of “FiscalNote Holdings, Inc. ” (“New FiscalNote”). Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company, ” “FiscalNote, ” “we, ” “us, ” or “our” refer to the business of Old FiscalNote, which became the business of New FiscalNote and its subsidiaries following the Closing.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s balance sheet and its results of operations, including its comprehensive loss, temporary equity, stockholders' equity (deficit), and cash flows. All adjustments are of a normal recurring nature. The results for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarters or for the fiscal year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company’s cash, cash equivalents, restricted cash, and short-term investments were $10,844 at September 30, 2026, compared with $26,947 at December 31, 2025. Further, the Company had a negative working capital balance of $120,001 (excluding cash and short-term investments) at September 30, 2026 and had an accumulated deficit of $949,474 and $872,146 as of September 30, 2026 and December 31, 2025, respectively, and incurred net losses of $76,408 and of $58,961 (excluding the effect of the loss (gain) on sale of businesses) for the nine months ended September 30, 2026 and 2025, respectively. Historically, the Company’s cash flows from operations have not been sufficient to fund its current operating model and the Company partially funded its operations through raising equity and debt and selling assets (see Note 3, Dispositions).

On January 31, 2026 the Company did not meet its 2025 Senior Term Loan minimum annualized recurring revenue financial covenant requirement. On March 23, 2026, the Company entered into Amendment No. 1 of the 2025 Senior Term Loan, which among other things, (a) waived the event of default arising from the Company’s failure to satisfy the annualized recurring revenue covenant at January 31, 2026, (b) revised the minimum thresholds for annualized recurring revenue and consolidated adjusted EBITDA and reduced minimum liquidity requirements through March 31, 2027, (c) revised the Company’s interest and principal repayment requirements, and (d) require the Company to prepay $20,000 of principal no later than March 31, 2027. (See Note 7, Debt for additional details). If the Company does not amend its financial covenants under the 2025 Senior Term Loan before April 1, 2027, it is probable the Company will not be able to meet its then-required financial covenants.

On April 13, 2026, the Company’s Class A common stock and warrants, each exercisable for 0.130952 shares of Class A common stock at an exercise price of $11.50 per whole warrant (an effective price of $87.82 per share), were delisted from the NYSE. The NYSE delisting caused events of default under the YA Convertible Notes and the 2025 GPO Convertible Note (together, the “Subordinated Notes”). On April 21, 2026, the Company entered into forbearance agreements with each of GPO FN Noteholder, LLC (“GPO”) and YA II PN, Ltd (together with GPO, the “Subordinated Creditors”), which were extended on each of May 18, 2026, June 24, 2026 and July 22, 2026, pursuant to which the Subordinated Creditors agreed to waive defaults under the terms of subordinated convertible debt instruments issued to the Subordinated Creditors arising from the NYSE delisting, and to forbear from exercising any rights relating to such defaults, until August 21, 2026. The aforementioned forbearance agreements expired on August 22, 2026 and the Company is in default under the Subordinated Notes; accordingly, the Company is also in default of its 2025 Senior Term Loan due to the cross-default provision within the 2025 Senior Term Loan.

At September 30, 2026 the Company did not meet its (a) minimum Annual Recurring Revenue financial covenant; (b) minimum cash balance; and (c) minimum Adjusted EBITDA covenant requirement for the twelve month period ending September 30, 2026; all of which have not been waived, and as of the date of this filing the 2025 Senior Term Loan lenders have not exercised their default rights, which could include the immediate repayment of the amount outstanding under the 2025 Senior Term Loan.

These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern and meet the Company’s obligations as they become due within one year after the date the financial statements are issued.

In response to the foregoing conditions, management is focused on developing plans intended to alleviate the substantial doubt about the Company’s ability to continue as a going concern such as: renegotiating or amending existing debt obligations, to extend maturities, early convert the Subordinated Notes, or otherwise restructure repayment terms; and pursuing the sale of assets or business units to generate liquidity and reduce outstanding indebtedness. Management’s plans must also generate sufficient cash to, among other things, fund the Company’s operations, while also maintaining compliance with its liquidity covenant, and fulfill the remaining $15,049 principal prepayment required pursuant to Amendment No. 1 of the 2025 Senior Term Loan which is due no later than March 31, 2027; which at this time the Company has no ability to satisfy. In addition, we are focused on implementing various cost saving measures such as the possible termination of certain non-essential operations, a reduction in spending on certain operations, the deferral or termination of certain contractual obligations, and the possible deregistration of the Company's securities or other suspension of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s Class A Common Stock and public warrants are currently traded on the OTCID Basic Market.

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

There is no assurance that any of management’s plans will be pursued or achieve the intended results and at this time management has concluded that its current plans do not alleviate substantial doubt, as there can be no assurance that any of these plans will be successfully implemented on acceptable terms, or at all. If pursuit of any strategic plan is unsuccessful, our Board may decide or be required by our creditors to seek relief under the US Bankruptcy Code. In the event of a bankruptcy, we do not expect there to be sufficient assets to fully satisfy all creditors, in which case the holders of Common Stock and warrants would lose all or substantially all of their investment.

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

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. The Company’s cash and cash equivalents at times exceed amounts guaranteed by the Federal Deposit Insurance Corporation. The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At September 30, 2026, approximately 65% of the Company’s cash, cash equivalents, and restricted cash were held at a single bank.

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. This allowance is based upon historical loss patterns, the number of days billings are past due, collection history of each customer, an evaluation of the potential risk of loss associated with delinquent accounts and current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss patterns. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations and comprehensive income (loss), included in sales and marketing expense, up to the amount of revenues recognized to date. Any incremental allowance is recorded as an offset to deferred revenue on the condensed consolidated balance sheets. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of September 30, 2026 and December 31, 2025, allowance for credit losses of $1,274 and $1,454, respectively, was included in the accounts receivable, net balance.

No single customer accounted for more than 10% of the Company's accounts receivable balance as of September 30, 2026 and December 31, 2025. Revenues derived from the U.S. Federal Government were 20% and 17% of revenues for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, assets located in the United States were approximately 98% and 99% of total assets, respectively.

As of September 30, 2026, three vendors individually accounted for more than 10% of the Company's accounts payable balance. As of December 31, 2025, one vendor accounted for more than 10% of the Company's accounts payable balance. During the nine months ended September 30, 2026, one vendor represented more than 10% of the total purchases made. During the nine months ended September 30, 2025, no vendors represented more than 10% of the total purchases made.

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

Note 2. Revenues

Disaggregation of Revenue

The following table depicts the Company's disaggregated revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Subscription	$18,054	$21,182	$55,907	$67,794
Advisory	97	348	627	1,724
Advertising	227	282	816	1,237
Other revenue	282	617	916	2,449
Total	$18,660	$22,429	$58,266	$73,204

Revenue by Geographic Locations

The following table depicts the Company’s revenue by geographic operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America	$17,453	$21,083	$54,576	$64,692
Rest of the world	1,207	1,346	3,690	8,512
Total	$18,660	$22,429	$58,266	$73,204

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. North America revenue consists solely of revenue attributed to the United States. For the three months ended September 30, 2026 and 2025, revenue attributed to Belgium (presented within the Rest of the world in the above table) represented approximately 6%. For the nine months ended September 30, 2026 and 2025, revenue attributed to Belgium (presented within the Rest of the world in the above table) represented approximately 6% and 5% of total revenues, respectively. For the nine months ended September 30, 2025, revenue attributed to the United Kingdom (presented within the Rest of the world in the above table) represented 6%. No other foreign country represented more than 5% of total revenue during the three and nine months ended September 30, 2026 and 2025.

Contract Assets

The Company had contract assets of $155, $590, and $1,240 as of September 30, 2026, December 31, 2025, and December 31, 2024, respectively. Contract assets are generated when contractual billing schedules differ from the timing of revenue recognition or cash collections. They represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. They are recorded as part of other current assets on the condensed consolidated balance sheets.

Deferred Revenue

Details of the Company’s deferred revenue for the periods presented are as follows:

Balance at December 31, 2024	$35,475
Sale of Dragonfly, Oxford Analytica, and TimeBase	(7,698)
Revenue recognized in the current period from amounts in the prior balance	(30,933)
New deferrals, net of amounts recognized in the current period	33,772
Effects of foreign currency	473
Balance at September 30, 2025	$31,089

Balance at December 31, 2025	$30,044
Revenue recognized in the current period from amounts in the prior balance	(27,407)
New deferrals, net of amounts recognized in the current period	24,437
Effects of foreign currency	(70)
Sale of FrontierView	(2,315)
Balance at September 30, 2026	$24,689

Costs to Obtain

During the nine months ended September 30, 2026 and 2025, the Company capitalized $641 and $1,688 of costs to obtain revenue contracts. The Company amortized costs capitalized to obtain revenue contracts in the amount of $563 and $783 to sales and marketing expense during the three months ended September 30, 2026 and 2025, respectively, and $1,880 and $2,471 during the nine months ended September 30, 2026 and 2025, respectively. There were no impairments of costs capitalized to obtain revenue contracts for the three and nine months ended September 30, 2026 and 2025.

Unsatisfied Performance Obligations

At September 30, 2026, the Company had $53,359 of remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations. This remaining contract consideration is expected to be recognized over the next five years.

Note 3. Dispositions

2026 Disposition

Sale of FrontierView

On August 27, 2026 (the "Closing Date"), the Company entered into an Equity Purchase Agreement (the "Purchase Agreement") with Oxford Economics USA, Inc., a Pennsylvania corporation (the "Buyer"), providing for the sale of all of the outstanding equity interests in Frontier Strategy Group, LLC ("FrontierView"), a Delaware limited liability company. On the Closing Date, after adjustments based on the FrontierView estimated working capital and transaction expenses, the Company received $5,301 in cash (excluding $1,055 of the purchase price that was deposited into escrow to satisfy certain potential post-closing purchase price adjustments and indemnification claims and including $100 of cash acquired by the Buyer). As a result of the sale, the Company recorded a pre-tax loss on disposal of $920 during the three and nine months ended September 30, 2026. The purchase price is subject to adjustment pursuant to the Purchase Agreement; accordingly, the loss on sale may increase, or decrease, as the case may be, upon finalization of the purchase price. The Purchase Agreement also provides for earn-out payments of up to $3,000 in the aggregate, consisting of two payments of $1,500 each, contingent on FrontierView’s annual recurring revenue exceeding specified thresholds as of September 30, 2026 and December 31, 2026, respectively. The annual recurring revenue threshold as of September 30, 2026 was not met; accordingly, the Company did not receive the first $1,500 earn-out payment. The Company may receive the second $1,500 earn-out payment if the annual recurring revenue threshold as of December 31, 2026 is met. The proceeds from the sale of FrontierView were used to prepay and retire $4,951 of term loans under the 2025 Senior Term Loan and $49 of accrued and unpaid interest associated with the retired amount.

The Company determined that FrontierView was not a significant subsidiary, and the sale did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for FrontierView were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements."

2025 Dispositions

Sale of Oxford Analytica and Dragonfly

On February 21, 2025 (the "Signing Date"), the Company entered into an equity purchase agreement (the "Equity Purchase Agreement") with Factiva Ltd. ("Factiva"), a limited company organized under the laws of England and Wales, providing for the sale of all of the outstanding equity interests in each of Dragonfly Eye Limited, a UK private limited company (“Dragonfly”), and The Oxford Analytica International Group, LLC, a Delaware limited liability company (“Oxford” and collectively with Dragonfly, the “Sold Businesses”). At closing of the sale on March 31, 2025, after adjustments based on the Sold Businesses' estimated working capital, indebtedness, and transaction expenses, the Company received $40,000 in cash (excluding $400 of the purchase price that was deposited into escrow to satisfy certain potential post-closing purchase price adjustments and indemnification claims and including $813 of cash acquired by Factiva). As a result of the sale, the Company recorded a pre-tax gain on disposal of $15,260 for the nine months ended September 30, 2025.

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

The following table details the composition of lease expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$889	$972	$2,818	$3,083
Variable lease cost	94	55	321	169
Short-term lease cost	15	5	25	50
Total lease costs	$998	$1,032	$3,164	$3,302
Sublease income	$(77)	$(27)	$(170)	$(81)

Cash payments related to operating lease liabilities were $1,239 and $1,282 for the three months ended September 30, 2026 and 2025, respectively, and $3,833 and $3,964 for the nine months ended September 30, 2026 and 2025, respectively.

Note 5. Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of the Company’s intangible assets by major class:

	September 30, 2026			December 31, 2025			Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Useful Life (Years) September 30, 2026
Customer relationships	$62,787	$(38,306)	$24,481	$66,570	$(35,899)	$30,671	6.3
Developed technology	19,750	(17,989)	1,761	21,738	(18,738)	3,000	4.3
Databases	29,142	(16,617)	12,525	29,145	(15,068)	14,077	6.2
Tradenames	9,086	(5,330)	3,756	9,325	(5,090)	4,235	5.9
Patents	857	(266)	591	871	(248)	623	17.0
Content library	-	-	-	592	(242)	350	-
Total	$121,622	$(78,508)	$43,114	$128,241	$(75,285)	$52,956

Finite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. Amortization of intangible assets, excluding developed technology, was $1,863 and $1,904 for the three months ended September 30, 2026 and 2025, respectively, and $5,645 and $6,169 for the nine months ended September 30, 2026 and 2025, respectively.

Amortization of developed technology was recorded as part of cost of revenues, including amortization in the amount of $130 and $153 for the three months ended September 30, 2026 and 2025, respectively, and $435 and $519 for the nine months ended September 30, 2026 and 2025, respectively.

The expected future amortization expense for intangible assets as of September 30, 2026 is as follows:

2026 (remainder)	$1,907
2027	7,629
2028	7,409
2029	7,160
2030	6,916
Thereafter	12,093
Total	$43,114

Capitalized software development costs

Capitalized software development costs are as follows:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software development costs	$42,616	$(29,487)	$13,129	$38,284	$(25,699)	$12,585

During the nine months ended September 30, 2026 and 2025, the Company capitalized interest on capitalized software development costs in the amount of $290 and $326, respectively. Amortization of capitalized software development costs was recorded as part of cost of revenues, including amortization in the amount of $1,473 and $1,617 for the three months ended September 30, 2026 and 2025, respectively, and $4,417 and $6,562 for the nine months ended September 30, 2026 and 2025, respectively. The estimated useful life is determined at the time each project is placed in service.

Impairment of long-lived assets

We periodically assess whether any indicators of impairment existed related to our intangible assets. We identified triggering events during the first and second quarters of 2026, as discussed in Note 6, Goodwill. These triggering events indicated we should test the related long-lived assets for impairment in certain of our asset groups. We tested each applicable asset group by first performing a recoverability test, comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were sufficient to recover the carrying value of certain asset groups. As a result, we concluded that no impairment charge was to be recorded for long-lived assets during the first and second quarters of 2026.

Note 6. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized, but are rather tested for impairment at least annually as of October 1 of each year.

The changes in the carrying amounts of goodwill, which are generally not deductible for tax purposes, are as follows:

Balance at December 31, 2025	$122,984
Impairment	(54,700)
Sale of FrontierView	(4,365)
Impact of foreign currency	(37)
Balance at September 30, 2026	$63,882

During the first quarter of 2026, the Company experienced a decline in its market capitalization based upon its publicly quoted share price, the Company failed to satisfy its annualized recurring revenue covenant for the month ended January 31, 2026, reflecting continued pressure on customer retention and organic revenue, and the Company began trading on the OTCID Basic Market. During the second quarter of 2026, the Company experienced a further decline in its market capitalization based upon its publicly quoted share price, the Company failed to satisfy its minimum adjusted EBITDA requirement pursuant to its 2025 Senior Term Loan, and the Company reset its long-range projections. The Company evaluated these factors and in combination, determined that they constituted triggering events requiring interim goodwill impairment assessments under ASC 350. Accordingly, the Company recorded a goodwill impairment of $35,600 in the first quarter of 2026 and a goodwill impairment of $19,100 in the second quarter of 2026 in the condensed consolidated statement of operations. Prior to the quantitative goodwill impairment test performed during the first and second quarters of 2026, the Company tested the recoverability of its long-lived assets, and concluded that none of its intangibles were impaired. See Note 5, Intangible Assets. The Company performed a qualitative analysis over its goodwill during the third quarter of 2026 and determined there were no triggering events that would indicate a goodwill impairment; accordingly, no quantitative goodwill impairment test was performed during the third quarter of 2026. As of September 30, 2026, the Company’s single reporting unit, which is also the Company's single reportable segment, had a negative carrying amount of net assets. All of the Company's goodwill totaling $63,882 has been attributed to this single reporting unit.

On January 1, 2025, effective with the appointment of our then new CEO, the Company reassessed its goodwill reporting unit and determined that the Company operates out of a single reporting unit. Accordingly, the Company performed a quantitative goodwill impairment assessment immediately prior to, and on, January 1, 2025, which resulted in no impairment of goodwill.

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

Note 7. Debt

The following presents the carrying value of the Company’s debt as of the respective period ends:

	September 30, 2026	December 31, 2025
2025 Senior Term Loan	$63,487	$74,063
2025 GPO Convertible Note	16,866	19,235
Convertible Debentures	20,766	26,663
Dragonfly Seller Convertible Notes	11,963	11,982
Total gross debt	113,082	131,943
Debt issuance costs	(2,370)	(3,495)
Total	110,712	128,448
Less: Current maturities	(98,749)	(2,813)
Total long-term debt	$11,963	$125,635

2025 Senior Term Loan/ Prior Senior Term Loan

2025 Senior Term Loan

On August 5, 2025, the Company entered into a financing agreement (the "Financing Agreement"), as amended, by and among the Company, as parent guarantor, the Company's domestic subsidiaries party thereto as borrowers and guarantors, the lenders from time to time party thereto, and MGG Investment Group LP, as collateral agent and as administrative agent, pursuant to which the lenders agreed to advance $75,000 which matures on August 12, 2029 (the "2025 Senior Term Loan"). The 2025 Senior Term Loan ranks senior to all other debt and is secured by a first priority lien on substantially all of the Company's assets. Obligations under the 2025 Senior Term Loan bear interest at variable rates, set at the Company’s option, based on a reference rate plus 8.50%, or the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus 9.50%. Interest is payable in cash monthly in arrears. The 2025 Senior Term Loan is repayable in consecutive quarterly installments on the last business day of each March, June, September and December. The Company must also pay a quarterly fee of $38.

The 2025 Senior Term Loan also contains four financial covenants: a minimum cash balance requirement, a minimum annual recurring revenue requirement, a minimum adjusted EBITDA requirement, and a capital expenditure limitation. At September 30, 2026, the Company was not in compliance with the minimum cash balance requirement, the minimum ARR requirement, and the minimum adjusted EBITDA requirement. None of these financial covenant defaults have been waived, although as of the date of this filing, the 2025 Senior Term Loan lenders have reserved their rights to exercise their default rights, which could include the immediate repayment of the amount outstanding under the 2025 Senior Term Loan. Accordingly, amounts outstanding under the Company's 2025 Senior Term Loan are presented as a current liability at September 30, 2026.

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

On August 12, 2025 the Company closed on the 2025 Senior Term Loan and received net proceeds of $72,937 after original issue discount (“OID”) of $2,063, or 2.75%. The Company incurred $960 of lender fees and $962 of fees paid to third parties. OID and capitalized debt issuance costs totaled $3,985 and are treated as a debt discount and are amortized over the term of the 2025 Senior Term Loan using the effective interest method. Amortization expense for the three and nine months ended September 30, 2026 was $331 and $960, and is included within Interest expense, net in the condensed consolidated statements of operations and comprehensive income (loss). The remaining unamortized debt discount at September 30, 2026 is $2,424, and is reflected net within debt on the condensed consolidated balance sheet.

On March 23, 2026, the Company entered into an amendment and waiver with respect to the 2025 Senior Term Loan ("Amendment No. 1"). Pursuant to Amendment No. 1, the lenders waived a specified event of default arising from the Company's failure to satisfy the annualized recurring revenue covenant for the month ended January 31, 2026. Amendment No. 1 amended and restated the financial covenant schedule, including revised minimum thresholds for annualized recurring revenue and consolidated adjusted EBITDA and reduced minimum liquidity requirements through March 31, 2027, after which the minimum liquidity requirement returns to $20,000. Amendment No. 1 increased the quarterly principal repayment to (i) $1,875 for payment on each of March 31, 2026, June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027 and (ii) $938 for each quarterly payment thereafter. Amendment No. 1 also requires the Company to make a mandatory prepayment of $20,000 (reduced to $15,049 as a result of the prepayment of $4,951 on August 27, 2026 with the proceeds from the sale of FrontierView, as noted in Note 3, Dispositions) no later than March 31, 2027, together with any applicable premium and related fees.

On April 13, 2026 the Company's Class A common stock was delisted from the NYSE, which caused events of default under the YA Convertible Notes and the 2025 GPO Convertible Note. On April 21, 2026, the Company entered into forbearance agreements, which were extended on each of May 18, 2026, June 24, 2026 and July 22, 2026, with the Subordinated Creditors who agreed to waive defaults under the terms of their subordinated convertible debt instruments arising from the NYSE delisting, and to forbear from exercising any rights relating to such defaults, until August 21, 2026. The forbearance agreements with the Subordinated Creditors expired on August 22, 2026; without, in either case, any agreement with respect to a waiver of the existing defaults under the YA Convertible Notes and the 2025 GPO Convertible Note; accordingly, the Company is also in default of its 2025 Senior Term Loan due to the cross-default provision within the 2025 Senior Term Loan.

On August 27, 2026, in connection with the sale of FrontierView (See Note 3, Business Dispositions), the Company applied $5,000 of cash proceeds from the sale of FrontierView to retire $4,951 of outstanding principal and $49 of accrued interest under the 2025 Senior Term Loan. The Company accounted for the repayment as a partial extinguishment of debt, derecognizing a pro-rata portion of unamortized debt discount and unamortized debt premium of $192 and $4, respectively, and including $116 of legal costs incurred to effect the repayment in the reacquisition price, resulting in a loss on extinguishment of $304, recorded within loss on debt extinguishment in the condensed consolidated statements of operations.

The Company has elected to pay cash interest based on SOFR, which was 13.24% (plus applicable margin) at September 30, 2026. For the three and nine months ended September 30, 2026, the Company recognized $2,309 and $6,905 of cash interest on the 2025 Senior Term Loan.

Upon maturity, the Company is required to pay in cash the greater of $500 or the fair market value of 60,416 shares of Class A Common Stock of the Company (the “Exit Fee”). The Company records non-cash interest expense over the life of the 2025 Senior Term Loan to accrete to the minimum Exit Fee due upon maturity. Accordingly, during the three and nine months ended September 30, 2026, the Company recognized $43 and $122 of interest expense related to the Exit Fee. At September 30, 2026, $173 of the minimum Exit Fee has been accrued and is included within Other current liabilities on the condensed consolidated balance sheet.

Because the Exit Fee is payable in certain redemption scenarios, the Company determined that pursuant to ASC 815 “Derivatives and Hedging” certain of the embedded redemption features meet the definition of a derivative that must be accounted for at fair value with changes in fair value reflected in the condensed consolidated statement of operations and comprehensive income (loss). The fair value of the embedded redemption feature at inception on August 12, 2025 was $90 and was accounted for as a debt premium and is amortized over the term of the 2025 Senior Term Loan using the effective interest method. Amortization expense for the three and nine months ended September 30, 2026 was $7 and $22, and is included within Interest expense, net in the condensed consolidated statements of operations and comprehensive income (loss). The remaining unamortized debt premium at September 30, 2026 is $55, and is reflected net within debt on the condensed consolidated balance sheet. The fair value of the embedded redemption features at September 30, 2026 was $29 and is included as a contra-liability in Accounts payable and accrued expenses on the condensed consolidated balance sheet. The change in fair value of the embedded redemption features is included as a charge of $316 and $136 for the three and nine months ended September 30, 2026, respectively, within Change in fair value of financial instruments on the condensed consolidated statement of operations and comprehensive income (loss). As of September 30, 2026, the unpaid principal balance of the 2025 Senior Term Loan is $63,487.

As part of Amendment No. 1, the Company is accruing a make-whole amount ("Make-Whole Premium"), which equals all interest the Lenders would have earned from the trigger date until the second anniversary of the effective date. The Company recognized $332 and $769 of interest expense related to the Make-Whole Premium during the three and nine months ended September 30, 2026, respectively. At September 30, 2026, $769 of the Make-Whole Premium has been accrued and is included within Accounts payable and accrued expenses on the condensed consolidated balance sheet.

Prior Senior Term Loan

On July 29, 2022, FiscalNote, Inc., a wholly owned indirect subsidiary of FiscalNote Holdings, Inc., entered into a senior credit agreement (the "Prior Senior Term Loan") as amended from time to time. The annual interest of the Prior Senior Term Loan consisted of two components: (a) a cash interest component of the greater of (i) Prime Rate plus 5.0% per annum or (ii) 9.0% payable monthly, and (b) interest payable in kind component of 1.00% per annum, payable in kind monthly.

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

For the nine months ended September 30, 2025, the Company incurred $5,610 and $448 of cash interest and paid-in-kind interest, respectively, on the Prior Senior Term Loan. Paid-in-kind interest is reflected as a component of the carrying value of the Prior Senior Term Loan.

Amortization of debt issuance costs on the Prior Senior Term Loan is recorded within Interest expense, net in the condensed consolidated statements of operations and comprehensive income (loss) and totaled $424 and $2,062 for the three and nine months ended September 30, 2025.

2025 GPO Convertible Note/Prior GPO Convertible Note

On June 30, 2023, the Company issued to GPO FN Noteholder LLC (the “GPO Investor”) a subordinated convertible promissory note in an initial principal amount of $46,794 (the “Prior GPO Convertible Note”). Pursuant to the terms of the Prior GPO Convertible Note, paid-in-kind interest accrued from the date of issuance through June 30, 2024. Beginning on July 1, 2024, the Company was required to pay interest with either cash or shares, solely at the discretion of the Company. Accordingly, since September 30, 2024 and through December 31, 2025, the Company issued the GPO Investor 346,058 shares of Class A Common Stock, in the aggregate, in satisfaction of quarterly interest pursuant to the terms of the Prior GPO Convertible Note.

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

In connection with the April 1, 2026 interest and principal payment made in shares of the Company's Common Stock, the Company and the GPO Investor agreed to a one-time modification to the applicable conversion price of $0.85 per share (in lieu of the contractual formula) for the April 1, 2026 payment only. Accordingly, in April 2026 the Company issued 2,803,698 shares of Class A Common Stock to satisfy (a) its quarterly interest payment for the first quarter of 2026 due on April 1, 2026, and (b) its $2,000 principal repayment requirement, also due on April 1, 2026. The non-cash gain of $1,692 recognized upon these conversions was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the nine months ended September 30, 2026.

On June 16, 2026, the Company entered into a letter agreement with the GPO Investor pursuant to which the GPO Investor waived its right to receive the $2,000 installment amount otherwise payable on July 1, 2026, with such amount instead payable on the maturity date of the 2025 GPO Convertible Note. In June 2026, the Company issued 1,510,237 shares of Class A Common Stock which was credited towards the Company’s July 1, 2026 quarterly interest payment. On July 1, 2026, the Company issued 891,712 shares of Class A Common Stock to fully satisfy its July 1, 2026 quarterly interest payment.

On October 1, 2026, the Company entered into a letter agreement with the GPO Investor pursuant to which the GPO Investor waived its right to receive the $2,000 installment amount otherwise payable on October 1, 2026, with such amount instead payable on the earlier of (a) the GPO Investor's election, and (b) the maturity date of the 2025 GPO Convertible Note. In October and November 2026, the Company issued a total of 7,407,213 shares of Class A Common Stock in satisfaction of its third quarter interest that was due on October 1, 2026.

The 2025 GPO Convertible Note provides for customary events of default upon which repayment of the 2025 GPO Convertible Note may be accelerated, including failure to pay any amounts due and owing under the 2025 GPO Convertible Note, failure to deliver the shares upon a conversion of the 2025 GPO Convertible Note, an uncured breach of any terms of the 2025 GPO Convertible Note and a default under certain of the Company’s other indebtedness. The 2025 GPO Convertible Note includes certain negative covenants related to the Company’s ability to incur indebtedness. On April 13, 2026, the Company’s Class A common stock was delisted from the NYSE. The NYSE delisting caused an event of default under the 2025 GPO Convertible Note. On April 21, 2026, the Company entered into a forbearance agreement with the holder of the 2025 GPO Convertible Note, which was extended on each of May 18, 2026, June 24, 2026 and July 22, 2026, pursuant to which the holder agreed to waive defaults under the terms of the subordinated convertible debt instrument, and to forbear from exercising any rights relating to such defaults, until August 21, 2026. On August 22, 2026 the forbearance agreement with the GPO Investor expired without any waiver of the delisting-related default. Accordingly, amounts outstanding under the Company's 2025 GPO Convertible Note are presented as a current liability at September 30, 2026.

The Company elected to account for the 2025 GPO Convertible Note using the fair value option. The fair market value at September 30, 2026, June 30, 2026, and December 31, 2025 was $16,866, 17,562, and $19,235, respectively. The unrealized change in the fair value of the GPO Convertible Note of $1,043 and $1,677, as a result of the change in the Company's specific credit risk, is recorded in accumulated other comprehensive income for the three and nine months ended September 30, 2026 and the unrealized change in the fair value of the 2025 GPO Convertible Note was recorded in the Change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a loss of $347 and $1,308 during the three and nine months ended September 30, 2026. The Company incurred total interest expense related to the 2025 GPO Convertible Note of $353 and $1,086 for the three and nine months ended September 30, 2026. The unrealized change in the fair value of the 2025 GPO Convertible Note was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a loss of $358 during the three months ended September 30, 2025. The Company incurred interest expense related to the 2025 GPO Convertible Note of $209 for the three months ended September 30, 2025. As of September 30, 2026, the unpaid principal balance of the 2025 GPO Convertible Note is $18,434.

The Company elected to account for the Prior GPO Convertible Note using the fair value option. The unrealized change in the fair value of the Prior GPO Convertible Note was recorded in the Change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a loss of $5,398 and $5,320 for the three and nine months ended September 30, 2025. The Company incurred total interest expense related to the Prior GPO Convertible Note of $452 and $2,354 for the three and nine months ended September 30, 2025, respectively.

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

At any time prior to the maturity dates, and subject to certain ownership and conversion limitations, YA is entitled to convert any portion of the principal amount of the Convertible Debentures and accrued interest thereon into shares of the Company’s Class A Common Stock (the “Debenture Conversion Shares”) at a conversion price equal to 94% of the lowest daily volume weighted average trading price (“VWAP”) during the five trading days prior to the conversion date, subject to a floor price of $0.8884 (the “Floor Price”), unless the Floor Price is waived by the Company in connection with any conversions. The Company has waived the Floor Price in respect of all of YA’s conversions since the VWAP first dropped below the Floor Price.

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

The Convertible Debentures provide for customary events of default, upon which repayment of the Convertible Debentures may be accelerated, including failure to pay any amounts due and owing under the Convertible Debentures, failure to timely deliver the Debenture Conversion Shares, an uncured breach of any terms of the Convertible Debentures and a default under certain of the Company’s other indebtedness. On April 13, 2026, the Company’s Class A common stock was delisted from the NYSE. The NYSE delisting constituted an event of default under the Convertible Debentures. On April 21, 2026, the Company entered into a forbearance agreement with the holder of the Convertible Debentures, which was extended on each of May 18, 2026, June 24, 2026 and July 22, 2026, pursuant to which the holder agreed to waive defaults under the terms of the subordinated convertible debt instrument, and to forbear from exercising any rights relating to such defaults, until August 21, 2026. On August 22, 2026 the forbearance agreement with YA expired without any waiver of the delisting-related default. Accordingly, amounts outstanding under the Company's Convertible Debentures are presented as a current liability at September 30, 2026.

During the three months ended September 30, 2026, YA converted $483 of principal and $79 of accrued interest in exchange for 9,361,712 shares of the Company’s Class A common stock with a fair value of $728. During the nine months ended September 30, 2026, YA converted $3,642 of principal and $750 of accrued interest in exchange for 16,295,519 shares of the Company’s Class A common stock with a fair value of $4,642. The non-cash charge of $213 and $426 recognized upon these conversions was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2026.

The Company elected to account for the First YA Debenture and Second YA Debenture using the fair value option. The fair market value at September 30, 2026 and December 31, 2025 was $20,766 and $26,663, respectively. The unrealized change in the fair value of the First YA Debenture and Second YA Debenture was recorded in the Change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) in the amount of a gain of $621 and $2,431 for the three and nine months ended September 30, 2026. The Company incurred total interest expense related to the First YA Debenture and Second YA Debenture of $303 and $930 for the three and nine months ended September 30, 2026. As of September 30, 2026, the unpaid principal balance of the First YA Debenture and Second YA Debenture is $19,630 and $4,128, respectively.

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

Convertible Notes

Purchased Original Notes

On March 17, 2025 and March 20, 2025, investors holding two convertible notes originally issued in 2020 and assumed by the Company in connection with the Business Combination, with a principal and accrued paid-in-kind interest balance of $5,769 (the "Purchased Original Notes"), sold their convertible notes to EGT 11 LLC (the "Exchange Investor"). In connection with the acquisition of the Purchased Original Notes by the Exchange Investor, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) on March 17, 2025, pursuant to which the Company cancelled the Purchased Original Notes and in exchange (i) issued a convertible note to the Exchange Investor, for $5,500 on March 17, 2025 and (ii) issued a second convertible note for $269 on March 20, 2025 (collectively, the "Third Era Convertible Note"). The acquisition of the Purchased Original Notes by the Exchange Investor and the Exchange Agreement resulted in the extinguishments of the Purchased Original Notes. Accordingly, the Company recognized a loss on debt extinguishment of $1,784 during the nine months ended September 30, 2025. The Company incurred total interest expense related to the Purchased Original Notes, including the amortization of the various discounts, of $202 during the nine months ended September 30, 2025.

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

Pursuant to the terms of the amended Legacy Notes, during the nine months ended September 30, 2025 the Company converted $8,136 of the Legacy Notes into 1,049,421 Class A Common Shares. The Company incurred total interest expense related to the amended Legacy Notes, including the amortization of the various discounts, of $251 and $1,153 during the three and nine months ended September 30, 2025, respectively.

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

The Company elected to account for the Dragonfly Seller Convertible Notes using the fair value option. The fair market value of the Dragonfly Seller Convertible Notes outstanding at September 30, 2026 and December 31, 2025 was $11,963 and $11,982, respectively. The unrealized change in the fair value of the Dragonfly Seller Convertible Notes of $717 and $1,080, as a result of the change in the Company's specific credit risk, is recorded in accumulated other comprehensive income for the three and nine months ended September 30, 2026, respectively. The gain of $83 and non-cash loss of $348 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the unpaid principal and Paid in kind balance of the Dragonfly Seller Convertible Notes is £11,277 pounds sterling (approximately $14,976). The non-cash loss of $707 and $770 was recorded in the Change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2025, respectively. The Company incurred total interest expense related to the Dragonfly Seller Convertible Notes of $292 and $258 during the three months ended September 30, 2026 and 2025, respectively, and $855 and $786 for the nine months ended September 30, 2026 and 2025, respectively.

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

As compensation for its brokerage services provided to the Exchange Investor, the Company also issued 25,000 shares of Common Stock to Northland Securities, Inc. (the “Brokerage Fee Shares”) with a fair value of $315 that was reflected as a non-cash charge within general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) during the nine months ended September 30, 2025

On August 12, 2025, the Company retired all of the outstanding obligations under the Third Era Convertible Note by paying the holders $8,176 in cash. As a result of the extinguishment, the Company recognized a gain of $634 that was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2025. In the third quarter of 2025, the Exchange Investor returned, and the Company subsequently cancelled,

182,580 shares of Class A Common Stock. Accordingly, the Company has no obligations outstanding related to the Third Era Convertible Note at December 31, 2025 or any time thereafter.

Total Debt

The following table summarizes the total estimated fair value of the Company's debt as of September 30, 2026 and December 31, 2025, respectively. These fair values are deemed Level 3 liabilities within the fair value measurement framework.

	September 30, 2026	December 31, 2025
2025 Senior Term Loan	$60,148	$70,985
2025 GPO Convertible Note	16,866	19,235
Convertible Debentures	20,766	26,663
Dragonfly Seller Convertible Notes	11,963	11,982
Total	$109,743	$128,865

Note 8. Stockholders’ Equity and Temporary Equity

Authorized Capital Stock

The Company's Class A common stock and public warrants are traded on the OTCID Basic Market under the symbols “NOTE” and “NOTE WS,” respectively. The Company’s charter authorizes the issuance of 1,809,000,000 shares, which includes Class A common stock, Class B common stock, and preferred stock.

Class A Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,700,000,000 shares of Class A common stock, par value $0.0001 per share. As of September 30, 2026, the Company had 38,137,877 shares of Class A common stock issued and outstanding.

Additionally, the Company has outstanding warrants to purchase shares of New FiscalNote Class A common stock that became exercisable upon the Closing of the Business Combination. See Note 10, Warrant Liabilities.

Class B Common Stock

Pursuant to the Company’s charter, the Company is authorized to issue 9,000,000 shares of Class B common stock, par value $0.0001 per share. As of September 30, 2026, the Company had 690,909 shares of Class B common stock issued and outstanding.

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

A portion of the Earnout Shares that may be issued to Old FiscalNote common stockholders, Old FiscalNote vested option holders and Old FiscalNote warrant holders and all of the Earnout RSUs were determined to represent additional compensation for accounting purposes pursuant to ASC 718, “Compensation-Stock Compensation”. The Company recognizes stock-compensation expense based on the fair value of the Earnout Awards over the requisite service period for each tranche. The Company recognized $43 and $108 of share-based compensation expense during the three and nine months ended September 30, 2025, respectively. The remaining Earnout Shares were determined to represent an equity transaction in conjunction with the reverse recapitalization and were evaluated pursuant to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. These remaining Earnout Shares are accounted for as a liability as the arrangement is indexed to something other than the Company’s stock. The liability is revalued at each reporting period with changes being recorded as a non-operating gain or loss in the condensed consolidated statements of operations and comprehensive income (loss). The liability of $68 was recorded in other non-current liabilities on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

As of September 30, 2026, there was no unrecognized compensation expense related to the Earnout Awards. As of September 30, 2026, no Earnout Shares and no Earnout RSUs have been issued as no Triggering Events have occurred.

Note 10. Warrant Liabilities

As a result of the Reverse Stock Split, and pursuant to the terms of the applicable warrant agreement, at September 30, 2026, the Company had 8,358,964 public warrants outstanding to purchase a total of 1,094,625 shares of Class A common stock and 7,000,000 private placement warrants outstanding to purchase a total of 916,666 shares of Class A common stock, with each whole warrant being exercisable to purchase 0.130952 shares of Class A common stock at an effective price per share of $87.82 per whole share.

During the nine months ended September 30, 2026, no public warrants were exercised into shares of Class A common stock. No private placement warrants have been exercised to date. Accordingly, as of September 30, 2026, the Company had 8,358,964 public warrants and 7,000,000 private placement warrants outstanding with a per warrant fair value of $0.018. These warrants are accounted for as a liability and have a fair value of $276 and $477 at September 30, 2026 and December 31, 2025, respectively.

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

During the nine months ended September 30, 2026, the Company issued 280,231 restricted stock units. At September 30, 2026, 511,757 stock options, 91,004 performance stock options, and 375,014 restricted stock units remain outstanding. As of September 30, 2026, the Company had 1,167,676 shares of Class A common stock available for issuance under the 2022 Plan.

As part of the Company's appointment of its new CEO, in July 2026 the Company issued the CEO 1,450,000 performance-based restricted stock units outside of the 2022 Long-Term Incentive Plan. All of these awards are unvested and outstanding at September 30, 2026.

The Company recognized $255 and $3,599 of stock-based compensation expense for all long term incentive plans in effect during the three months ended September 30, 2026 and 2025, respectively, and $4,054 and $10,648 during the nine months ended September 30, 2026 and 2025, respectively.

2022 Employee Stock Purchase Plan

In connection with the Business Combination, the Company’s board of directors adopted, and its stockholders approved, the 2022 Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may authorize payroll deductions of up to 15% of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering period or on the last day of the six-month offering period. The plan is defined as compensatory, and accordingly, a stock-based compensation charge of $28 was recorded as the difference between the fair market value and the discounted purchase price of the Company's common stock for the three months ended September 30, 2025 and $115 for the nine months ended September 30, 2025. On August 5, 2026, the Company's Board of Directors suspended the ESPP indefinitely. There was no stock-based compensation charge recorded during the three and nine months ended September 30, 2026. During the nine months September 30, 2026, 247,674 shares were issued under the ESPP. As of September 30, 2026, the company had 273,169 shares of Class A common stock available for issuance under the ESPP.

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

During 2024, the Company issued 16,666 stock options and 25,000 restricted stock units. At September 30, 2026, 16,666 stock options and 7,645 restricted stock units remain outstanding. The Company recognized $35 of stock-based compensation expense for this plan in effect during the three months ended September 30, 2026 and 2025, respectively. The Company recognized $104 of stock-based compensation expense for this plan in effect during the nine months ended September 30, 2026 and 2025, respectively.

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

Earnings (loss) per share is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis. The Company's net (loss) income used in computing diluted earnings per share considers the impact of potentially dilutive securities. Diluted (loss) earnings per share considers the impact of potentially dilutive securities.

The following is a calculation of the basic and diluted loss per share for the Company's common stock, including a reconciliation between net loss attributable to common stockholders used for Basic EPS and Diluted EPS for the three and nine months ended September 30, 2026 and 2025:

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and Diluted Loss Per Share
Numerator:
Net loss used to compute basic and diluted loss per share	$(5,881)	$(24,855)	$(77,328)	$(42,376)
Denominator:
Weighted average common stock outstanding used in basic and diluted EPS computations	32,939,255	14,376,802	25,830,424	13,259,124
Loss per share, basic and diluted	$(0.18)	$(1.73)	$(2.99)	$(3.20)

Since the Company was in a net loss position during the three and nine months ended September 30, 2026 and 2025, basic net loss per share attributable to common stockholders is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potential common shares excluded from the diluted net loss per share calculation included convertible debentures, earnout awards, restricted stock units, stock options, employee stock purchase plan shares, and convertible notes (including the GPO convertible note and Dragonfly convertible note) outstanding during the period, as described in Note 7, Debt, Note 9, Earnout Shares and RSUs, and Note 11, Stock-Based Compensation.

Note 13. Provision (Benefit) from Income Taxes

Effective Tax Rate

The Company computes its quarterly and year-to-date provisions for income taxes by applying the estimated effective tax rates to the quarterly and year-to-date pre-tax income or losses and adjusting the provisions for discrete tax items recorded in the periods. For the three months ended September 30, 2026 the Company reported tax expense of $3 on a pre-tax loss of $5,878, which resulted in an effective tax rate of (0.05) percent. For the nine months ended September 30, 2026, the Company reported a tax benefit of $286 on a pre-tax loss of $77,614, which resulted in an effective tax rate of 0.37 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21% primarily due to the impact of a valuation allowance on the Company’s deferred tax assets.

For the three months ended September 30, 2025, the Company reported a tax benefit of $237 on a pre-tax loss of $25,092, which resulted in an effective tax rate of 0.94 percent. For the nine months ended September 30, 2025, the Company reported a tax benefit of $1,071 on a pre-tax loss of $43,447, which resulted in an effective tax rate of 2.47 percent. The Company’s effective tax rate differed from the U.S. statutory rate of 21% due to the impact of a valuation allowance on the Company’s deferred tax assets and the sale of businesses discussed in Note 3, Dispositions. During the nine months ended September 30, 2025, the Company recorded a discrete tax benefit for the impact of the sale of Dragonfly and Oxford Analytica of $281. During the second quarter ended June 30, 2025, the Company filed a tax accounting method change that created an additional discrete tax benefit of $689.

Unrecognized Tax Benefits and Other Considerations

The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the tax audits cannot be predicted with certainty, if any issues arising in the Company's tax audits progress in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future. As of September 30, 2025, the Company reported an uncertain tax position totaling $832, relating to a deduction for shares distributed for services associated with the payment of convertible debt. At September 30, 2026, the Company has no uncertain tax positions.

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

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2026 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$2,601	$-	$-	$2,601
Liabilities:
Public warrants	$150	$-	$-	$150
Private placement warrants	-	126	-	126
2025 GPO Convertible Note	-	-	16,866	16,866
Dragonfly Seller Convertible Notes	-	-	11,963	11,963
Convertible Debentures	-	-	20,766	20,766

The following table presents the Company’s financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2025 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$9,208	$-	$-	$9,208
Short-term investments	-	1,995	-	1,995
Liabilities:
Public warrants	$260	$-	$-	$260
Private placement warrants	-	217	-	217
2025 GPO Convertible Note	-	-	19,235	19,235
Dragonfly Seller Convertible Notes	-	-	11,982	11,982
Convertible Debentures	-	-	26,663	26,663

The following table summarizes changes in fair value of the Company’s level 3 liabilities during the periods presented:

	2025 GPO Convertible Note	Dragonfly Seller Convertible Notes	Convertible Debentures
Balance at December 31, 2025	$19,235	$11,982	$26,663
Change in fair value included in the determination of net loss (income)	1,308	348	(2,431)
Change in fair value included in accumulated other comprehensive income (a)	(1,677)	(1,080)	-
Paid in kind interest	-	855	-
Note conversion	(2,000)	-	(3,466)
Foreign exchange	-	(142)	-
Balance at September 30, 2026	16,866	11,963	20,766

(a) - The unrealized change in fair value, as a result of the change in in the Company's specific credit risk, is recorded in accumulated other comprehensive income.

Short-Term Investments

The fair value of the short-term investments is based on the quoted market price of the securities on the valuation date. The Company recognized a non-cash loss of $1 and $4 for the three months ended September 30, 2026 and 2025. The Company recognized a non-cash loss of $3 and non-cash loss of $67 for the nine months ended September 30, 2026 and 2025, respectively, resulting from the change in fair value of the short-term investments. The change in fair value is recorded in the condensed consolidated statements of operations and comprehensive income (loss). The Company liquidated its balance of short-term investments during the third quarter of 2026, using the proceeds to satisfy its quarterly principal repayment on its 2025 Senior Term Loan on September 30, 2026.

Public Warrants

The fair value of the public warrants is based on the quoted market price of such warrants on the valuation date. As of September 30, 2026 and December 31, 2025, the estimated fair value of the public warrants was $150 and $260, respectively. The Company recognized a non-cash gain of $176 and $276 during the three months ended September 30, 2026 and 2025, respectively, and a non-cash gain of $110 and $785 during the nine months ended September 30, 2026 and 2025, respectively, resulting from the change in fair value of the public warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

Private Placement Warrants

As of September 30, 2026 and December 31, 2025, the estimated fair value of the private warrants was $126 and $217, respectively. The Company recognized a non-cash gain of $147 and $231 during the three months ended September 30, 2026 and 2025, respectively, and a non-cash gain of $91 and $658 during the nine months ended September 30, 2026 and 2025, respectively, resulting from the change in fair value of the private warrants. The change in fair value is recorded in change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

2025 GPO Note / Prior GPO Convertible Note

The Prior GPO Convertible Note was recognized as a liability on its June 30, 2023 issuance date at its estimated fair value of $36,583. On August 12, 2025, the Company extinguished $30,000 of the Prior GPO Convertible Note with a $27,000 cash payment and issued the 2025 GPO Note. The 2025 GPO Note was recognized as a liability at its estimated fair value of $18,866 at its issuance date of August 12, 2025, $19,235 at December 31, 2025, and $16,866 at September 30, 2026, respectively. The unrealized change in the fair value of the 2025 GPO Note of $1,043 and $1,677 is recorded in accumulated other comprehensive income for the three and nine months ended September 30, 2026. The non-cash charge of $347 and $358 for the three months ended September 30, 2026 and 2025, respectively, and non-cash loss of $1,308 and $358 for the nine months ended September 30, 2026 and 2025, respectively, was recorded in the change in the fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss).

The estimated fair value of the 2025 GPO Convertible Note was determined based on a trinomial lattice model. The following table presents the assumptions used to determine the fair value of the 2025 GPO Convertible Note at September 30, 2026 and at December 31, 2025:

	September 30, 2026	December 31, 2025
Common stock share price	$0.03	$1.47
Risk free rate	5.0%	3.6%
Yield	24.8%	16.2%
Expected volatility	50.0%	50.0%
Expected term (years)	3.1	3.9

Dragonfly Seller Convertible Notes

The Dragonfly Seller Convertible Notes were recognized as a liability in connection with the acquisition on January 27, 2023 at a fair value of $8,635. As of September 30, 2026 and December 31, 2025, the estimated fair value of the Dragonfly Seller Convertible Notes were $11,963 and $11,982. The non-cash gain of $83 and non-cash charge of $707 was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended September 30, 2026 and 2025, respectively. The unrealized change in the fair value of the Dragonfly Seller Convertible Notes of $717 and $1,080 is recorded in accumulated other comprehensive income for three and nine months ended September 30, 2026. The non-cash loss of $348 and $770 (excluding the non-cash gain recognized from the January 2025 conversion) was recorded in the change in fair value of financial instruments in the condensed consolidated statements of operations and comprehensive income (loss) during the nine months ended September 30, 2026 and 2025, respectively. The following table presents the assumptions used to determine the fair value of the Dragonfly Seller Convertible Notes at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Common stock share price	$0.03	$1.47
Risk free rate	4.7%	3.5%
Yield	26.2%	16.6%
Expected volatility	50.0%	50.0%
Expected term (years)	1.3	2.1

Convertible Debentures

The initial tranche of the Convertible Debentures was recognized as a liability on the August 12, 2025 issuance date at its estimated fair value of $18,900 using a Monte Carlo simulation. The second tranche of the Convertible Debentures was recognized as a liability on September 11, 2025 at its estimated fair value of $11,000, using a Monte Carlo simulation. At September 30, 2026 and December 31, 2025, the estimated fair value of the Convertible Debentures were $20,766 and $26,663, respectively. The non-cash gain of $621 and $2,431 was recorded in the change in the fair value of financial instruments in the condensed consolidated statement of operations for the three and nine months ended September 30, 2026. The non-cash loss of $1,403 was recorded in the change of in the fair value of financial instruments in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively. The following table presents the assumptions used to determine the fair value of the Convertible Debentures at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Common stock share price	$0.03	$1.47
Risk free rate	4.3% (a)	3.5% (a)
Yield	132.5%	101.5%
Expected volatility	148.0%	111.0%
Expected term (years)	0.4 and 0.5 (a)	1.1 and 1.2 (a)

(a) - Includes both the First and Second Convertible Debenture

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s long-lived assets, including property and equipment, intangible assets and goodwill are measured at fair value on a non-recurring basis when an impairment has occurred. Excluding the impairment of goodwill as disclosed in Note 6, Goodwill, no other impairment charges were recorded during the three and nine months ended September 30, 2026 and 2025. There were no transfers of assets or liabilities between levels during the nine months ended September 30, 2026 and 2025. Changes to fair value are recognized as income or expense in the condensed consolidated statements of operations and comprehensive loss.

Note 15. Related Party Transactions

Sublease income

In September 2024, the Company entered into a sublease agreement with a third party, Nitra. In July 2025, the Company amended the initial sublease to include additional space, and in May 2026, the Company further amended the sublease to increase the monthly rent. Our Co-Founder and Executive Chairman is also a board member at Nitra. During the three months ended September 30, 2026 and 2025, we received income from Nitra of approximately $77 and $27, respectively, and $170 and $81 during the nine months ended September 30, 2026 and 2025.

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

Note 17. Subsequent Events

The Company has evaluated subsequent events through November 9, 2026, the date that the financial statements were available to be issued. Since September 30, 2026, YA converted $203 of principal and $17 of accrued interest on the Convertible Debentures in exchange for 20,637,890 shares of the Company’s Class A common stock. In addition, since September 30, 2026, we have also issued 7,407,213 shares in satisfaction of $353 of interest under the 2025 GPO Convertible Note.

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

Significant Events

On April 13, 2026, the Company’s Class A common stock was delisted from the New York Stock Exchange (the “NYSE”). The NYSE delisting caused events of default under the YA Convertible Notes and the 2025 GPO Convertible Note (together, the “Subordinated Notes”). On August 22, 2026, the forbearance agreements with each of GPO FN Noteholder, LLC (“GPO”) and YA II PN, Ltd (together with GPO, the “Subordinated Creditors”) expired and the Company is in default under the Subordinated Notes. The Company is also in default of its 2025 Senior Term Loan due to the cross-default provision within the 2025 Senior Term Loan. Additionally, as of September 30, 2026, the Company did not meet its 2025 Senior Term Loan minimum required cash balance, minimum annual recurring revenue requirement, or minimum Adjusted EBITDA covenant requirement, and none of such covenant breaches have been waived. As of the date of this filing, the 2025 Senior Term Loan lenders have reserved their rights to exercise their default rights, which could include the immediate repayment of the amount outstanding under the 2025 Senior Term Loan.

These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern and meet the Company’s obligations as they become due within one year after the date the financial statements are issued.

In response to the foregoing conditions, management is focused on developing plans intended to alleviate the substantial doubt about the Company’s ability to continue as a going concern such as: renegotiating or amending existing debt obligations to extend maturities, early convert, or otherwise restructure repayment terms, and pursuing the sale of assets or business units to generate liquidity and reduce outstanding indebtedness. Management’s plans must also generate sufficient cash to, among other things, fund the Company’s operations and fulfill the remaining $15,049 principal prepayment required pursuant to Amendment No. 1 of the 2025 Senior Term Loan which is due no later than March 31, 2027, and the scheduled maturities in 2027 of the YA Convertible Notes; which at this time the Company has no ability to satisfy. In addition, we are focused on implementing various cost saving measures such as the possible termination of non-essential operations, a reduction in spending on certain operations, the deferral or termination of certain contractual obligations, and the possible deregistration of the Company's securities or other suspension of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There is no assurance that any of these plans will be pursued or achieve the intended results and at this time management has concluded that its current plans do not alleviate substantial doubt, as there can be no assurance that any of these plans will be successfully implemented on acceptable terms, or at all. If pursuit of any strategic plan is unsuccessful, our Board may decide or be required by our creditors to seek relief under the US Bankruptcy Code. In the event of a bankruptcy, we do not expect there to be sufficient assets to fully satisfy all creditors, in which case the holders of Common Stock and warrants would lose all or substantially all of their investment.

Factors Impacting the Comparability of Our Operating Results

Dispositions

On August 27, 2026, we completed the sale of FrontierView for $6.3 million, comprised of a cash payment to the company of $5.3 million and $1.0 million deposited in escrow. The Company may receive $1.5 million of additional cash purchase price if FrontierView achieves a specified annual recurring revenue target at December 31, 2026. The Company recorded a loss of $0.9 million from the sale of FrontierView during the three and nine months ended September 30, 2026.

On July 1, 2025, we completed the sale of TimeBase for $7.4 million comprised of a cash payment to the Company of $6.7 million and a buyer holdback of $0.7 million. The Company recorded a gain of $1.3 million from the sale of TimeBase during the year ended December 31, 2025.

On March 31, 2025, we completed the sale of Dragonfly and Oxford Analytica for $40.3 million in cash. The Company recorded a gain of $15.3 million during the nine months ended September 30, 2025.

FrontierView, TimeBase, Dragonfly and Oxford Analytica contributed the following:

•
Subscription revenue of approximately $0.9 million and $1.5 million for the three months ended September 30, 2026 and 2025 and approximately $3.8 million and $8.7 million for the nine months ended September 30, 2026 and 2025
•
Non-subscription revenue of approximately $0.1 million and $0.3 million for the three months ended September 30, 2026 and 2025 and $0.6 million and $1.7 million for the nine months ended September 30, 2026 and 2025

Product rationalization

From time to time, management reviews the Company’s existing products and services based on their financial profile and other strategic factors. In connection with such reviews, management decided to cease actively selling and therefore sunset certain non-core products representing, in aggregate, subscription revenue of approximately $0.1 million during the three months ended September 30, 2026 and 2025, and approximately $0.2 million during the nine months ended September 30, 2026 and 2025.

At December 31, 2025, the Company had approximately 407 employees and at September 30, 2026 we had approximately 296 employees. The net reduction in headcount is the result of our previously announced plan to streamline operations and drive cash generation in the core business through a combination of rapid AI deployment, insourcing third party spend, headcount reductions and other cost savings initiatives. As a result, the Company will experience a reduction in overall cash costs across all operating expenses. Management will continue evaluating additional opportunities to further reduce the complexity of the business and ongoing operating expenses, as described above under “—Significant Events”.

We are focused on several key growth levers, including cross-selling and upselling opportunities at existing clients, expanding our client base with a focus on enterprise and government customers, expansion into adjacent markets, such as the political prediction markets, and enhancing and productizing policy data agentic APIs. However, several of these growth drivers require investment in, and refinement of, our go-to-market approach and, as a result, we may not be able to make any or sufficient investments to make progress with regards to these key growth levers.

Our business growth may also require us to invest a portion of our available capital resources in building innovative products, attracting new customers and expanding our leadership role in the legal and regulatory information market to drive growth organically. We evaluate investment and commercial partnership opportunities in complementary businesses to supplement our existing offerings. However, several of these growth areas require investment in these areas of innovation and expansion and as a result, we may not be able to make any or sufficient investments to capitalize on these opportunities. We may also continue to divest non-core business lines or products consistent with our strategic policy focus and streamlining initiatives.

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

Our ARR at September 30, 2026 and December 31, 2025, was $67.7 million and $84.1 million, respectively. Our ARR at December 31, 2025, excluding FrontierView (which we sold on August 27, 2026), was $78.2 million.

Net Revenue Retention (“NRR”)

Our NRR, which we use to measure our success in retaining and growing recurring revenue from our existing customers, compares our recognized recurring revenue from a set of customers across comparable periods. We calculate our NRR for a given period as ARR at the end of the period minus ARR contracted from new clients for which there is no historical revenue booked during the period, divided by the beginning ARR for the period. We calculate NRR at our parent account level. Our calculation of NRR for any fiscal period includes the positive recurring revenue impacts of selling additional licenses and services to existing customers and the negative recognized recurring revenue impacts of contraction and attrition among this set of customers. Our NRR may fluctuate as a result of a number of factors, including the level of our revenue base, the level of penetration within our customer base, expansion of products and features, the timing of renewals, and our ability to retain our customers. Our calculation of NRR may differ from similarly titled metrics presented by other companies. NRR was 97% and 98% (excluding the impact of Oxford Analytica, Dragonfly, TimeBase, and FrontierView) for the three months ended September 30, 2026 and 2025, respectively.

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

Key Components of Results of Operations

Revenues

We derive our revenues from subscription revenue arrangements and advisory, advertising and other revenues. Subscription revenues accounted for approximately 96% and 93% of our total revenues for the nine months ended September 30, 2026 and 2025, respectively.

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

Comparison of the Consolidated Results for the Three and Nine Months Ended September 30, 2026 and 2025

The following table presents our results of operations for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Revenues:
Subscription	$18,054	$21,182	$(3,128)	(14.8)%	$55,907	$67,794	$(11,887)	(17.5)%
Non-subscription	606	1,247	(641)	(51.4)%	2,359	5,410	(3,051)	(56.4)%
Total revenues	18,660	22,429	(3,769)	(16.8)%	58,266	73,204	(14,938)	(20.4)%

Operating expenses:
Cost of revenues, including amortization	3,442	4,774	(1,332)	(27.9)%	11,571	16,706	(5,135)	(30.7)%
Research and development	1,698	2,081	(383)	(18.4)%	5,320	7,451	(2,131)	(28.6)%
Sales and marketing	3,910	6,262	(2,352)	(37.6)%	14,133	20,713	(6,580)	(31.8)%
Editorial	2,521	3,247	(726)	(22.4)%	9,532	11,517	(1,985)	(17.2)%
General and administrative	6,263	13,900	(7,637)	(54.9)%	24,998	41,576	(16,578)	(39.9)%
Amortization of intangible assets	1,863	1,904	(41)	(2.2)%	5,645	6,169	(524)	(8.5)%
Impairment of goodwill	-	-	-	NM	54,700	-	54,700	NM
Total operating expenses	19,697	32,168	(12,471)	(38.8)%	125,899	104,132	21,767	20.9%
Operating loss	(1,037)	(9,739)	8,702	(89.4)%	(67,633)	(30,928)	(36,705)	118.7%

Loss (gain) on sale of business	920	(1,161)	2,081	(179.2)%	920	(16,585)	17,505	(105.5)%
Interest expense, net	3,724	3,695	29	0.8%	10,984	13,160	(2,176)	(16.5)%
Loss on debt extinguishment, net	304	6,174	(5,870)	NM	304	7,958	(7,654)	(96.2)%
Change in fair value of financial instruments	(150)	6,994	(7,144)	(102.1)%	(2,105)	7,900	(10,005)	(126.6)%
Other expense (income), net	43	(349)	392	(112.3)%	(122)	86	(208)	NM
Loss before income taxes	(5,878)	(25,092)	19,214	(76.6)%	(77,614)	(43,447)	(34,167)	NM
Provision (benefit) from income taxes	3	(237)	240	(101.3)%	(286)	(1,071)	785	NM
Net loss	$(5,881)	$(24,855)	$18,974	(76.3)%	$(77,328)	$(42,376)	$(34,952)	NM

NM - Not meaningful

Revenue:

Subscription revenue

Subscription revenue of $18.1 million for the three months ended September 30, 2026 decreased $3.1 million, or 15%, from $21.2 million for the three months ended September 30, 2025. Subscription revenue of $55.9 million for the nine months ended September 30, 2026 decreased $11.9 million, or 18% from $67.8 million for the nine months ended September 30, 2025.

The comparability of our revenues between periods was primarily impacted by sales of the businesses of Dragonfly, Oxford Analytica on March 31, 2025, TimeBase on July 1, 2025, and FrontierView on August 27, 2026, described under “Factors Impacting the Comparability of Our Results of Operations” above. The decrease in organic subscription revenue is primarily the result of customer retention challenges combined with the impact of Federal government cuts. The table below presents the primary items that impacted the comparability of our subscription revenues between periods.

	Change for the Three Months Ended		Change for the Nine Months Ended
	September 30, 2026 vs September 30, 2025		September 30, 2026 vs September 30, 2025
(In thousands)	$	%	$	%
Revenue change driver:
Decrease from sale of businesses	(617)	(41)%	(4,897)	(57)%
Increase (decrease) from discontinued products	8	11%	(13)	(6)%
Decrease from organic business	(2,519)	(13)%	(6,977)	(12)%
Revenues, net (total change)	$(3,128)	(15)%	$(11,887)	(18)%

Non-subscription revenue

Non-subscription revenue was $0.6 million for the three months ended September 30, 2026, as compared to $1.2 million for the three months ended September 30, 2025. The decrease of $0.6 million, or 51%, was primarily attributable to lower advertising and events revenue.

Non-subscription revenue of $2.4 million for the nine months ended September 30, 2026 decreased $3.1 million, or 56% from $5.4 million for the nine months ended September 30, 2025. $1.1 million of the decrease was from the impact of the business dispositions in 2026, with the remaining decrease primarily attributable to the lower advertising and events revenue, as well as customer retention challenges.

Revenues by Geography

The below tables present our revenues split by geographic region for the periods presented:

	Three Months Ended September 30,		Change
(In thousands)	2026	2025	$	%
North America	$17,453	$21,083	$(3,630)	(17.2)%
Rest of the world	1,207	1,346	(139)	(10.3)%
Total revenues	$18,660	$22,429	$(3,769)	(16.8)%

	Nine Months Ended September 30,		Change
(In thousands)	2026	2025	$	%
North America	$54,576	$64,692	$(10,116)	(15.6)%
Rest of the world	3,690	8,512	(4,822)	(56.7)%
Total revenues	$58,266	$73,204	$(14,938)	(20.4)%

Revenues by geography are determined based on the region of the FiscalNote contracting entity, which may be different than the region of the customer. North America revenues decreased primarily for the reasons stated above. The Rest of the world revenues decreased primarily for the decreases due to sale of businesses.

Cost of revenues, including amortization

Cost of revenues, including amortization was $3.4 million for the three months ended September 30, 2026, as compared to $4.8 million for the three months ended September 30, 2025. The decrease of $1.3 million, or 28%, was primarily attributable to cost reduction measures.

Cost of revenues, including amortization was $11.6 million for the nine months ended September 30, 2026, as compared to $16.7 million for the nine months ended September 30, 2025. The decrease of $5.1 million, or 31%, was primarily attributable to a $2.2 million reduction in capitalized software amortization as previously capitalized software development costs were fully amortized in the first quarter of 2025, $2.3 million to cost reduction measures, and $0.7 million resulting from the impact of business dispositions.

Research and development

Research and development expense was $1.7 million for the three months ended September 30, 2026 as compared to $2.1 million for the three months ended September 30, 2025. The decrease of $0.4 million, or 18%, was primarily attributable to the result of workforce planning actions.

Research and development expense was $5.3 million for the nine months ended September 30, 2026 as compared to $7.5 million for the nine months ended September 30, 2025. The decrease of $2.1 million, or 29%, was primarily attributable to the result of workforce planning actions, with $0.4 million resulting from the impact of business dispositions.

Sales and marketing

Sales and marketing expense was $3.9 million for the three months ended September 30, 2026 as compared to $6.3 million for the three months ended September 30, 2025. The decrease of $2.5 million, or 38%, was primarily attributable to the result of workforce planning actions, with $0.2 million resulting from the impact of business dispositions.

Sales and marketing expense was $14.1 million for the nine months ended September 30, 2026 as compared to $20.7 million for the nine months ended September 30, 2025. The decrease of $6.6 million, or 32%, was primarily attributable to a result of workforce planning actions, with $1.1 million resulting from the impact from the business dispositions.

Editorial expense

Editorial expense was $2.5 million for the three months ended September 30, 2026, as compared to $3.2 million for the three months ended September 30, 2025. The decrease of $0.7 million, or 22% was primarily attributable to $0.3 million from business dispositions.

Editorial expense was $9.5 million for the nine months ended September 30, 2026 as compared to $11.5 million for the nine months ended September 30, 2025. The decrease of $2.0 million, or 17%, was primarily attributable to $1.9 million from business dispositions.

General and administrative

General and administrative expense was $6.3 million for the three months ended September 30, 2026 as compared to $13.9 million for the three months ended September 30, 2025. The decrease of $7.6 million, or 55%, was due to a reduction in stock-based compensation of approximately $2.7 million as legacy awards were fully recognized in the first quarter of 2026, a reduction in transaction costs related to the sale of businesses in 2025 of approximately $4.0 million, partially offset by an increase of $0.2 million related to CEO transition costs. The remaining decrease is from our overall cost reduction efforts.

General and administrative expense was $25.0 million for the nine months ended September 30, 2026 as compared to $41.6 million for the nine months ended September 30, 2025. The decrease of $16.6 million, or 40%, was due to a reduction in stock based compensation of approximately $5.6 million as legacy awards were fully recognized in the first quarter of 2026, a reduction in transaction costs related to the sale of businesses in 2025 of approximately $9.0 million, partially offset by an increase of severance of $1.8 million from the resignation of our prior CEO on June 26, 2026. The remaining decrease is from our overall cost reduction efforts.

Amortization of intangibles

Amortization of intangibles was $1.9 million for the three months ended September 30, 2026 and 2025, respectively.

Amortization of intangibles was $5.6 million for the nine months ended September 30, 2026 as compared to $6.2 million for the nine months ended September 30, 2025. The decrease of $0.5 million, or 8% was primarily attributable to the impact of business dispositions.

Interest expense, net

Interest expense was $3.7 million for the three months ended September 30, 2026 and 2025, respectively.

Interest expense was $11.0 million for the nine months ended September 30, 2026 as compared to $13.2 million for the nine months ended September 30, 2025. The decrease in interest expense of $2.2 million, or 17%, was primarily due to the overall reduction of our indebtedness, as a result of our debt repayments from the proceeds from our sale of Oxford Analytica, Dragonfly and TimeBase, as well as our debt refinance on August 12, 2025.

Change in fair value of financial instruments

Change in fair value of financial instruments was a $0.2 million gain for the three months ended September 30, 2026 as compared to a $7.0 million loss for the three months ended September 30, 2025. The change is the result of decreases in the Dragonfly Seller Convertible Notes, Convertible Debentures, Prior GPO Convertible Note, the 2025 GPO Convertible Note, and the Third Era Convertible Note.

Change in fair value of financial instruments was a $2.1 million gain for the nine months ended September 30, 2026 as compared to a $7.9 million loss for the nine months ended September 30, 2025. The change is the result of an decrease in the fair value of the warrant liabilities of $1.1 million, offset by changes in the Dragonfly Seller Convertible Notes, Convertible Debentures, Prior GPO Convertible Note, the 2025 GPO Convertible Note, and the Third Era Convertible Note.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

The following table presents our calculation of Adjusted Gross Profit and Adjusted Gross Profit Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Total revenues	$18,660	$22,429	$58,266	$73,204
Cost of revenues, including amortization of capitalized software development costs and acquired developed technology	(3,442)	(4,774)	(11,571)	(16,706)
Gross Profit	$15,218	$17,655	$46,695	$56,498
Gross Profit Margin	82%	79%	80%	77%
Gross Profit	15,218	17,655	46,695	56,498
Amortization of intangible assets	1,603	1,770	4,852	7,081
Adjusted Gross Profit	$16,821	$19,425	$51,547	$63,579
Adjusted Gross Profit Margin	90%	87%	88%	87%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin

The following table presents our calculation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net loss	$(5,881)	$(24,855)	$(77,328)	$(42,376)
Provision (benefit) from income taxes	3	(237)	(286)	(1,071)
Depreciation and amortization	3,698	3,962	11,201	14,040
Interest expense, net	3,724	3,695	10,984	13,160
EBITDA	1,544	(17,435)	(55,429)	(16,247)
Loss (gain) on sale of businesses (a)	920	(1,161)	920	(16,585)
Stock-based compensation	290	3,636	4,159	10,975
Change in fair value of financial instruments (b)	(150)	6,994	(2,105)	7,900
Other non-cash charges (c)	106	(158)	54,650	859
Loss on debt extinguishment	304	6,174	304	7,958
Disposal related costs (d)	210	1,423	475	7,368
Employee severance costs (e)	22	211	951	2,355
CEO transition (f)	164	-	1,976	-
Non-capitalizable debt costs	264	2,506	1,095	3,250
Costs incurred related to the Special Committee	-	171	45	338
Non-operating income (g)	(71)	(181)	(91)	(409)
Adjusted EBITDA	$3,603	$2,180	$6,950	$7,762
Adjusted EBITDA Margin	19.3%	9.7%	11.9%	10.6%
(a)
Reflects the loss on disposal of FrontierView on August 27, 2026, gain on disposal of TimeBase on July 1, 2025, and gain on disposal of Dragonfly and Oxford Analytica on March 31, 2025.
(b)
Reflects the non-cash impact from the mark to market adjustments on our financial instruments.
(c)
Reflects the non-cash impact of the following: (i) gain of $177 in the first quarter of 2026, a charge of $21 in the second quarter of 2026, and a charge of $106 in the third quarter of 2026, related to foreign currency exchange principally arising from converting a GBP denominated convertible note into USD; (ii) goodwill impairment charge of $35,600 in the first quarter of 2026 and $19,100 in the second quarter of 2026, (iii) charge of $40 in the first quarter of 2025, charge of $30 in the second quarter of 2025, and a charge of $9 in the third quarter of 2025 related to the unrealized loss on investments; (iv) charge of $315 for fees satisfied with Common Stock of the Company during the first quarter of 2025; and (v) charge of $632 in the second quarter of 2025 and a gain of $167 in the third quarter related to foreign currency translation losses, principally arising from converting a GBP denominated convertible note into USD.
(d)
Reflects the costs incurred related to the sale of Oxford Analytica and Dragonfly in the first quarter of 2025, the sale of TimeBase in the third quarter of 2025, and sale of FrontierView in the third quarter of 2026, principally consisting of transaction advisory, accounting, tax, and legal fees.
(e)
Severance costs associated with workforce changes related to business realignment actions.
(f)
Reflects (a) severance costs totaling $1,812 incurred during the second quarter of 2026 related to the resignation of our prior CEO on June 26, 2026, and (b) one-time transition costs related to the appointment of our new CEO during the third quarter of 2026 totaling $164.
(g)
Reflects non-operating income from the Transition Services Agreement that was entered into with the acquirer of Dragonfly and Oxford Analytica on March 31, 2025 and FrontierView on August 27, 2026.

Liquidity and Capital Resources

Historically the Company has partially funded its operations through raising equity and debt. At September 30, 2026, the Company’s cash, cash equivalents, restricted cash, and short-term investments were $10.8 million compared to $26.9 million at December 31, 2025.

The Company had a negative working capital balance of $120.0 million (excluding cash and short-term investments) at September 30, 2026 and had an accumulated deficit of $949.5 million and $872.1 million as of September 30, 2026 and December 31, 2025, respectively, and incurred net losses (excluding the gain on sale of businesses) of $76.4 million for the nine months ended September 30, 2026 and $59.0 million for the nine months ended September 30, 2025, respectively.

As described in Note 7, Debt to the condensed consolidated financial statements included elsewhere in this Form 10-Q, on August 12, 2025 we refinanced a substantial amount of our legacy indebtedness. On March 23, 2026, we amended the financial covenants of our 2025 Senior Term Loan (the "2025 Senior Term Loan Amendment").

On April 13, 2026, the Company’s Class A common stock was delisted from the NYSE. The NYSE delisting caused events of default under the Subordinated Notes. On August 22, 2026, the forbearance agreements with each of the Subordinated Creditors expired and the Company is in default under the Subordinated Notes. The Company is in default of its 2025 Senior Term Loan due to the cross-default provision within the 2025 Senior Term Loan. Additionally, at September 30, 2026 the Company did not meet its 2025 Senior Term Loan minimum cash balance requirement, minimum annualized recurring revenue requirement, and minimum Adjusted EBITDA requirement, and such covenant breaches have not been waived, and as a result the Company is in default under the 2025 Senior Term Loan. As of the date of this filing the 2025 Senior Term Loan lenders have reserved their rights to exercise their default rights, which could include the immediate repayment of the amount outstanding under the 2025 Senior Term Loan.

Our ability to regain compliance with our minimum cash requirement, minimum ARR, and minimum adjusted EBITDA, fund our future cash interest requirements under our 2025 Senior Term Loan, and fund our operating expenses and capital expenditure requirements will depend in part on general economic, financial, competitive, legislative, regulatory and other conditions that may be beyond our control.

These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern and meet the Company’s obligations as they become due within one year after the date the financial statements are issued. In response to the foregoing conditions, management is focused on developing plans intended to alleviate the substantial doubt about the Company’s ability to continue as a going concern such as: renegotiating or amending existing debt obligations to extend maturities, early convert, or otherwise restructure repayment terms, and pursuing the sale of assets or business units to generate liquidity and reduce outstanding indebtedness. Management’s plans must also generate sufficient cash to, among other things, fund the Company’s operations, while also maintaining compliance with its liquidity covenant, and fulfill the remaining $15,049 principal prepayment required pursuant to Amendment No. 1 of the 2025 Senior Term Loan which is due no later than March 31, 2027 and the scheduled maturities in 2027 of the YA Convertible Notes; which at this time the Company has no ability to satisfy. In addition, we are focused on implementing various cost saving measures such as the possible termination of certain non-essential operations, a reduction in spending on certain operations, the deferral or termination of certain contractual obligations, and the possible deregistration of the Company's securities or other suspension of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), all with the goal of reducing expenses and maximizing liquidity. There is no assurance that any of these plans will be pursued or achieve the intended results and at this time management has concluded that its current plans do not alleviate substantial doubt, as there can be no assurance that any of these plans will be successfully implemented on acceptable terms, or at all. If pursuit of any strategic plan is unsuccessful, our Board may decide or be required by our creditors to liquidate or obtain relief under the US Bankruptcy Code. In the event of a bankruptcy, we do not expect there to be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities would lose all or substantially all of their investment.

Our historical financing activities included borrowings under senior secured credit facilities, senior secured promissory notes, and convertible debt. Our principal debt outstanding, including paid-in-kind interest as applicable, at September 30, 2026 and December 31, 2025 consisted of the following (excluding any fair value adjustments and debt discounts, as applicable):

(In thousands)	September 30, 2026	December 31, 2025
2025 Senior Term Loan	$63,487	$74,063
2025 GPO Convertible Note	18,434	20,434
Convertible Debentures	23,758	27,400
Dragonfly Seller Convertible Notes	14,976	14,289
Total Indebtedness	$120,655	$136,186

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

As a result of the 2025 Senior Term Loan Amendment, the 2025 Senior Term Loan is repayable in consecutive quarterly installments on the last business day of each March, June, September and December of each fiscal year commencing September 30, 2025, in an amount equal to (i) $0.5 million with respect to each payment that was due on September 30, 2025 and December 31, 2025, (ii) $1.9 million with respect to each payment that was due on March 31, 2026, June 30, 2026, and September 30, 2026, (iii) $1.9 million with respect to each payment that will be due on December 31, 2026, and March 31, 2027, and (iii) $0.9 million with respect to each payment due thereafter, with the remaining principal amount due at the maturity of the 2025 Senior Term Loan, or such earlier time as it may become payable.

The Company has elected to pay cash interest based on SOFR (plus an applicable margin), which was 13.24% at September 30, 2026. For the three and nine months ended September 30, 2026, the Company recognized $2.3 million and $6.9 million of cash interest on the 2025 Senior Term Loan. Going forward, the Company expects to incur approximately $2.1 million of quarterly cash interest based on current SOFR rates and expected outstanding principal balances.

The 2025 Senior Term Loan is senior to all other debt and has a first priority lien on substantially all of the Company’s assets. The 2025 Senior Term Loan contains customary negative covenants related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. In addition to the negative covenants, there are four financial covenants which we are required to meet: a minimum cash balance requirement, minimum ARR requirement, an adjusted EBITDA requirement (as defined in the 2025 Senior Term Loan) and a capital expenditure limitation. At September 30, 2026 the Company was not in compliance with its minimum cash balance requirement, minimum ARR requirement, and minimum adjusted EBITDA. Because such covenant breaches have not been waived, the Company is in default under the 2025 Senior Term Loan. As of the date of this filing the 2025 Senior Term Loan lenders have reserved their rights to exercise their default rights, which could include the immediate repayment of the amount outstanding under the 2025 Senior Term Loan.

On March 23, 2026, the Company entered into an amendment to its 2025 Senior Term Loan whereby the lenders, (a) waived the Company's default of its minimum ARR requirement, (b) amended the Company's financial covenants through March 31, 2027, (c) increased the Company's interest rate to the reference rate plus 8.50% or SOFR plus 9.50%, and (d) a mandatory prepayment of $20,000 (reduced to $15,049 as a result of the prepayment of $4,951 on August 27, 2026 with the proceeds from the sale of FrontierView) no later than March 31, 2027, together with any applicable premium and related fees.

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

At any time prior to the maturity dates, and subject to certain ownership and conversion limitations, YA is entitled to convert any portion of the principal amount of the Debentures and accrued interest thereon into shares of the Company’s Class A Common Stock (the “Debenture Conversion Shares”) at a conversion price equal to 94% of the lowest daily volume weighted average trading price (“VWAP”) during the five trading days prior to the conversion date, subject to a floor price of $0.8884 (the “Floor Price”). Because the delisting from NYSE and subsequent trading of our Class A common stock caused our daily VWAP to be less than the Floor Price, the Company was required to make certain amortizing payments to the YA (if and to the extent permitted under the subordination agreements) unless the Floor Price was waived by the Company in connection with any conversions. The Company has waived the Floor Price in respect of all of YA’s conversions since the VWAP first dropped below the Floor Price. The Company is currently in default under the Convertible Debentures.

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

The Company is currently in default under the 2025 GPO Convertible Note.

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

Capital expenditures

Capital expenditures primarily consist of purchases of capitalized software costs and property and equipment. Our capital expenditures program includes discretionary spending, which we can adjust in response to economic and other changes in our business environment to grow our business. We typically fund our capital expenditures through cash on hand. In the event that we are unable to obtain the necessary funding for capital expenditures, our long-term growth strategy could be significantly affected. Our total capital expenditures were $5.2 million and $5.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Cash Flow Summary

The following tables summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(5,346)	$(11,164)
Investing activities	$1,984	$41,352
Financing activities	$(10,531)	$(32,366)
Effect of exchange rates on cash	$(215)	$52
Net change in cash and cash equivalents	$(14,108)	$(2,126)

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

Cash used in operating activities in the nine months ended September 30, 2026 was $5.3 million, a decrease of $5.8 million compared to the nine months ended September 30, 2025. The primary factors affecting our net operating cash flows during this period were our net loss of $77.3 million, which includes non-cash net charges totaling $74.2 million, including impairment of goodwill of $54.7 million, non-cash and paid-in-kind interest expense of $1.9 million, stock-based compensation expense of $4.2 million, a gain due to the change in fair value of financial instruments of $2.1 million, amortization and depreciation of $13.1 million, other non-cash charges of $2.5 million, and the effect of changes in operating assets and liabilities that resulted in cash outflows of $2.2 million.

Cash used in operating activities in the nine months ended September 30, 2025 was $11.2 million, an increase of $7.2 million compared to the nine months ended September 30, 2024. The primary factors affecting our net operating cash flows during this period was our net loss of $42.4 million, which includes non-cash expense items totaling $34.1 million, including a gain on disposal of business of $16.6 million, non-cash and paid-in kind interest expense of $6.8 million, loss on debt extinguishments of $8.0 million, stock-based compensation expense of $11.0 million, a change in fair value of financial instruments of $7.9 million, non-cash lease expense of $1.5 million, amortization and depreciation of $16.5 million, other non-cash items of $1.0 million and the effect of changes in operating assets and liabilities that resulted in cash outflows of $2.9 million.

Investing activities

Net cash provided by investing activities in the nine months ended September 30, 2026 was $2.0 million compared to net cash provided by investing activities of $41.4 million in the nine months ended September 30, 2025. Net cash provided by investing activities in the nine months ended September 30, 2026 consisted of cash paid of $5.2 million for capital expenditures primarily related to software development costs, offset from cash proceeds from the sale of a business of $5.2 million and $2.0 million of redemption of investments. Net cash provided by investing activities in the nine months ended September 30, 2025 was $41.4 million compared to $84.5 million in the nine months ended September 30, 2024. Net cash provided by investing activities in the nine months ended September 30, 2025 primarily consisted of cash proceeds from the sale of a business of $46.9 million partially offset by cash paid of $5.6 million of capital expenditures primarily related to software development costs.

Financing activities

Net cash used in financing activities in the nine months ended September 30, 2026 was $10.5 million, compared to $32.4 million for the nine months ended September 30, 2025. Net cash used in financing activities during the nine months ended September 30, 2026 primarily consisted of payments of long-term debt and deferred financing costs primarily related to 2025 Senior Term Loan payments of $10.6 million partially offset by the proceeds from the issuance of shares from the ESPP purchases of $0.1 million. Net cash used in financing activities in the nine months ended September 30, 2025 was $32.4 million, compared to $71.6 million for the nine months ended September 30, 2024. Net cash used in financing activities during the nine months ended September 30, 2025 primarily consisted of payments of long-term debt and deferred financing costs primarily related to the repayments of debt obligations of $133.6 million partially offset by cash proceeds from the issuance of debt of $101.0 million and $0.3 million from the proceeds of the exercise of stock options and ESPP purchases.

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

There were no significant and material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2026, as compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates and Accounting Policies" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 24, 2026.

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

Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into USD. Total revenues for the three and nine months ended September 30, 2026, were impacted by less than 1.0% compared to the three and nine months ended September 30, 2025.

Interest Rate Risk

We are subject to market risk associated with changing interest rates within our variable rate 2025 Senior Term Loan. Our exposure to changes in interest rates in the future is currently associated with the secured overnight financing rate as determined by the Federal Reserve Bank of New York ("SOFR").

As of September 30, 2026, we had outstanding borrowings on our Senior Term Loan of $63.5 million, which bears interest at a variable rates, set at the Company's option, based on a referenced rate plus 8.50%, or SOFR plus 9.50%. At September 30, 2026, the interest rate on our 2025 Senior Term Loan was 13.24% determined based on SOFR plus 9.50%. Assuming no change in the outstanding borrowings on our 2025 Senior Term Loan, we estimate that a one percentage point increase in SOFR would increase our annual cash interest expense by approximately $0.6 million.

Inflation Risk

Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our business.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, due to the material weakness identified in the prior year, our disclosure controls and procedures were not effective as of September 30, 2026. Notwithstanding the material weakness, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than the material weakness disclosure in our Annual Report on Form 10-K filed with the SEC on March 24, 2026, and material weakness remediation activities that have begun in 2026, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2026, other than as set forth below.

There is substantial doubt concerning the Company’s ability to continue as a going concern. As a result, we may not be able to fund operations unless we are able to succeed in pursuing a strategic alternative.

The conditions described in Note 1, Liquidity and Going Concern to the condensed consolidated financial statements included elsewhere in this Form 10-Q raise substantial doubt about the Company’s ability to continue as a going concern and meet the Company’s obligations as they become due within one year after the date the financial statements are issued. In response to the described conditions, management is focused on developing plans intended to alleviate the substantial doubt about the Company’s ability to continue as a going concern, including a potential strategic transaction such as a merger or sale of substantially all of our assets, and there can be no assurances that we will be successful in these efforts. If we are unable to successfully execute on these plans, our business, prospects, financial condition, and results of operations would be materially and adversely affected, and we may be unable to continue as a going concern. If pursuit of these plans is unsuccessful, our Board may decide or be required by our creditors to seek relief under the US Bankruptcy Code. In the event of a bankruptcy, we do not expect there to be sufficient assets to fully satisfy all creditors, in which case the holders of Common Stock and warrants would lose all or substantially all of their investment. The condensed consolidated financial statements included elsewhere in this Form 10-Q have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s Class A Common Stock and public warrants trade on the OTCID Basic Market, and the Company may consider deregistering its securities or otherwise suspending its reporting obligations under the Exchange Act.

We are considering various strategies to reduce expenses and provide greater flexibility to management to focus more of its time and the Company's resources on strengthening our core business, exploring strategic transactions, and pursuing our long-term objectives. Given the cost and resource demands of being a public company, such strategies include certain actions that may result in the Company discontinuing making periodic filings with the SEC, including by deregistering our securities under the Exchange Act or otherwise ceasing to file reports with the SEC. The Company’s Class A Common Stock and public warrants currently trade on the OTCID Basic Market, but may not be permitted to continue trading on that market if our reporting obligations terminate or are suspended or if our Class A common stock fails to trade at prices above $0.01 per share. While no decision has been made, should we ultimately pursue such a course, there could be a substantial decrease in disclosure by us of our operations and prospects, as a result of which, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and the ability of our stockholders to sell our securities in the secondary market may be materially limited.

Conversions of a substantial portion of the principal and accrued interest into shares of the Company’s Class A Common Stock under the Subordinated Notes have resulted in significant dilution to our existing stockholders, and future conversions could result in additional substantial dilution.

During the nine months ended September 30, 2026, YA converted $3,642 of principal and $750 of accrued interest under the Convertible Debentures in exchange for 16,295,519 shares of the Company’s Class A Common Stock, including $483 of principal and $79 of accrued interest converted in exchange for 9,361,712 shares of the Company’s Class A Common Stock during the three months ended September 30, 2026. Subsequent to September 30, 2026, YA has converted $0.2 million of principal and $0.02 of accrued interest converted in exchange for 20,637,890 shares of the Company’s Class A Common Stock. We have also issued shares in satisfaction of interest under the 2025 GPO Convertible Note, including 7,407,213 shares in October and November 2026 in satisfaction of the third-quarter interest payment of $0.4 million.

These conversions have resulted in significant dilution to existing stockholders, and may depress the market price of our Class A Common Stock. If additional principal or interest is converted, particularly at further reduced conversion prices, stockholders will experience additional material dilution. The shares of Class A Common Stock issuable upon conversion of remaining unconverted principal may exert continued downward pressure on our stock price, which could make any future conversions even more dilutive.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than as reported on each of our Current Reports on Form 8-K, we did not have any unregistered sales of equity securities during the three months ended September 30, 2026.

Use of Proceeds

Not applicable.

Purchase of Equity Securities

We did not repurchase shares of our common stock during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities.

On April 13, 2026, the Company’s Class A Common Stock was delisted from the NYSE. The NYSE delisting caused events of default under the Subordinated Notes. On August 22, 2026, the forbearance agreements with each of the Subordinated Creditors expired and the Company is in default under the Subordinated Notes.

At September 30, 2026, the Company was not in compliance with the minimum cash balance requirement, the minimum ARR requirement, and the minimum adjusted EBITDA requirement under the 2025 Senior Term Loan for the twelve month period ending September 30, 2026. None of such covenant breaches have been waived. As a result of the NYSE delisting and related events of default under the Subordinated Notes, the Company is also in default of its 2025 Senior Term Loan due to the cross-default provision within the 2025 Senior Term Loan. As of the date of this filing, the 2025 Senior Term Loan lenders have reserved their rights to exercise their default rights, which could include the immediate repayment of the amount outstanding under the 2025 Senior Term Loan.

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

Annex A-2 to the Proxy Statement/Prospectus filed on July 5, 2022 (File No.333-261483).
3.1	Certificate of Incorporation of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-39672)
3.2	Bylaws of FiscalNote Holdings, Inc. (f/k/a/ Duddell Street Acquisition Corp.).	Exhibit 3.2 to the Current Report on Form 8-K filed on August 2, 2022 (File No. 001-39672)
4.1	Warrant Agreement, dated as of October 28, 2020, by and among Duddell Street Acquisition Corp and Continental Stock Transfer & Trust Company, as warrant agent.	Exhibit 4.1 of DSAC’s Current Report on Form 8-K filed with the SEC on November 2, 2020 (File No. 333-249207).
4.2	Form of Warrant	Exhibit 10.2 to the Current Report on Form 8-K filed on March 20, 2023 (File No. 001-39672).
10.1+* 10.2+	Employment Agreement, dated July 24, 2026, by and between the Company and Key Compton Performance-Based Restricted Stock Award, dated July 24, 2026, by and between the Company and Key Compton	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 10, 2026 (File No. 001-39672). Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 10, 2026 (File No. 001-39672).
10.3	Equity Purchase Agreement, dated as of August 27, 2026	Exhibit 10.1 to the Current Report on Form 8-K filed on September 2, 2026 (File No. 001-39672).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.
32	Section 1350 Certifications.	Furnished with this report.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Submitted electronically with this report.

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

FISCALNOTE HOLDINGS, INC.

Date: November 9, 2026	By:	/s/ Jon Slabaugh
Name: Jon Slabaugh
Title: Chief Financial Officer

Date: November 9, 2026	By:	/s/ Key Compton
Name: Key Compton
Title: Chief Executive Officer